Form 10-Q
period 2013-06-30
Shire plc
filed 2013-08-01
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2013

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

Yes [  ]                                No [X]

As at July 26, 2013 the number of outstanding ordinary shares of the Registrant was 562,861,459.

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
DAYTRANA® (trademark of Noven Therapeutics, LLC)
DERMAGRAFT® (human fibroblast-derived dermal substitute)
ELAPRASE® (idursulfase)
ELVANSE® (lisdexamfetamine dimesylate)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
INTUNIV® (guanfacine extended release)
INTUNIV XRTM (guanfacine hydrochloride extended-release; Canada)
LIALDA® (trademark of Nogra Pharma Limited (“Nogra”))
MEZAVANT® (trademark of Nogra)
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

SHIRE PLC
Form 10-Q for the three months to June 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2013	2012
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		1,301.9	1,482.2
Restricted cash		17.6	17.1
Accounts receivable, net	4	915.2	824.2
Inventories	5	492.2	436.9
Deferred tax asset		212.5	229.9
Prepaid expenses and other current assets	6	289.1	221.8
Total current assets		3,228.5	3,212.1

Non-current assets:
Investments		33.2	38.7
Property, plant and equipment, net		953.1	955.8
Goodwill	7	611.6	644.5
Other intangible assets, net	8	2,998.1	2,388.1
Deferred tax asset		44.5	46.5
Other non-current assets		33.9	31.5
Total assets		7,902.9	7,317.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	9	1,456.7	1,501.5
Convertible bonds	10	1,100.0	-
Other current liabilities	11	158.8	144.1
Total current liabilities		2,715.5	1,645.6

Non-current liabilities:
Convertible bonds	10	-	1,100.0
Deferred tax liability		731.4	520.8
Other non-current liabilities	12	624.5	241.6
Total liabilities		4,071.4	3,508.0

Commitments and contingencies	13	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		June 30,	December 31,
		2013	2012
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.8 million shares issued and outstanding (2012: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)		55.8	55.7
Additional paid-in capital		3,024.1	2,981.5
Treasury stock: 14.5 million shares (2012: 10.7 million shares)		(476.9)	(310.4)
Accumulated other comprehensive income	14	52.2	86.9
Retained earnings		1,176.3	995.5
Total equity		3,831.5	3,809.2
Total liabilities and equity		7,902.9	7,317.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2013	2012	2013	2012
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,230.2	1,147.7	2,346.9	2,254.6
Royalties		36.3	56.3	74.8	112.6
Other revenues		8.0	3.8	14.7	12.4
Total revenues		1,274.5	1,207.8	2,436.4	2,379.6

Costs and expenses:
Cost of product sales		175.7	152.5	331.6	310.9
Research and development ("R&D")(1)		260.1	238.6	484.3	458.9
Selling, general and administrative ("SG&A")(1)		457.6	511.0	896.3	1,011.0
Goodwill impairment charge	7	-	-	198.9	-
Gain on sale of product rights		(4.5)	(3.6)	(11.0)	(10.8)
Reorganization costs	3	26.4	-	43.9	-
Integration and acquisition costs		17.4	7.1	21.5	12.4
Total operating expenses		932.7	905.6	1,965.5	1,782.4

Operating income		341.8	302.2	470.9	597.2
Interest income		0.5	0.6	1.2	1.4
Interest expense		(8.9)	(9.6)	(18.0)	(19.8)
Other (expense)/ income, net		(1.4)	(1.8)	(2.5)	0.1
Total other expense, net		(9.8)	(10.8)	(19.3)	(18.3)

Income before income taxes and equity in earnings/(losses) of equity method investees		332.0	291.4	451.6	578.9
Income taxes		(74.4)	(53.0)	(129.6)	(103.0)
Equity in earnings/(losses) of equity method investees, net of taxes		0.5	(0.6)	0.9	0.3
Net income		258.1	237.8	322.9	476.2
Earnings per ordinary share - basic		46.9c	42.7c	58.6c	85.8c
Earnings per ordinary share - diluted		45.3c	41.3c	57.5c	82.8c
Weighted average number of shares (millions):
Basic		549.6	557.0	550.5	555.2
Diluted		586.0	594.9	587.5	594.8

(1)
R&D includes intangible asset impairment charges of $19.9 million (2012: $27.0 million) for the three months and six months to June 30, 2013. SG&A costs includes amortization of intangible assets relating to intellectual property rights acquired of $45.8 million for the three months to June 30, 2013 (2012: $51.0 million) and $91.7 million for the six months to June 30, 2013 (2012: $96.6 million).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	$'M	$'M	$'M	$'M
Net income	258.1	237.8	322.9	476.2
Other comprehensive income:
Foreign currency translation adjustments	1.6	(54.3)	(34.5)	(17.7)
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $0.9 million, $2.9 million, $1.1 million and $2.9 million)	1.5	3.1	(0.2)	6.0
Comprehensive income	261.2	186.6	288.2	464.5

The components of accumulated other comprehensive income as at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
	$’M	$’M
Foreign currency translation adjustments	50.6	85.1
Unrealized holding gain on available-for-sale securities, net of taxes	1.6	1.8
Accumulated other comprehensive income	52.2	86.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2013	562.5	55.7	2,981.5	(310.4)	86.9	995.5	3,809.2
Net income	-	-	-	-	-	322.9	322.9
Foreign currency translation	-	-	-	-	(34.5)	-	(34.5)
Options exercised	0.3	0.1	-	-	-	-	0.1
Share-based compensation	-	-	37.2	-	-	-	37.2
Tax benefit associated with exercise of stock options	-	-	5.4	-	-	-	5.4
Shares purchased by employee benefit trust ("EBT")	-	-	-	(50.0)	-	-	(50.0)
Shares purchased under share buy-back program	-	-	-	(179.3)	-	-	(179.3)
Shares released by EBT to satisfy exercise of stock options	-	-	-	62.8	-	(62.9)	(0.1)
Unrealized holding loss on available-for-sale securities, net of taxes	-	-	-	-	(0.2)	-	(0.2)
Dividends	-	-	-	-	-	(79.2)	(79.2)
As at June 30, 2013	562.8	55.8	3,024.1	(476.9)	52.2	1,176.3	3,831.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2013 Shire plc declared and paid dividends of 14.60 US cents per ordinary share (equivalent to 43.80 US cents per ADS) totalling $79.2 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

6 months to June 30,	2013	2012
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	322.9	476.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.2	152.4
Share based compensation	36.4	43.4
Impairment of intangible assets	19.9	27.0
Goodwill impairment charge1	198.9	-
Gain on sale of product rights	(11.0)	(10.8)
Other	20.9	4.3
Movement in deferred taxes	21.2	(24.1)
Equity in earnings of equity method investees	(0.9)	(0.3)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(102.6)	22.4
Increase in sales deduction accrual	40.0	27.6
Increase in inventory	(53.9)	(67.0)
(Increase)/decrease in prepayments and other assets	(66.5)	32.1
(Decrease)/increase in accounts and notes payable and other liabilities	(160.7)	34.7
Returns on investment from joint venture	3.2	4.9
Net cash provided by operating activities (A)	419.0	722.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(0.5)	6.2
Purchases of subsidiary undertakings and businesses, net of cash acquired	(227.8)	(97.0)
Purchases of property, plant and equipment ("PP&E")	(65.0)	(64.4)
Purchases of intangible assets	-	(43.5)
Proceeds received on sale of product rights	10.3	10.4
Returns from equity investments	3.7	8.4
Net cash used in investing activities (B)	(279.3)	(179.9)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2013	2012
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire shares under share buy-back program	(177.7)	-
Payment of dividend	(79.2)	(70.7)
Payments to acquire shares by the Employee Benefit Trust ("EBT")	(50.0)	(10.7)
Excess tax benefit associated with exercise of stock options	6.1	35.2
Contingent consideration payments	(8.8)	-
Other	(7.5)	(2.4)
Net cash used in financing activities(C)	(317.1)	(48.6)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(2.9)	(1.6)
Net (decrease)/increase in cash and cash equivalents (A+B+C+D)	(180.3)	492.7
Cash and cash equivalents at beginning of period	1,482.2	620.0
Cash and cash equivalents at end of period	1,301.9	1,112.7

Supplemental information associated with continuing operations:
6 months to June 30,	2013	2012
	$’M	$’M
Interest paid	(16.9)	(17.3)
Income taxes paid	(196.8)	(68.3)

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

Adopted during the period

Indefinite-Lived Intangible Assets (Other than Goodwill) Impairment Testing

In July 2012 the Financial Accounting Standard Board (“FASB”) issued guidance on the testing of indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, performing the impairment test is unnecessary. The more-likely-than-not threshold is defined as a likelihood of more than 50 percent. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the impairment test and may resume performing the qualitative assessment in any subsequent period. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Disclosure about offsetting assets and liabilities

In December 2011 the FASB issued guidance on disclosures about offsetting assets and liabilities. In January 2013 the FASB amended the previous guidance to clarify the scope of guidance issued in December 2011. The amended guidance requires entities to disclose both gross and net information about derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with FASB guidance on topics “Balance Sheet” and “Derivatives and Hedging” or subject to an enforceable master netting arrangement or similar agreement; to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. Enhanced disclosure of balance sheet offsetting as required by this guidance is included in Note 15.

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

Acquisition of SARcode Bioscience Inc. (“SARcode”)

On April 17, 2013 Shire completed the acquisition of 100% of the outstanding share capital of SARcode. The acquisition date fair value of the consideration totaled $368 million, comprising cash consideration paid on closing of $151 million and the fair value of contingent consideration payable of $217 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $525 million dependent upon achievement of certain clinical, regulatory and net sales milestones.

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

The acquisition of SARcode has been accounted as a business combination using the acquisition method. The assets and liabilities assumed from SARcode have been recorded at their preliminary fair values at the date of acquisition, being April 17, 2013. The Company’s consolidated financial statement and results of operations include the result of SARcode from April 17, 2013.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired in process research and development (“IPR&D”) in respect of Lifitegrast ($412 million), net current liabilities assumed ($8.2 million), net non-current liabilities assumed (including deferred tax liabilities) ($122.4 million) and goodwill ($86.6 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $86.6 million, which is not deductible for tax purposes, has been assigned to the SP operating segment. Goodwill includes the value of the assembled workforce and the related scientific expertise in ophthalmology which allows for potential expansion into a new therapeutic area.

In the six months to June 30, 2013 the Company has expensed costs of $4.6 million (2012: $nil) relating to the SARcode acquisition, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

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

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D in respect of PREMIPLEX ($151.8 million), net current liabilities assumed ($11.7 million), net non-current liabilities assumed (including deferred tax liabilities) ($29.5 million) and goodwill ($29.6 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $29.6 million, which is not deductible for tax purposes, has been assigned to the HGT operating segment.

In the six months to June 30, 2013 the Company expensed costs of $4.2 million (2012: nil) relating to the Premacure acquisition, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of Lotus Tissue Repair, Inc (“Lotus”)

On February 12, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Lotus. The acquisition date fair value of consideration totaled $174.2 million, comprising cash consideration paid on closing of $49.4 million, and the fair value of contingent consideration payable of $124.8 million.  The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $275 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain pre-clinical and clinical development milestones.

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

In the six months to June 30, 2013 the Company expensed costs of $3.7 million (2012: $nil) relating to the Lotus acquisition, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Supplemental disclosure of pro forma information

The unaudited pro forma financial information to present the combined results of the operations of Shire, SARcode Premacure and Lotus are not provided as the collective impacts of these acquisitions were not material to the Company’s results of operations for any period presented.

3.	Reorganization costs

Turnhout, Belgium Site Closure

On January 23, 2013 Shire announced that it had decided to proceed with a collective dismissal and business closure at its site in Turnhout, Belgium. This decision follows the conclusion of an information and consultation process. Shire will continue to sell RESOLOR in Europe and the supply of RESOLOR for patients in Europe who rely on the medicine will not be affected. In the three and six months to June 30, 2013 the Company incurred reorganization costs totaling $1.7 million and $19.2 million, respectively relating to employee involuntary termination benefits and other re-organization costs (of which $0.4 million is accrued at June 30, 2013). The closure of the Turnhout site is expected to be completed by the end of 2013.

 “One Shire” business re-alignment

On May 2, 2013 the Company announced that there would be a re-alignment of the business to integrate the three divisions into a simplified “One Shire” organization in order to drive future growth and innovation. In the three and six months to June 30, 2013, the Company incurred reorganization costs totaling $24.7 million, relating to contract termination and other re-organization costs (of which $0.4 million is accrued at June 30, 2013). This re-alignment is ongoing and the Company is continuing to evaluate the total costs expected to be incurred and the timeframe.

4.	Accounts receivable, net

Accounts receivable at June 30, 2013 of $915.2 million (December 31, 2012: $824.2 million), are stated net of a provision for discounts and doubtful accounts of $41.8 million (December 31, 2012: $41.7 million).

Provision for discounts and doubtful accounts:

	2013	2012
	$’M	$’M
As at January 1,	41.7	31.1
Provision charged to operations	150.8	135.0
Provision utilization	(150.7)	(129.5)
As at June 30,	41.8	36.6

At June 30, 2013 accounts receivable included $34.8 million (December 31, 2012: $38.5 million) related to royalty income.

5.	Inventories

Inventories are stated at the lower of cost or market and comprise:

	June 30,	December 31,
	2013	2012
	$’M	$’M
Finished goods	155.0	124.4
Work-in-progress	245.3	220.6
Raw materials	91.9	91.9

	492.2	436.9

6.	Prepaid expenses and other current assets

	June 30,	December 31,
	2013	2012
	$’M	$’M
Prepaid expenses	49.2	31.7
Income tax receivable	175.3	130.6
Value added taxes receivable	20.4	20.9
Other current assets	44.2	38.6
	289.1	221.8

7.	Goodwill

	June 30,	December 31,
	2013	2012
	$’M	$’M
Goodwill arising on businesses acquired	611.6	644.5

In the six months to June 30, 2013 the Company completed the acquisitions of SARcode, Premacure and Lotus, which resulted in goodwill with a value of $86.6 million, $29.6 million and $54.1 million, respectively (see Note 2). On an Interim basis the goodwill of SARcode has been assigned to the SP operating segment and the goodwill of Premacure and Lotus has been assigned to the HGT operating segment.

At June 30, 2013 goodwill of $376.8 million (December 31, 2012: $291.1 million) is held in the SP segment, $234.8 million (December 31, 2012: $154.5 million) in the HGT segment and $nil (December 31, 2012: $198.9 million) is held in the RM segment. The Company is continuing to assess the impact of the ongoing “One Shire” realignment on its operating and reportable segments (see note 18 for details) and the related impact on the allocation of goodwill.

	2013	2012
	$’M	$’M
As at January 1,	644.5	592.6
Acquisitions	170.3	48.1
Goodwill impairment charge	(198.9)	-
Foreign currency translation	(4.3)	(4.7)
As at June 30,	611.6	636.0

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

In the first quarter of 2013 the Company identified circumstances which indicated that the carrying value of goodwill in the RM reporting unit may not be recoverable, which triggered an impairment test in advance of the annual testing date.

These circumstances included the results of an independent market research study of the DERMAGRAFT sales potential, commissioned by the Company, which was finalized late in the first quarter of 2013. In addition, while the Company still expects DERMAGRAFT to return to growth over coming quarters, the recently completed restructuring of the RM sales and marketing organization and the implementation of a new commercial model had a more pronounced impact than previously expected. As a result of these and other factors forecast future sales are now lower than at the time of acquisition.

The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the RM reporting unit. The RM goodwill impairment charge is not deductible for tax purposes. This is the primary reason that the effective rate of tax in the first half of 2013 (29%) is higher than the same period in 2012 (18%). Accumulated goodwill impairment as at June 30, 2013 was $198.9 million (December 31, 2012: $nil).

Key assumptions used to determine the fair value of the RM reporting unit included expected cash flows for the period from March 31, 2013 to December 31, 2023 and the associated discount rate of 15.1%, which was derived from management’s best estimate of the after-tax weighted average cost of capital for the RM reporting unit.

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

8.	Other intangible assets, net

	June 30,	December 31,
	2013	2012
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,446.6	2,462.0
Acquired product technology	710.0	710.0
Other intangible assets	44.5	44.5
	3,201.1	3,216.5
Intellectual property rights acquired for IPR&D	945.8	231.0
	4,146.9	3,447.5
Less: Accumulated amortization	(1,148.8)	(1,059.4)
	2,998.1	2,388.1

As at June 30, 2013 the net book value of intangible assets allocated to the SP segment was $1,582.4 million (December 31, 2012: $1,238.0 million), to the HGT segment was $760.3 million (December 31, 2012: $474.6 million) and to the RM segment was $655.4 million (December 31, 2012: $675.5 million).

The change in the net book value of other intangible assets for the six months to June 30, 2013 and 2012 is shown in the table below:

	Other intangible assets
	2013	2012
	$’M	$’M
As at January 1,	2,388.1	2,493.0
Acquisitions	732.8	272.5
Amortization charged	(91.7)	(97.3)
Impairment charges	(19.9)	(27.0)
Foreign currency translation	(11.2)	(15.6)
As at June 30,	2,998.1	2,625.6

In the six months to June 30, 2013 the Company acquired intangible assets totaling $732.8 million, relating to intangible assets acquired with SARcode, Premacure and Lotus (see Note 2 for further details).

In the second quarter of 2013 the Company reviewed certain IPR&D intangible assets acquired through Movetis N.V. (“Movetis”) for impairment and recognized an impairment charge of $19.9 million (2012: $27.0 million) recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. These impairment charges have been recorded in the SP operating segment. The fair values of these assets were determined using the income approach, which used significant unobservable (Level 3) inputs (see Note 16 for further details).

Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2013 will be approximately $170 million for each of the five years to June 30, 2018. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

9.	Accounts payable and accrued expenses

	June 30,	December 31,
	2013	2012
	$’M	$’M
Trade accounts payable and accrued purchases	201.7	208.1
Accrued rebates – Medicaid	454.6	455.6
Accrued rebates – Managed care	226.2	184.9
Sales return reserve	93.1	90.5
Accrued bonuses	70.5	109.0
Accrued employee compensation and benefits payable	74.4	64.5
R&D accruals	70.9	73.5
Provisions for litigation losses and other claims	73.5	118.2
Other accrued expenses	191.8	197.2
	1,456.7	1,501.5

10.	Convertible Bonds

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

The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling or in the case of Final Maturity Date by delivery of the underlying ordinary shares and, if necessary, a cash top-up amount. As the Bonds will be redeemed within twelve months of the balance sheet date, the Bonds have been presented as a current liability at June 30, 2013.

11.	Other current liabilities

	June 30,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	24.9	78.4
Value added taxes	18.5	23.6
Contingent consideration payable	86.4	16.0
Other current liabilities	29.0	26.1
	158.8	144.1

12.	Other non-current liabilities

	June 30,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	63.3	58.9
Deferred revenue	10.7	11.4
Deferred rent	11.2	11.9
Insurance provisions	12.4	12.3
Contingent consideration payable	499.0	120.4
Other non-current liabilities	27.9	26.7
	624.5	241.6

13.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at June 30, 2013 are presented below:
Operating
leases
$’M
2013	21.6
2014	40.3
2015	31.2
2016	23.0
2017	17.3
2018	11.8
Thereafter	82.8
228.0

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $25.4 million and $21.5 million for the six months to June 30, 2013 and 2012 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At June 30, 2013 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $48.7 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

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

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $71.5 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the six months to June 30, 2013 Shire received up-front and milestone payments totaling $3.0 million (2012: $6.0 million). In the six months to June 30, 2013 Shire recognized up-front and milestone income of $4.0 million (2012: $6.0 million) in other revenues and $26.3 million (2012: $38.0 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At June 30, 2013 the Company had committed to pay approximately $398 million (December 31, 2012: $425 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At June 30, 2013 the Company had committed to pay approximately $80 million (December 31, 2012: $125 million) in respect of contract manufacturing. The Company expects to pay all of these commitments in 2013.

(iii)	Other purchasing commitments

At June 30, 2013 the Company had committed to pay approximately $144 million (December 31, 2012: $145 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $134 million of these commitments in 2013.

(iv)	Investment commitments

At June 30, 2013 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $17 million (December 31, 2012: $15 million) which may all be payable in 2013, depending on the timing of capital calls.

(v)	Capital commitments

At June 30, 2013 the Company had committed to spend $82 million (December 31, 2012: $97 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At June 30, 2013 provisions for litigation losses, insurance claims and other disputes totaled $85.9 million (December 31, 2012: $130.5 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases. The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity, which will expire on August 23, 2014. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new lawsuit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey. In May 2012, the Mylan case that was filed in the Eastern District of New York was transferred and consolidated with the Mylan, Sandoz, Roxane, Amneal and Actavis cases in New Jersey.  In December 2012, the parties completed a Markman briefing but no ruling has been rendered. A Markman hearing is scheduled to take place on August 5, 2013.  No trial dates have been set. In February 2013, Shire withdrew its lawsuit against Watson following Watson’s withdrawal of its ANDA.

INTUNIV

Between March 2010 and March 2011, Shire was notified that seven separate ANDAs had been submitted to the FDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of INTUNIV. The ANDA filers were Actavis Inc., Teva Pharmaceuticals USA, Inc., Anchen, Inc., Watson Pharmaceuticals, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Inc., and certain of their respective affiliates.  Shire filed lawsuits against each of these ANDA filers.  All of the lawsuits have now been settled.  Under the terms of the Actavis settlement, Actavis has a license to make and market Actavis' generic versions of INTUNIV in the United States on December 1, 2014.  Such sales will require the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis' exclusivity. All other parties with whom Shire has settled will be able to enter the market with their respective ANDA-approved products after Actavis’ 180 day exclusivity period has expired.  Each of the settlements included a consent judgment confirming that the proposed ANDA products infringe the patents-in-suit, U.S. Patents 6,287,599 and 6,811,794, and that those patents are valid and enforceable with respect to their respective proposed ANDA products.   U.S. Patent 5,854,290, which was originally asserted in some of the litigations, has been dedicated to the public.

FOSRENOL

Between February 2009 and December 2010 Shire was notified that four separate ANDAs had been submitted to the FDA under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of FOSRENOL. The ANDA filers were Barr Laboratories, Inc.; Mylan, Inc.; Natco Pharma Limited and Alkem Laboratories Ltd., and

certain of their respective affiliates. Shire filed lawsuits against each of these ANDA filers.  In April 2011, Shire and Barr reached a settlement and the lawsuit against Barr was dismissed.  The settlement provides Barr with a license to market its own generic version of FOSRENOL upon receiving FDA approval in the US on the earlier of the date of entry of another company’s generic version of FOSRENOL to the US market, or October 1, 2021.  Shire’s lawsuits against Mylan, Alkem and Natco have each been dismissed, and consequently, each of Mylan, Alkem and Natco may enter the US market upon FDA approval of their respective ANDA products.

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

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. The court has appointed a special master to assist with a Markman hearing and to preside over any discovery disputes.  A Markman hearing date is scheduled to take place on August 22, 2013.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A Markman hearing was held on December 20, 2012 and a written Markman decision was given by the court on January 17, 2013. A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson has appealed the trial court’s ruling to the Court of Appeals of the Federal Circuit but no date for the hearing has been set.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. (“Mylan”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. No date for a Markman hearing has been set. A trial is scheduled to begin on June 2, 2014.

ADDERALL XR

On November 1, 2010 Impax Laboratories, Inc. (“Impax”) filed suit against Shire in the US District Court for the Southern District of New York claiming that Shire was in breach of its supply contract for the authorized generic version of ADDERALL XR. On February 7, 2013 Shire and Impax settled this dispute and agreed to discontinue all court and related proceedings. Under the terms of the settlement Shire made a one-time cash payment to Impax of $48 million in the first quarter of 2013. Also as part of the settlement, the parties have entered into an amended supply agreement which will govern the supply of authorized generic ADDERALL XR from Shire to Impax until the end of the supply term on September 30, 2014.

In February 2011, Shire was notified that Watson Laboratories, Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of all approved strengths of ADDERALL XR. Shire filed a lawsuit in the U.S. District Court for the Southern District of New York against Watson Pharmaceuticals, Inc. and certain of its affiliates for infringement of certain of Shire’s ADDERALL XR patents. Par Pharmaceutical, Inc. (the successor in interest to Watson's ANDA for ADDERALL XR) has withdrawn its ANDA, and the litigation was dismissed on January 23, 2013 by agreement between Shire, Watson and Par Pharmaceutical, Inc..

In February 2013, Shire was notified that Neos Therapeutics, Inc. had submitted a New Drug Application under section 505(b)(2) of the Hatch Waxman Act (“505(b)(2) Application”). The 505(b)(2) Application was submitted with a paragraph IV certification for U.S. Reissued Patent Nos. RE41,148 and 42,096 listed in the Orange Book.  Within the requisite 45 day period, Shire filed a lawsuit in the Northern District of Texas against Neos Therapeutics, Inc. for infringement of those patents. The filing of the lawsuit triggered a stay of final approval of the 505(b)(2) Application for 30 months.  No trial date has been set.

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

Investigation related to DERMAGRAFT

Shire understands that the Department of Justice, including the US Attorney’s Office for the Middle District of Florida, Tampa Division and the US Attorney’s Office for Washington, DC, is conducting civil and criminal investigations into the sales and marketing practices of Advanced BioHealing Inc. (“ABH”) relating to DERMAGRAFT. Shire is cooperating fully with these investigations. Shire is not in a position at this time to predict the scope, duration or outcome of these investigations.

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

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the six months to June 30, 2013 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for- sale securities	Accumulated other comprehensive income
	$M	$M	$M
As at January 1, 2013	85.1	1.8	86.9
Current period change:
Other Comprehensive income before reclassification	(34.5)	(2.1)	(36.6)
Gain recognized in the income statement (within Other (expense)/income, net) on disposal of available-for-sale securities	-	1.9	1.9
Net current period other comprehensive income	(34.5)	(0.2)	(34.7)
As at June 30, 2013	50.6	1.6	52.2

15.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily related to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2013 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the six months to June 30, 2013 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the six months to June 30, 2013, including receipts of $37.9 million and $48.6 million in respect of Spanish and Italian receivables, respectively.

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

At June 30, 2013 the Company had 25 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swaps and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at June 30, 2013  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.7 million, resulting in net derivative assets and derivative liabilities of $2.3 million and $2.0 million, respectively. Further details are included below:

		Fair value	Fair value
		June 30,	December 31,
		2013	2012
		$’M	$’M
Assets	Prepaid expenses and other current assets	3.0	1.3
Liabilities	Other current liabilities	2.7	3.0

Net (losses)/ gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income
In the six months to		June 30,	June 30,
		2013	2012
		$’M	$’M
Foreign exchange contracts	Other income, net	(3.8)	6.9

These net foreign exchange (losses)/gains are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

16.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at June 30, 2013 and December 31, 2012 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Carrying	Fair value
		value
			Total	Level 1	Level 2	Level 3
At June 30, 2013		$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)		12.3	12.3	12.3	-	-
Contingent consideration receivable (2)		38.6	38.6	-	-	38.6
Foreign exchange contracts		3.0	3.0	-	3.0	-

Financial liabilities:
Foreign exchange contracts		2.7	2.7	-	2.7	-
Contingent consideration payable(3)		585.4	585.4	-	-	585.4

			Total	Level 1	Level 2	Level 3
At December 31, 2012		$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)		14.2	14.2	14.2	-	-
Contingent consideration receivable (2)		38.3	38.3	-	-	38.3
Foreign exchange contracts		1.3	1.3	-	1.3	-

Financial liabilities:
Foreign exchange contracts		3.0	3.0	-	3.0	-
Contingent consideration payable(3)	1	136.4	136.4	-	-	136.4
(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable

	2013	2012
	$'M	$'M
Balance at January 1,	38.3	37.8
Gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	11.0	10.8
Reclassification of amounts to Other receivables within Other current assets	(9.7)	(10.0)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	(1.0)	(0.7)
Balance at June 30,	38.6	37.9

Contingent consideration payable
	2013	2012
	$'M	$'M
Balance at January 1,	136.4	-
Initial recognition of contingent consideration payable	451.4	127.8
Loss recognized in the income statement (within Integration and acquisition costs) due to change in fair value during the period	13.7	2.1
Reclassification of amounts to Other current liabilities	(8.4)	(2.7)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	(7.7)	-
Balance at June 30,	585.4	127.2

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At June 30, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration receivable ("CCR")	38.6	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 40%

			• Future forecast royalties receivable at relevant contractual royalty rates	• $10 million to $171 million

			• Assumed market participant discount rate	• 6.0%

Financial liabilities:	Fair Value at the Measurement Date

At June 30, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration payable	585.4	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 18 to 57% (Weighted average)

			• Assumed market participant discount rate	• 2.1 to 8.8% (Weighted average)

			• Periods in which milestones are expected to be achieved	• 2014 to 2024

			• Forecast quarterly royalties payable on net sales of relevant products	• $1.7 to $7.6 million

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

Contingent consideration payable represents future milestones the Company may be required to pay in conjunction with various business combinations and future royalties payable as a result of certain business combinations and licenses. The amount ultimately payable by Shire in relation to business combinations is dependent upon the achievement of specified future milestones, such as the achievement of certain future development, regulatory and sales milestones. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related contingent consideration to fair value each balance sheet date. The amount of contingent consideration which may ultimately be payable by Shire in relation to future royalties is dependent upon future net sales of the relevant products over the life of the royalty term. The Company assesses the present value of forecast future net sales of the relevant products and re-measures the related contingent consideration to fair value each balance sheet date.

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

Assets Measured At Fair Value on a Non-Recurring Basis in the period using Significant Unobservable Inputs (Level 3)

In the second quarter of 2013 the Company reviewed certain IPR&D intangible assets acquired through Movetis for impairment and recognized an impairment charge of $19.9 million, recorded within R&D in the consolidated income statement, to write-down these assets to their fair value. The fair value of these assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by these assets and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these assets, determined at the time of the impairment review, was $20.3 million.

Quantitative information about Non-Recurring Level 3 Fair Value Measurements which occurred in the period is included below:

	Fair Value at the Measurement Date

At June 30, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Rate used
	$'M

Movetis-related IPR&D intangible assets	20.3	Income approach (discounted cash flow)	• Decline in forecast peak sales since last impairment test	• 50%

			• Assumed market participant discount rate	• 8.9%

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at June 30, 2013 and December 31, 2012 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	June 30, 2013		December 31, 2012
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M
Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,211.3	1,100.0	1,228.2
Building financing obligation (Level 3)	7.8	10.5	8.0	10.3

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

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	$’M	$’M	$’M	$’M
Numerator for basic earnings per share	258.1	237.8	322.9	476.2
Interest on convertible bonds, net of tax	7.5	7.8	15.1	16.2
Numerator for diluted earnings per share	265.6	245.6	338.0	492.4

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic 1	549.6	557.0	550.5	555.2
Effect of dilutive shares:
Share based awards to employees 2	2.6	4.4	3.3	6.1
Convertible bonds 2.75% due 2014 3	33.8	33.5	33.7	33.5
Diluted	586.0	594.9	587.5	594.8

1.	Excludes shares purchased by the EBT and under the share buy-back program and presented by Shire as treasury stock.
2.	Calculated using the treasury stock method.
3.	Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share based awards to employees1	11.0	6.3	9.1	4.5

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

18.	Segmental reporting

For the six months to June 30, 2013 Shire’s internal financial reporting is in line with its existing business unit and management reporting structure. The Company has three business units and three reportable segments: SP, HGT and RM. The SP, HGT and RM reportable segments represent the Company’s revenues and costs for currently promoted and sold products, together with the costs of developing products for future commercialization. ‘All Other’ has been included in the table below in order to reconcile the three segments to the total consolidated figures.

The Company evaluates performance based on revenue and operating income. The Company does not have inter-segment transactions. Assets that are directly attributable or allocable to the segments have been separately disclosed.

On May 2, 2013 the Company announced that there would be a re-alignment of the Company’s business to integrate the three divisions into a simplified “One Shire” organization in order to drive future growth and innovation. The Company is continuing to evaluate the timing and impact that this re-alignment will have on its operating and reportable segments.

	SP	HGT	RM	All Other	Total
3 months to June 30, 2013	$’M	$’M	$’M	$’M	$’M
Product sales	813.2	394.9	22.1	-	1,230.2
Royalties	24.8	-	-	11.5	36.3
Other revenues	4.8	3.2	-	-	8.0
Total revenues	842.8	398.1	22.1	11.5	1,274.5

Cost of product sales(1)	95.0	69.4	11.3	-	175.7
Research and development(1)	181.9	70.7	7.5	-	260.1
Selling, general and administrative(1)	242.2	103.3	47.1	65.0	457.6
Gain on sale of product rights	(4.5)	-	-	-	(4.5)
Reorganization costs	-	-	-	26.4	26.4
Integration and acquisition costs	9.9	6.6	0.9	-	17.4
Total operating expenses	524.5	250.0	66.8	91.4	932.7
Operating income/(loss)	318.3	148.1	(44.7)	(79.9)	341.8

Total assets	3,058.6	2,220.2	748.1	1,876.0	7,902.9
Long-lived assets(2)	117.2	684.2	52.5	102.1	956.0
Capital expenditure on long-lived assets(2)	9.5	13.5	15.0	5.3	43.3

(1)
Depreciation from manufacturing plants ($10.0 million) is included in Cost of product sales; depreciation of research and development assets ($4.3 million) and impairment of IPR&D intangible assets in the SP reporting segment ($19.9 million) is included in Research and development; and all other depreciation and amortization charges ($61.9 million) is included in Selling, general and administrative.

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

(1)
Depreciation from manufacturing plants ($7.0 million) is included in Cost of product sales; depreciation of research and development assets ($6.4 million) and impairment of IPR&D intangible assets in the SP reporting segment ($27.0 million) is included in Research and development; and all other depreciation and amortization charges ($65.5 million) is included in Selling, general and administrative.

(2)
Long-lived assets comprise all non-current assets (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments, income tax receivable and financial instruments).

	SP	HGT	RM	All Other	Total
6 months to June 30, 2013	$’M	$’M	$’M	$’M	$’M
Product sales	1,559.3	746.8	40.8	-	2,346.9
Royalties	50.3	-	-	24.5	74.8
Other revenues	11.2	3.5	-	-	14.7
Total revenues	1,620.8	750.3	40.8	24.5	2,436.4

Cost of product sales(1)	180.8	130.9	19.8	0.1	331.6
Research and development(1)	329.3	140.3	14.7	-	484.3
Selling, general and administrative(1)	500.1	208.8	94.9	92.5	896.3
Goodwill impairment charge	-	-	198.9	-	198.9
Gain on sale of product rights	(11.0)	-	-	-	(11.0)
Reorganization costs	-	-	-	43.9	43.9
Integration and acquisition costs	11.8	8.0	1.7	-	21.5
Total operating expenses	1,011.0	488.0	330.0	136.5	1,965.5
Operating income/(loss)	609.8	262.3	(289.2)	(112.0)	470.9

Total assets	3,058.6	2,220.2	748.1	1,876.0	7,902.9
Long-lived assets(2)	117.2	684.2	52.5	102.1	956.0
Capital expenditure on long-lived assets(2)	16.9	22.8	24.3	12.2	76.2

(1)
Depreciation from manufacturing plants ($17.8 million) is included in Cost of product sales; depreciation of research and development assets ($8.9 million) and impairment of IPR&D intangible assets in the SP reporting segment ($19.9 million) is included in Research and development; and all other depreciation and amortization charges ($124.5 million) is included in Selling, general and administrative.

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

(1)
Depreciation from manufacturing plants ($14.2 million) is included in Cost of product sales; depreciation of research and development assets ($12.8 million) and impairment of IPR&D intangible assets in the SP reporting segment ($27.0 million) is included in Research and development; and all other depreciation and amortization charges ($124.7 million) is included in Selling, general and administrative.

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

Significant events in the three months to June 30, 2013 and recent developments

Pipeline

INTUNIV – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in Canada

•
On July 5, 2013 Shire received approval from Health Canada for INTUNIV XR (guanfacine hydrochloride extended-release tablets) as monotherapy for the treatment of ADHD in children aged 6 to 12 years and as adjunctive therapy to psychostimulants for the treatment of ADHD in children, aged 6 to 12 years, with a sub-optimal response to psychostimulants. The targeted launch date is November 2013.

SPD602 – for the treatment of transfusion-dependent iron overload

•
In June 2013 data from an on-going phase 2 study was presented at the 18th Congress of the European Hematology Association. Seventy-two-week data in patients with hereditary anemias indicate that the safety, tolerability and efficacy profile of SPD602 supports its continued development. Full data from the ongoing phase 2 proof-of-concept program will be available mid-2014.

SPD557 – for the treatment of refractory gastroesophageal reflux disease (“rGERD”)

•	This program has been discontinued following review of headline data from the proof-of-concept study which did not support continued development.

SPD554 (selective α2A agonist) – for the treatment of various central nervous system disorders

•	This program has been discontinued as part of ongoing portfolio prioritization assessments.

OTHER DEVELOPMENTS

Legal Proceedings

LIALDA patent litigation

•
On May 9, 2013 Shire announced that it had prevailed in its litigation against Watson Pharmaceuticals Inc., Watson Laboratories, Inc.-Florida, Watson Pharma, Inc. and Watson Laboratories, Inc. in connection with their ANDA for a generic version of Shire’s LIALDA. Following a bench trial, the US Court for the Southern District of Florida upheld the validity of US Patent No. 6,773,720 and ruled that the proposed generic product infringes that patent. Watson has appealed this ruling to the Court of Appeals of the Federal Circuit.

Share Buy-Back Program

•
In the fourth quarter of 2012 Shire commenced a share buy-back program, for the purpose of returning funds to shareholders, of up to $500 million, through both direct purchases of Ordinary Shares and through the purchase of Ordinary Shares underlying American Depositary Receipts. As of July 24, 2013 Shire had made on-market repurchases totaling 9,567,253 Ordinary Shares at a cost of $ 289.9 million (excluding transaction costs).

DIVIDEND

In respect of the six months ended June 30, 2013 the Board resolved to pay an interim dividend of 3.00 US cents per Ordinary Share (2012: 2.73 US cents per Ordinary Share).

Dividend payments will be made in Pounds Sterling to holders of Ordinary Shares and in US Dollars to holders of ADSs. A dividend of 1.95 pence per Ordinary Share (an increase of 12% compared to 2012: 1.74 pence) and 9.00 US cents per ADS (an increase of 10% compared to 2012: 8.19 US cents) will be paid on October 3, 2013 to shareholders on the register as at the close of business on September 6, 2013.

Research and development

Products in registration as at June 30, 2013

VYVANSE for the treatment of ADHD in the US

On May 1, 2013, Shire announced that the FDA had approved VYVANSE as a maintenance treatment in children and adolescents with ADHD. With this new approval, VYVANSE is currently the only stimulant approved for maintenance treatment in children and adolescents ages 6 to 17 years with ADHD, as well as in adults with ADHD.

INTUNIV for the treatment of ADHD in Canada

On July 5, 2013, Shire received the Notice of Compliance from Health Canada for INTUNIV XR (guanfacine hydrochloride extended-release tablets) as monotherapy for the treatment of ADHD in children aged 6 to 12 years and as adjunctive therapy to psychostimulants for the treatment of ADHD in children, aged 6 to 12 years, with a sub-optimal response to psychostimulants.

Products in clinical development as at June 30, 2013

Phase 3

Lisdexamfetamine dimesylate (“LDX”)1 for the treatment of inadequate response in major depressive disorder (“MDD”)

A Phase 3 clinical program to assess the efficacy and safety of LDX as adjunctive therapy in patients with MDD was initiated in the fourth quarter of 2011 and is ongoing.

1 Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

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

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SPD-606 Lifitegrast for the treatment of signs and symptoms of dry eye disease

Added to the Shire pipeline as part of the SARcode acquisition in the second quarter of 2013, a Phase 3 clinical program to further assess the efficacy of SPD 606 for the treatment of signs and symptoms of dry eye disease was initiated in the US in the fourth quarter of 2012 and is on-going.

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

FIRAZYR for the treatment for Acute Angiotensin Converting Enzyme Inhibitor-Induced Angioedema (ACE-I AE)

In December 2012, Shire submitted a supplemental Marketing Authorization Application (“MAA”), to the European Medicines Agency (“EMA”) seeking approval for FIRAZYR for the treatment of ACE-I AE in Europe. Following discussions with the FDA a US Phase 3 study is expected to commence in the fourth quarter of 2013.

ABH001 for the treatment of epidermolysis bullosa (“EB”)

ABH001 is in development for the treatment of EB, a rare genetic skin disease that causes the skin to be so fragile that the slightest friction results in painful blisters and open wounds. The company initiated a Phase 3 study in the fourth quarter of 2012 and enrolled the first patient in January 2013. The FDA has granted Fast Track designation for this program.

Phase 2

LDX for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. A Phase 2 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SPD-554 (selective α2A agonist) for the treatment of various central nervous system (“CNS”) disorders

This program has been discontinued as part of ongoing portfolio prioritization assessments.

SPD-557 for the treatment of refractory gastroesophageal reflux disease (“rGERD”)

This program has been discontinued following review of headline data from the proof-of-concept study which did not support continued development.

SPD- 602 iron chelating agent for the treatment of iron overload secondary to chronic transfusion

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

SRM-003 (formerly referred to as VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SRM-003 is a novel endothelial cell based therapy in development for enhancing blood vessel repair and improving hemodialysis access for patients with end-stage renal disease (“ESRD”).  This product has been granted orphan drug designation in the US and the EU. In March 2013, Shire enrolled the first patients in its two Phase 2 studies designed to evaluate the efficacy and safety of SRM-003 (VASCUGEL) in improving Arteriovenous Fistula (AVF) maturation and AV Graft (“AVG”) patency to facilitate hemodialysis in patients with ESRD.

Phase 1

HGT-1110 for the treatment of Metachromatic Leukodystrophy (“MLD”)

HGT-1110 is in development as an ERT delivered intrathecally for the treatment of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

Other pre-clinical development projects

A number of additional projects are underway in various stages of pre-clinical development.

Results of operations for the three months to June 30, 2013 and 2012

Financial highlights for the three months to June 30, 2013 are as follows:

•
Product sales in the second quarter of 2013 were $1,230 million, up 7%, when compared against a strong set of comparatives in the second quarter of 2012. On a Constant Exchange Rate (“CER”) basis, which is a Non GAAP measure, product sales were up 8%.

Six of Shire’s top ten products delivered double digit growth: VYVANSE (up 13% to $300 million), ELAPRASE (up 22% to $149 million), LIALDA/MEZAVANT (up 46% to $138 million), INTUNIV (up 31% to $90 million), PENTASA (up 15% to $74 million), and FIRAZYR (up 56% to $50 million).

LIALDA/MEZAVANT sales in the second quarter of 2013 were particularly strong due in part to new managed care contracts in the US. ELAPRASE sales in the second quarter of 2013 benefited from the timing of shipments to markets with large infrequent orders.

Growth in total product sales was moderated by DERMAGRAFT (down 57% to $22 million), ADDERALL XR (down 16% to $112 million) and REPLAGAL (down 7% to $114 million; down  5% on a CER basis). The second quarter of 2013 sales for all three products compare against strong prior year comparatives that will ease over the second half of the year.

The return of competition to the Fabry market in Europe was a factor in the lower REPLAGAL product sales, as was the timing of shipments which have distorted quarter on quarter growth rates in both 2013 and 2012. However, recent positive trends in patient dynamics indicate that the impact of switches to the competitor product is diminishing and Shire continues to see strong growth in the number of new naïve patients starting on REPLAGAL globally. Sales of $114 million in the second quarter of 2013 were flat against the first quarter of 2013 and Shire expects similar levels in the third quarter of 2013 with sequential growth in the final quarter of the year.

•	Total revenues were up 6% to $1,275 million (2012: $1,208 million) as the growth in product sales was partially offset, as expected, by lower royalties, particularly from ADDERALL XR.

•
Operating income was up 13% to $342 million (2012: $302 million), as the good underlying operating leverage in the second quarter of 2013 further benefited from lower legal and litigation costs and lower impairment charges, only partially offset by higher reorganization and acquisition costs compared to the second quarter of 2012. R&D expenditure was up 15% as Shire continues to progress a number of promising pipeline programs. The increase was moderated by lower SG&A expenditure (down 5%) as the Company focuses on simplifying its business, delivering efficient growth and with that enhanced margins.

•	Diluted earnings per ordinary share increased 10% to $0.45 (2012: $0.41), due to higher operating income partially offset by a higher effective tax rate of 22% (2012: 18%).

Results of operations for the three months to June 30, 2013 and 2012

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2013	2012	change
	$'M	$'M	%
Product sales	1,230.2	1,147.7	+7
Royalties	36.3	56.3	-36
Other revenues	8.0	3.8	+111
Total	1,274.5	1,207.8	+6

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2013	2012	growth	growth4	growth1		share1
Net product sales:	$'M	$'M	%	%	%		%
VYVANSE	300.3	266.2	13%	+13	+7		16
ELAPRASE	149.2	122.2	22%	+25	n/a	2	n/a	2
LIALDA/MEZAVANT	137.5	94.1	46%	+46	+17		26
REPLAGAL	114.1	123.2	-7%	-5	n/a	3	n/a	3
ADDERALL XR	112.3	133.9	-16%	-16	-11		5
INTUNIV	90.4	69.1	31%	+31	+10		5
VPRIV	82.5	82.7	0%	+1	n/a	2	n/a	2
PENTASA	73.6	63.9	15%	+15	-1		14
FIRAZYR	49.5	31.7	56%	+56	n/a	2	n/a	2
FOSRENOL	42.1	43.2	-3%	-2	-19		4
XAGRID	26.5	25.5	4%	+5	n/a	2	n/a	2
DERMAGRAFT	22.3	52.4	-57%	-57	n/a	2	n/a	2
Other product sales	29.9	39.6	-24%	-23	n/a		n/a
Total product sales	1,230.2	1,147.7	7%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended June 30, 2013.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the second quarter of 2013.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2013 product sales and revenues restated using 2012 average foreign exchange rates to 2012 actual product sales and revenues. Average exchange rates for the three months and six months to June 30, 2013 were $1.53:£1.00 and $1.30:€1.00 (2012: $1.59:£1.00 and $1.30:€1.00) and $1.55:£1.00 and $1.31:€1.00 (2012: $1.59:£1.00 and $1.30:€1.00).

VYVANSE – ADHD

VYVANSE product sales showed strong growth (up 13%) in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of higher prescription demand (up 7%) and to a lesser extent1 the effect of a price increase taken since the second quarter of 2012, the benefit of which was partially offset by higher destocking in the second quarter of 2013 compared to the second quarter of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

Product sales from ELAPRASE in the second quarter of 2013 were up 22% (up 25% on a CER basis) compared to the second quarter of 2012 primarily due to the impact of the timing of large orders to certain markets which order less frequently in addition to underlying growth in patient numbers.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the second quarter of 2013 were up 46%. New Managed Care contracts in the US contributed to increased prescription demand (up 17%) and stocking in the second quarter of 2013 compared to destocking in the second quarter of 2012. To a lesser extent1 sales also benefited from the effect of a price increase taken since the second quarter of 2012.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

REPLAGAL – Fabry disease

REPLAGAL sales were down 7% (down 5% on a CER basis) as compared to the second quarter of 2012, primarily due to the return of competition to the Fabry market in Europe and the timing of shipments which have distorted quarter on quarter growth rates in both 2013 and 2012. However, recent positive trends in the patient dynamics indicate that the impact of switches to the competitor product is diminishing and Shire continues to see strong growth in the number of new naïve patients starting on REPLAGAL globally. Sales of $114.1 million in the second quarter of 2013 were flat against the first quarter of 2013 and shire expects similar levels in the third quarter of 2013 with sequential growth in final quarter of the year.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 16%) in the second quarter of 2013 primarily as a result of lower US prescription demand (down 11%) following the introduction of a new generic competitor in June 2012 and the effect of higher sales deductions as a percentage of sales in the second quarter of 2013 compared to the second quarter of 2012.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

The strong growth in INTUNIV product sales (up 31%) in the second quarter of 2013 was driven by both growth in US prescription demand (up 10%) and the effect of price increases taken since the second quarter of 2012.

Further information about litigation proceedings regarding Shire’s INTUNIV patents can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales were flat (up 1% on a CER basis) in the second quarter of 2013, reflecting the particularly strong quarterly sales seen in the second quarter of 2012 which benefited from higher US volumes and the timing of orders to Latin America. The number of patients on therapy continues to grow.

PENTASA – Ulcerative Colitis

PENTASA product sales (up 15%) benefited from both price increases taken since the second quarter of 2012 and the impact of moderate stocking in the second quarter of 2013 compared to a small amount of pipeline destocking in the second quarter of 2012.

FIRAZYR – Hereditary Angioedema (“HAE”)

FIRAZYR product sales (up 56%) showed strong growth reflecting the continuing global growth of the product, particularly in the US market.

DERMAGRAFT – Diabetic Foot Ulcers (“DFU”)

DERMAGRAFT product sales grew by 21% compared to the first quarter of 2013 but were down 57% compared to the second quarter of 2012.

1 The actual net effect of price increases on current period net sales compare to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2013	2012	Change
	$'M	$'M	%
3TC and ZEFFIX	11.3	10.6	+7
FOSRENOL	10.8	13.0	-17
ADDERALL XR	4.9	25.7	-81
Others	9.3	7.0	+33
Total royalties	36.3	56.3	-36

Royalties from ADDERALL XR in the second quarter of 2013 were significantly impacted by both reduced sales volume and a lower royalty rate being payable to Shire by Impax Laboratories, Inc. for its authorised generic product following the launch of a new generic product in June 2012.

Cost of product sales

Cost of product sales increased to $175.7 million for the three months to June 30, 2013 (14% of product sales), from $152.5 million in the corresponding period in 2012 (2012: 13% of product sales). Cost of product sales as a percentage of product sales remained broadly constant in the second quarter of 2013 as compared to the second quarter of 2012. For the three months to June 30, 2013 cost of product sales included depreciation of $10.0 million (2012: $7.0 million) and amortization of $nil (2012: $0.5 million).

R&D

R&D expenditure increased by 9% to $260.1 million for the three months to June 30, 2013 (21% of product sales), compared to $238.6 million in the corresponding period in 2012 (21% of product sales). The second quarter of 2012 included higher impairment charges relating to certain IPR&D intangible assets compared to the second quarter of 2013. Excluding impairment charges, R&D increased by 14% due to the Company’s continued investment in R&D pipeline, primarily on non-ADHD programs for LDX, on SPD602 for iron overload and the impact of development programs acquired through business development in 2013.

R&D in the three months to June 30, 2013 included depreciation of $4.3 million (2012: $6.4 million).

SG&A

SG&A expenditure decreased by 10% to $457.6 million (37% of product sales) for the three months to June 30, 2013 from $511.0 million (45% of product sales) in the corresponding period in 2012, primarily due to higher legal and litigation costs incurred in the second quarter of 2012, as compared to the second quarter of 2013.  Excluding legal and litigation costs SG&A decreased by 5% due to the Company’s continuing focus on simplifying its business and delivering efficient growth.

For the three months to June 30, 2013 SG&A included depreciation of $16.1 million (2012: $14.5 million) and amortization of $45.8 million (2012: $51.0 million).

Gain on sale of product rights

For the three months to June 30, 2013 Shire recorded a gain on sale of product rights of $4.5 million (2012: $3.6 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA®.

Reorganization costs

For the three months to June 30, 2013 Shire recorded reorganization costs of $26.4 million (2012: $nil) primarily relating to the “One Shire” reorganization as Shire transitions to a new operating structure. The charges in the second quarter of 2013 primarily related to property costs arising from the decisions not to relocate to a new site in Pennsylvania and to limit the site expansion in San Diego to manufacturing facilities only.

Integration and acquisition costs

For the three months to June 30, 2013 Shire recorded integration and acquisition costs of $17.4 million primarily associated with the acquisitions of SARcode and Lotus in addition to charges related to the change in fair value of contingent consideration. In the second quarter of 2012 integration and acquisition costs ($7.1 million) primarily related to the acquisition of FerroKin and integration of ABH.

Interest expense

For the three months to June 30, 2013 Shire incurred interest expense of $8.9 million (2012: $9.6 million). Interest expense in the second quarter of 2013 principally relates to the coupon on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

The effective rate of tax in the second quarter of 2013 was 22% (2012: 18%). The effective rate of tax in the second quarter of 2013 is higher than the same period in 2012 due primarily to adverse changes in profit mix, changes in estimates of the amount of certain tax liabilities following the finalization of various tax returns and the impact of higher integration & acquisition costs which are not deductible for tax purposes.

Results of operations for the six months to June 30, 2013 and 2012

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30,
	2013	2012	change
	$'M	$'M	%
Product sales	2,346.9	2,254.6	+4
Royalties	74.8	112.6	-34
Other revenues	14.7	12.4	+19
Total	2,436.4	2,379.6	+2

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2013	2012	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
Net product sales:
VYVANSE	598.7	526.2	14%	+14	+7		16
ELAPRASE	263.5	247.8	6%	+9	n/a	2	n/a	2
LIALDA/MEZAVANT	238.0	184.1	29%	+29	+13		26
REPLAGAL	228.1	257.6	-11%	-10	n/a	3	n/a	3
ADDERALL XR	212.1	245.3	-14%	-14	-15		5
INTUNIV	168.1	137.6	22%	+22	+11		5
VPRIV	164.1	154.4	6%	+7	n/a	2	n/a	2
PENTASA	144.6	129.7	11%	+12	-2		14
FIRAZYR	91.2	51.4	77%	+77	n/a	2	n/a	2
FOSRENOL	84.4	88.7	-5%	-5	-18		4
XAGRID	49.9	48.7	2%	+2	n/a		n/a	2
DERMAGRAFT	40.8	101.2	-60%	-60	n/a	2	n/a	2
Other product sales	63.4	81.9	-23%	-22	n/a		n/a
Total product sales	2,346.9	2,254.6	4%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended June 30, 2013.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the six months to June 30, 2013.

VYVANSE – ADHD

VYVANSE product sales showed strong growth in the first half of 2013, up 14% compared to the first half of 2012, primarily as a result of higher prescription demand (up 7%) and to a lesser extent1 the effect of a price increase taken since the first half of 2012, the benefit of which was partially offset by higher sales deductions and higher destocking in the first half of 2013 compared to the first half of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

Product sales from ELAPRASE in the first half of 2013 were up 6% compared to the first half of 2012, primarily due to growth in underlying patient numbers.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT showed strong growth in the first half of 2013, up 29%. Increased presciption demand (up13% inthe US) benefited from new Managed Care contracts in the US. First half of 2013 sales also benefited from lower de-stocking compared to the first half of 2012. To a lesser extent1 sales also benefited from the effect of a price increase taken since the first half of 2012, offset by the effect of higher US sales deductions.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

REPLAGAL – Fabry disease

REPLAGAL revenues were down 11% compared to the first half of 2012, primarily due to the return of competition to the Fabry market in Europe and the timing of certain shipments which have distorted quarter on quarter growth rates in both 2013 and 2012. However, recent positive trends in the patient dynamics indicate that the impact of switches to the competitor product is diminishing and Shire continues to see strong growth in the number of new naïve patients starting on REPLAGAL globally.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased in the first half of 2013 (down 14%) compared to the first half of 2012, primarily as a result of lower US prescription demand (down 15%) following the introduction of a new generic competitor in June 2012 and the effect of higher sales deductions.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

The strong growth in INTUNIV product sales (up 22%) in the first half of 2013 was driven by both growth in US prescription demand and the effect1 of price increases taken since the first half of 2012, the benefit of which was partially offset by higher sales deductions and higher destocking in the first half of 2013 compared to the first half of 2012.

Further information about litigation proceedings regarding Shire’s INTUNIV patents can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales increased by 6% in the first half of 2013, primarily due to the continued growth in the number of patients on therapy.

PENTASA – Ulcerative Colitis

PENTASA product sales (up 11%) benefited from both price increases1 taken since the first half of 2012 and the impact of moderate stocking in the first half of 2013 compared to a small amount of pipeline destocking in the first half of 2012.

FIRAZYR – Hereditary Angioedema (“HAE”)

FIRAZYR product sales (up 77%) showed strong growth reflecting the continuing global growth of the product, particularly in the US market.

DERMAGRAFT – DFU

DERMAGRAFT product sales in the first half of 2013 were down by 60% compared to the first half of 2012, reflecting the impact of restructuring of the sales and marketing organization and the implementation of a new commercial model which has recently been completed.

1 The actual net effect of price increases on current period net sales compare to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2013	2012	Change
	$'M	$'M	%
3TC and ZEFFIX	23.8	24.2	-2
FOSRENOL	19.8	23.0	-14
ADDERALL XR	13.0	51.0	-75
Other	18.2	14.4	+26
Total royalties	74.8	112.6	-34

Royalties from ADDERALL XR in the first half of 2013 were significantly impacted by both reduced sales volume and a lower royalty rate being payable to Shire by Impax Laboratories, Inc. for its authorised generic product following the launch of a new generic product in June 2012.

Cost of product sales

Cost of product sales increased to $331.6 million for the six months to June 30, 2013 (14% of product sales), up from $310.9 million in the corresponding period in 2012 (2012: 14% of product sales). Cost of product sales as a percentage of product sales remained constant.

For the six months to June 30, 2013 cost of product sales included depreciation of $17.8 million (2012: $14.2 million) and amortization of $nil (2012: $0.7 million).

R&D

R&D expenditure increased to $484.3 million for the six months to June 30, 2013 (21% of product sales), compared to $458.9 million in the corresponding period in 2012 (20% of product sales). In the six months to June 30, 2012 R&D included payments of $23.0 million in respect of in-licensed and acquired products and intangible asset impairment charges of $27.0 million compared to impairment charges of $19.9 million in 2013. Excluding these costs R&D increased by $56 million or 14% due to the Company’s continued investment in its R&D pipeline, primarily on non-ADHD programs for LDX, SPD-602 for iron overload and development programs acquired through business development in 2013.

R&D in the six months to June 30, 2013 included depreciation of $8.9 million (2012: $12.8 million), and impairment charges in respect of the Company’s RESOLOR IPR&D intangible assets of $19.9 million (2012: $27.0 million).

SG&A

SG&A expenditure decreased to $896.3 million (38% of product sales) for the six months to June 30, 2013 from $1,011.0 million (45% of product sales) in the corresponding period in 2012, primarily due to the Company’s continuing focus on simplifying its business and delivering efficient growth. In the six months to June 30, 2012 SG&A also included higher legal and litigation costs and higher intangible amortization expense which were not incurred in the same period in 2013.

For the six months to June 30, 2013 SG&A included depreciation of $32.8 million (2012: $28.1 million) and amortization of $91.7 million (2012: $96.6 million).

Goodwill impairment charges

For the six months to June 30, 2013 Shire recorded an impairment charge for goodwill of $198.9 million (2012: $nil) relating to Shire’s RM business. Following a review of future forecasts for the RM business unit, management determined in the first quarter of 2013 that future sales were expected to be lower than anticipated at the time of acquisition and consequently in accordance with US GAAP, it was determined that the goodwill attributable to the RM business unit was impaired. Whilst future expectations for long term growth of DERMAGRAFT have been revised downwards, the Company still expects the product to return to growth over coming quarters.

Gain on sale of product rights

For the six months to June 30, 2013 Shire recorded a gain on sale of product rights of $11.0 million (2012: $10.8 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the six months to June 30, 2013 Shire recorded reorganization costs of $43.9 million (2012: $nil), relating to the collective dismissal and business closure at Turnhout, Belgium and the “One Shire” reorganization as the Company transitions to a new operating structure.

Integration and acquisition costs

For the six months to June 30, 2013 Shire recorded integration and acquisition costs of $21.5 million primarily associated with the acquisitions of SARcode and Lotus and the integration of FerroKin in addition to charges related to the change in fair value of contingent consideration. In 2012 integration and acquisition costs ($12.4 million) primarily related to the acquisition of FerroKin and integration of ABH.

Interest expense

For the six months to June 30, 2013 Shire incurred interest expense of $18.0 million (2012: $19.8 million), principally relates to the coupon on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis.  The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized.  In the six months to June 30, 2013 the effective tax rate was 29% (2012: 18%). The effective rate of tax in the six months to June 30, 2013 was higher than the six months to June 30, 2012 primarily due to the impact of the RM goodwill impairment charge (which is not deductible for tax purposes), an increase in unrecognized tax losses, adverse changes in profit mix and changes in estimates of the amount of certain tax liabilities following the finalization of various tax returns. These factors were partially offset by the recognition of the 2012 US R&D credit in the first quarter of 2013. The US R&D credit was recognized following the enactment of legislation on January 2, 2013, approving the extension of the regular R&D credit retrospectively.

Financial condition at June 30, 2013 and December 31, 2012

Accounts receivable, net

Accounts receivable, net increased by $91.0 million to $915.2 million (December 31, 2012: $824.2 million), primarily due to the increase in revenue in the second quarter of 2013. Days sales outstanding remained constant at 50 days (December 31, 2012: 50 days).

Other intangible assets, net

Other intangible assets increased by $610.0 million to $2,998.1 million (December 31, 2012: $2,388.1 million), due to the IPR&D assets acquired with SARcode, Premacure and Lotus, offset by intangible asset amortization, IPR&D impairment and foreign exchange movements.

Convertible bonds

Current liabilities have increased by $1,100 million due to the reclassification of the Company’s $1,100 million 2.75% convertible bonds due 2014 from non-current to current liabilities in 2013 as the Company is required to redeem the Bonds within twelve months of the balance sheet date.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $210.6 million to $731.4 million (December 31, 2012: $520.8 million), primarily due to deferred tax liabilities arising on the IPR&D assets acquired with SARcode, Premacure and Lotus.

Other non-current liabilities

Other non-current liabilities increased by $382.9 million to $624.5 million (December 31, 2012: $241.6 million) primarily due to the recognition of non-current contingent consideration payable related to the SARcode, Premacure and Lotus business combinations.

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

Shire’s balance sheet includes $1,301.9 million of cash and cash equivalents at June 30, 2013. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

Share buy-back program

Shire has a strong balance sheet and continued robust cash generation, and considers efficient use of capital on behalf of shareholders an important objective. Therefore, during the year to December 31, 2012 the Company commenced a share buy-back program, for the purpose of returning funds to shareholders, of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying American Depository Receipts (“ADRs”).

At June 30, 2013 the Company had made on-market repurchases totaling 9,432,043 Ordinary shares at a cost of $285.5 million (excluding transaction costs). This represents 1.68% of the issued share capital of the Company as at the end of the quarter. Ordinary Shares purchased may be cancelled or be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s Annual General Meeting (“AGM”).  At its AGM on April 24, 2012 the Company was authorized to make market purchases of up to 56,253,208 of its own Ordinary Shares. That authority expired at the AGM held on April 30, 2013 and was renewed.  Under the new authority, which expires at the 2014 AGM, the Company was authorized to make market purchases of up to 55,741,587 of its own Ordinary Shares.

The following table provides information about purchases by the Company in the six months to June 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of ordinary shares Purchased	Average Price Paid Per ordinary share (£)	Total Number of ordinary shares underlying ADRs Purchased	Average Price Paid Per ordinary share underlying ADRs ($)	Approximate Dollar Value of ordinary shares that May Yet Be Purchased Under the Share Buy- back Program
January 2013	715,203	19.934	336,300	32.360	$360 million
February 2013	448,896	20.748	164,100	31.954	$340 million
March 2013	466,918	20.110	244,200	30.518	$318 million
April 2013	866,594	19.731	500,400	30.263	$277 million
May 2013	1,136,618	19.383	418,698	30.081	$231 million
June 2013	320,688	20.716	181,857	32.247	$215 million

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash/ debt position (excluding restricted cash), as at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	$’M	$’M
Cash and cash equivalents1	1,301.9	1,482.2
Convertible bonds	1,100.0	1,100.0
Other	8.9	9.3
Total debt	1,108.9	1,109.3
Net cash	193.0	372.9

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

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2013 decreased by 42% or $303.8 million to $419.0 million (2012: $722.8 million), as higher cash receipts from gross product sales were more than offset by higher cash tax payments, lower royalty receipts, the payment to settle the litigation with Impax ($48 million) (see note 13 for details), the timing of receipts from large distributors in the US and the timing of operating expenses payments. The second quarter of 2012 also included strong cash receipts from government-supported healthcare providers in Spain.

Net cash used in investing activities was $279.3 million in the six months to June 30, 2013, principally relating to the cash paid (net of cash acquired) for the acquisitions of SARcode, Premacure and Lotus and for purchases of PP&E.

Net cash used in investing activities was $179.9 million in the six months to June 30, 2012, relating to the payment of $97.0 million to acquire Ferrokin and certain assets and liabilities from Pervasis, $43.5 million for the purchase of intangible assets, and $64.4 million on the purchase of PP&E.

Net cash used in financing activities was $317.1 million for the six months to June 30, 2013, principally due to the purchase of shares under the share buy-back program, purchase of shares by the EBT and the dividend payment.

Net cash used in financing activities was $48.6 million for the six months to June 30, 2012, principally due to the dividend payment and the purchase of shares by the EBT, which more than offset the excess tax benefit associated with the exercise of stock options.

Obligations and commitments

During the six months to June 30, 2013 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 15 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As at June 30, 2013 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 13 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.26	Service Agreement between Shire plc and Mr. Flemming Ornskov, dated October 24, 2012.

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

Date: August 1, 2013	/s/ Flemming Ornskov Flemming Ornskov Chief Executive Officer

Date: August 1, 2013	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer