Form 10-Q
period 2013-09-30
Shire plc
filed 2013-10-25
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013

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

Yes [  ]                                No [X]

As at October 18, 2013 the number of outstanding ordinary shares of the Registrant was 562,936,338.

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

SHIRE PLC
Form 10-Q for the three months to September 30, 2013

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2013	2012
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		1,686.1	1,482.2
Restricted cash		16.6	17.1
Accounts receivable, net	4	1,037.8	824.2
Inventories	5	480.5	436.9
Deferred tax asset		210.6	229.9
Prepaid expenses and other current assets	6	282.3	221.8
Total current assets		3,713.9	3,212.1

Non-current assets:
Investments		36.7	38.7
Property, plant and equipment, net		965.1	955.8
Goodwill	7	621.3	644.5
Other intangible assets, net	8	2,976.0	2,388.1
Deferred tax asset		40.4	46.5
Other non-current assets		34.5	31.5
Total assets		8,387.9	7,317.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	9	1,581.6	1,501.5
Convertible bonds	10	1,100.0	-
Other current liabilities	11	163.2	144.1
Total current liabilities		2,844.8	1,645.6

Non-current liabilities:
Convertible bonds	10	-	1,100.0
Deferred tax liability		722.0	520.8
Other non-current liabilities	12	652.3	241.6
Total liabilities		4,219.1	3,508.0
Commitments and contingencies	13	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		September 30,	December 31,
		2013	2012
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 562.9 million shares issued and outstanding (2012: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)		55.8	55.7
Additional paid-in capital		3,045.6	2,981.5
Treasury stock: 14.5 million shares (2012: 10.7 million shares)		(466.6)	(310.4)
Accumulated other comprehensive income	14	101.3	86.9
Retained earnings		1,432.7	995.5
Total equity		4,168.8	3,809.2
Total liabilities and equity		8,387.9	7,317.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2013	2012	2013	2012
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,194.9	1,054.5	3,541.8	3,309.1
Royalties		37.6	41.8	112.4	154.4
Other revenues		4.1	4.1	18.8	16.5
Total revenues		1,236.6	1,100.4	3,673.0	3,480.0
Costs and expenses:
Cost of product sales		197.1	167.9	528.7	478.8
Research and development(1)		229.1	224.7	713.4	683.6
Selling, general and administrative (1)		441.1	437.4	1,337.4	1,448.4
Goodwill impairment charge	7	-	-	198.9	-
Gain on sale of product rights		(3.6)	(5.7)	(14.6)	(16.5)
Reorganization costs	3	13.7	-	57.6	-
Integration and acquisition costs		18.4	2.7	39.9	15.1
Total operating expenses		895.8	827.0	2,861.3	2,609.4

Operating income		340.8	273.4	811.7	870.6

Interest income		0.4	0.9	1.6	2.3
Interest expense		(9.0)	(9.2)	(27.0)	(29.0)
Other income/(expense), net		0.6	3.5	(1.9)	3.6
Total other expense, net		(8.0)	(4.8)	(27.3)	(23.1)
Income before income taxes and equity in (losses)/earnings of equity method investees		332.8	268.6	784.4	847.5
Income taxes		(54.3)	(41.6)	(183.9)	(144.6)
Equity in (losses)/earnings of equity method investees, net of taxes		(0.3)	0.2	0.6	0.5
Net income		278.2	227.2	601.1	703.4

Earnings per ordinary share - basic	50.7	c	40.9	c	109.3	c	126.6	c
Earnings per ordinary share - diluted	48.8	c	39.6	c	106.2	c	122.4	c
Weighted average number of shares (millions):
Basic	548.4		555.9		549.8		555.5
Diluted	585.7		593.1		587.5		594.0

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $19.9 million (2012: $27.0 million) for the nine months to September 30, 2013. Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $44.4 million for the three months to September 30, 2013 (2012: $50.0 million) and $136.1 million for the nine months to September 30, 2013 (2012: $146.6 million).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$'M	$'M	$'M	$'M

Net income	278.2	227.2	601.1	703.4
Other comprehensive income:
Foreign currency translation adjustments	48.9	22.7	14.4	5.0
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $0.1 million, $0.8 million, $1.2 million and $3.7 million)	0.2	1.2	-	7.2
Comprehensive income	327.3	251.1	615.5	715.6

The components of accumulated other comprehensive income as at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
	$’M	$’M
Foreign currency translation adjustments	99.5	85.1
Unrealized holding gain on available-for-sale securities, net of taxes	1.8	1.8
Accumulated other comprehensive income	101.3	86.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2013	562.5	55.7	2,981.5	(310.4)	86.9	995.5	3,809.2
Net income	-	-	-	-	-	601.1	601.1
Other comprehensive income, net of tax	-	-	-	-	14.4	-	14.4
Options exercised	0.4	0.1	-	-	-	-	0.1
Share-based compensation	-	-	56.0	-	-	-	56.0
Tax benefit associated with exercise of stock options	-	-	8.1	-	-	-	8.1
Shares purchased by employee benefit trust ("EBT")	-	-	-	(50.3)	-	-	(50.3)
Shares purchased under share buy-back program	-	-	-	(190.8)	-	-	(190.8)
Shares released by EBT to satisfy exercise of stock options	-	-	-	84.9	-	(84.7)	0.2
Dividends	-	-	-	-	-	(79.2)	(79.2)
As at September 30, 2013	562.9	55.8	3,045.6	(466.6)	101.3	1,432.7	4,168.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2013 Shire plc declared and paid dividends of 14.60 US cents per ordinary share (equivalent to 43.80 US cents per ADS) totalling $79.2 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

9 months to September 30,	2013	2012
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	601.1	703.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229.4	231.5
Share based compensation	55.2	65.0
Change in fair value of contingent consideration	28.4	3.3
Impairment of intangible assets	19.9	27.0
Goodwill impairment charge1	198.9	-
Gain on sale of product rights	(14.6)	(16.5)
Other, net	4.4	1.8
Movement in deferred taxes	16.1	(30.4)
Equity in earnings of equity method investees	(0.6)	(0.5)

Changes in operating assets and liabilities:
Increase in accounts receivable	(215.2)	(23.0)
Increase in sales deduction accruals	108.7	36.1
Increase in inventory	(39.9)	(81.9)
(Increase)/decrease in prepayments and other assets	(70.9)	17.8
(Decrease)/increase in accounts payable and other liabilities	(71.4)	72.7
Returns on investment from joint venture	3.2	4.9
Net cash provided by operating activities (A)	852.7	1,011.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	0.5	1.7
Purchases of subsidiary undertakings and businesses, net of cash acquired	(227.8)	(97.0)
Purchases of non-current investments	(9.9)	(12.1)
Purchases of property, plant and equipment ("PP&E")	(110.3)	(91.6)
Purchases of intangible assets	-	(43.5)
Proceeds received on sale of product rights	15.0	13.7
Other, net	11.5	13.2
Net cash used in investing activities (B)	(321.0)	(215.6)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2013	2012
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire shares under share buy-back program	(190.5)	-
Payment of dividend	(79.2)	(70.7)
Payments to acquire shares by the Employee Benefit Trust ("EBT")	(50.3)	(50.9)
Excess tax benefit associated with exercise of stock options	9.5	38.6
Contingent consideration payments	(11.3)	(3.0)
Other, net	(5.5)	(2.6)
Net cash used in financing activities(C)	(327.3)	(88.6)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(0.5)	(5.1)
Net increase in cash and cash equivalents (A+B+C+D)	203.9	701.9
Cash and cash equivalents at beginning of period	1,482.2	620.0
Cash and cash equivalents at end of period	1,686.1	1,321.9

Supplemental information associated with continuing
operations:

9 months to September 30,	2013	2012
	$’M	$’M

Interest paid	(17.6)	(18.6)
Income taxes paid	(244.7)	(134.6)

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

To be adopted in future periods

Presentation of an unrecognized tax benefit

In July 2013 the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance requires entities to present an unrecognized tax benefit or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows: to the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company has not adopted this guidance in the period. The Company is assessing the impact that this guidance will have on its consolidated financial position, results of operations or cash flows.

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

The acquisition of SARcode has been accounted as a business combination using the acquisition method. The assets and liabilities assumed from SARcode have been recorded at their preliminary fair values at the date of acquisition, being April 17, 2013. The Company’s consolidated financial statements and results of operations include the results of SARcode from April 17, 2013. In the nine months to September 30, 2013 the Company’s consolidated income statement includes pre-tax losses of $17.4 million in relation to the post acquisition results of SARcode.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired in process research and development (“IPR&D”) in respect of Lifitegrast ($412 million), net current liabilities assumed ($8.2 million), net non-current liabilities assumed, including deferred tax liabilities ($122.4 million) and goodwill ($86.6 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. This acquisition resulted in goodwill of $86.6 million, which is not deductible for tax purposes. Goodwill includes the value of the assembled workforce and the related scientific expertise in ophthalmology which allows for potential expansion into a new therapeutic area.

In the nine months to September 30, 2013 the Company expensed costs of $14.7 million (2012: $nil) relating to the acquisition of SARcode (including charges related to the change in fair value of contingent consideration payable), which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

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

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D in respect of PREMIPLEX ($151.8 million), net current liabilities assumed ($11.7 million), net non-current liabilities assumed, including deferred tax liabilities ($29.5 million) and goodwill ($29.6 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. This acquisition resulted in goodwill of $29.6 million, which is not deductible for tax purposes.

In the nine months to September 30, 2013 the Company expensed costs of $9.8 million (2012: nil) relating to the acquisition of Premacure (including charges related to the change in fair value of contingent consideration payable), which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

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

The purchase price allocation is preliminary pending final determination of the fair values of certain assets acquired and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D in respect of rC7 ($176.7 million), net current assets assumed ($6.8 million), net non-current liabilities assumed, including deferred tax liabilities ($63.4 million) and goodwill ($54.1 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. This acquisition resulted in goodwill of $54.1 million, which is not deductible for tax purposes.

In the nine months to September 30, 2013 the Company expensed costs of $4.6 million (2012: $nil) relating to the acquisition of Lotus, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Supplemental disclosure of pro forma information

The unaudited pro forma financial information to present the combined results of the operations of Shire, SARcode Premacure and Lotus are not provided as the collective impacts of these acquisitions were not material to the Company’s results of operations for any period presented.

3.           Reorganization costs

Turnhout, Belgium Site Closure

On January 23, 2013 Shire announced that it had decided to proceed with a collective dismissal and business closure at its site in Turnhout, Belgium. This decision follows the conclusion of an information and consultation process. Shire will continue to sell RESOLOR in Europe and the supply of RESOLOR for patients in Europe who rely on the medicine will not be affected. In the three and nine months to September 30, 2013 the Company incurred reorganization costs totaling $1.8 million and $21.0 million, respectively relating to employee involuntary termination benefits and other re-organization costs. The closure of the Turnhout site is expected to be completed by the end of 2013.

“One Shire” business reorganization

On May 2, 2013, the Company announced that there would be a reorganization of the business to integrate the three divisions into a simplified “One Shire” organization in order to drive future growth and innovation. In the three and nine months to September 30, 2013, the Company incurred reorganization costs totaling $11.9 million and $36.6 million respectively, relating to contract termination and other reorganization costs (of which $10.6 million is accrued at September 30, 2013). The Company is continuing to evaluate both the total costs expected to be incurred and the timeframe for completion of this reorganization.

Decision to discontinue the construction of the new manufacturing facility in San Diego

On October 22, 2013 Shire announced that it had decided to discontinue the construction of its new manufacturing facility in San Diego. Shire will continue to manufacture DERMAGRAFT in its existing facility in La Jolla, and Shire’s ability to meet expected future demand for DERMAGRAFT is not impacted by this decision.  Shire is currently assessing possible disposal opportunities in relation to this facility. It is reasonably possible that charges to write down the carrying value of the assets related to this manufacturing facility may be required in future periods.

4.           Accounts receivable, net

Accounts receivable at September 30, 2013 of $1,037.8 million (December 31, 2012: $824.2 million), are stated net of a provision for discounts and doubtful accounts of $51.6 million (December 31, 2012: $41.7 million).

Provision for discounts and doubtful accounts:

	2013	2012
	$’M	$’M
As at January 1,	41.7	31.1
Provision charged to operations	225.3	214.9
Provision utilization	(215.4)	(196.5)
As at September 30,	51.6	49.5

At September 30, 2013 accounts receivable included $36.9 million (December 31, 2012: $38.5 million) related to royalty income.

5.           Inventories

Inventories are stated at the lower of cost or market and comprise:

	September 30,	December 31,
	2013	2012
	$’M	$’M
Finished goods	170.6	124.4
Work-in-progress	241.0	220.6
Raw materials	68.9	91.9
	480.5	436.9

6.           Prepaid expenses and other current assets

	September 30,	December 31,
	2013	2012
	$’M	$’M
Prepaid expenses	39.1	31.7
Income tax receivable	179.9	130.6
Value added taxes receivable	18.7	20.9
Other current assets	44.6	38.6
	282.3	221.8

7.           Goodwill

	September 30,	December 31,
	2013	2012
	$’M	$’M
Goodwill arising on businesses acquired	621.3	644.5

In the nine months to September 30, 2013 the Company completed the acquisitions of SARcode, Premacure and Lotus, which resulted in goodwill of $86.6 million, $29.6 million and $54.1 million, respectively (see Note 2 for details).

As a result of the re-alignment of the business into a simplified “One Shire” organization, the Company now comprises one operating and one reportable segment (see note 18 for further details).

	2013	2012
	$’M	$’M
As at January 1,	644.5	592.6
Acquisitions	170.3	48.1
Goodwill impairment charge	(198.9)	-
Foreign currency translation	5.4	(1.5)
As at September 30,	621.3	639.2

Goodwill is tested for impairment at least annually as at October 1 each year. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may not be recoverable.

In the first quarter of 2013 the Company identified circumstances which indicated that the carrying value of goodwill in the Regenerative Medicine (“RM”) reporting unit may not be recoverable, which triggered an impairment test in advance of the annual testing date.

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

The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the RM reporting unit. The RM goodwill impairment charge is not deductible for tax purposes. This is the primary reason for the effective rate of tax in the nine months to September 30, 2013 (23%) being higher than the same period in 2012 (17%). Accumulated goodwill impairment as at September 30, 2013 was $198.9 million (December 31, 2012: $nil).

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

8.           Other intangible assets, net

	September 30,	December 31,
	2013	2012
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,467.9	2,462.0
Acquired product technology	710.0	710.0
Other intangible assets	45.3	44.5
	3,223.2	3,216.5
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	952.8	231.0
	4,176.0	3,447.5

Less: Accumulated amortization	(1,200.0)	(1,059.4)
	2,976.0	2,388.1

The change in the net book value of other intangible assets for the nine months to September 30, 2013 and 2012 is shown in the table below:

	Other intangible assets
	2013	2012
	$’M	$’M
As at January 1,	2,388.1	2,493.0
Acquisitions	733.2	281.5
Amortization charged	(136.1)	(147.3)
Impairment charges	(19.9)	(27.0)
Foreign currency translation	10.7	(6.6)
As at September 30,	2,976.0	2,593.6

In the nine months to September 30, 2013 the Company acquired intangible assets totaling $733.2 million, relating to intangible assets acquired with SARcode, Premacure and Lotus (see Note 2 for further details).

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

Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2013 will be approximately $170 million for each of the five years to September 30, 2018. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

9.           Accounts payable and accrued expenses

	September 30,	December 31,
	2013	2012
	$’M	$’M
Trade accounts payable and accrued purchases	187.8	208.1
Accrued rebates – Medicaid	511.7	455.6
Accrued rebates – Managed care	235.4	184.9
Sales return reserve	95.3	90.5
Accrued bonuses	101.6	109.0
Accrued employee compensation and benefits payable	89.1	64.5
R&D accruals	79.4	73.5
Provisions for litigation losses and other claims	78.3	118.2
Other accrued expenses	203.0	197.2
	1,581.6	1,501.5

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

The Bonds may be redeemed at the option of the Company, at their principal amount together with accrued and unpaid interest if: (i) at any time after May 23, 2012 if on no less than 20 dealing days in any period of 30 consecutive dealing days the value of Shire’s ordinary shares underlying each Bond in the principal amount of $100,000 would exceed $130,000; or (ii) at any time conversion rights have been exercised, and/or purchases and corresponding cancellations, and/or redemptions effected in respect of 85% or more in principal amount of Bonds originally issued

The Bonds are repayable in US dollars, but also contain provisions entitling the Company to settle redemption amounts in Pounds sterling or in the case of Final Maturity Date by delivery of the underlying ordinary shares and, if necessary, a cash top-up amount. As the Bonds will be redeemed within twelve months of the balance sheet date, the Bonds have been presented as a current liability at September 30, 2013.

11.           Other current liabilities

	September 30,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	19.4	78.4
Value added taxes	28.7	23.6
Contingent consideration payable	86.0	16.0
Other current liabilities	29.1	26.1
	163.2	144.1

12.           Other non-current liabilities

	September 30,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	81.5	58.9
Deferred revenue	10.3	11.4
Deferred rent	11.3	11.9
Insurance provisions	7.9	12.3
Contingent consideration payable	511.8	120.4
Other non-current liabilities	29.5	26.7
	652.3	241.6

13.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at September 30, 2013 are presented below:
Operating
leases
$’M
2013	11.4
2014	42.5
2015	31.8
2016	23.4
2017	17.8
2018	12.1
Thereafter	83.2
222.2

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $35.5 million and $31.4 million for the nine months to September 30, 2013 and 2012 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)           Letters of credit and guarantees

At September 30, 2013 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $54 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)           Collaborative arrangements

Details of significant updates in collaborative arrangements are included below:

In-licensing arrangements

Collaboration with Acceleron Pharma Inc. (“Acceleron”) for activin receptor type IIB class of molecules

In April 2013, following the results of toxicology studies, Shire discontinued development of HGT4510, returned Shire’s rights in the asset to Acceleron and discontinued the collaboration.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $71.5 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the nine months to September 30, 2013 Shire received up-front and milestone payments totaling $3.0 million (2012: $6.0 million). In the nine months to September 30, 2013 Shire recognized milestone income of $4.5 million (2012: $6.7 million) in other revenues and $43.8 million (2012: $57.6 million) in product sales for shipment of product to the relevant licensee.

(d)           Commitments

(i)           Clinical testing

At September 30, 2013 the Company had committed to pay approximately $332 million (December 31, 2012: $425 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At September 30, 2013 the Company had committed to pay approximately $84 million (December 31, 2012: $125 million) in respect of contract manufacturing. The Company expects to pay $46 million of these commitments in 2013.

(iii)           Other purchasing commitments

At September 30, 2013 the Company had committed to pay approximately $101 million (December 31, 2012: $145 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $89 million of these commitments in 2013.

(iv)           Investment commitments

At September 30, 2013 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $15 million (December 31, 2012: $15 million) which may all be payable in 2013, depending on the timing of capital calls.

(v)           Capital commitments

At September 30, 2013 the Company had committed to spend $109 million (December 31, 2012: $97 million) on capital projects.

(e)           Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At September 30, 2013 provisions for litigation losses, insurance claims and other disputes totaled $86.2 million (December 31, 2012: $130.5 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Within the requisite 45 day period, Shire filed lawsuits for infringement of certain of Shire's VYVANSE patents in the US District Court for the District of New Jersey against each of Sandoz, Roxane, Amneal and Actavis; in the US District Court for the Central District of California against Watson Laboratories, Inc.; and in the US District Court for the

Eastern District of New York against Mylan Pharmaceuticals, Inc. and Mylan Inc. (collectively "Mylan"). In February 2013, Shire withdrew its lawsuit against Watson following Watson’s withdrawal of its ANDA. On December 9, 2011, the District Court of New Jersey consolidated the Sandoz, Roxane, Amneal and Actavis cases. The filing of the lawsuits triggered a stay of approval of all six ANDAs for up to 30 months from the expiration of the new chemical entity exclusivity, which will expire on August 23, 2014. In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new lawsuit against Mylan, Johnson Matthey Pharmaceutical Materials and Johnson Matthey Inc. in New Jersey. In May 2012, the Mylan case that was filed in the Eastern District of New York was transferred and consolidated with the Mylan, Sandoz, Roxane, Amneal and Actavis cases in New Jersey. In December 2012, the parties completed a Markman briefing. A Markman hearing took place on August 5, 2013 and a ruling was rendered on August 8, 2013. No trial dates have been set.

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

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. The court has appointed a special master to assist with a Markman hearing and to preside over any discovery disputes. A Markman hearing took place on August 22, 2013 but no ruling has been rendered. No trial date has been set.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A Markman hearing was held on December 20, 2012 and a written Markman decision was given by the court on January 17, 2013. A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson has appealed the trial court’s ruling to the Court of Appeals of the Federal Circuit and a hearing is scheduled for December 2, 2013.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. (“Mylan”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. No date for a Markman hearing has been set. A trial is scheduled to occur in September, 2014.

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

Louisiana Complaint related to ADDERALL, ADDERALL XR, DAYTRANA, VYVANSE and INTUNIV

On July 22 and July 23, 2013, the State of Louisiana served Shire LLC and Shire US Inc., respectively, with a civil complaint filed in the 19th Judicial District Court for the Parish of East Baton Rouge. The complaint alleges that Shire’s sales, marketing, and promotion of ADDERALL, ADDERALL XR, DAYTRANA, VYVANSE and INTUNIV violated state law. The State is seeking monetary relief for its claims of fraud, redhibition, and unjust enrichment, as well as violations of Louisiana’s Medical Assistance Programs Integrity Law, Unfair Trade Practices Act, and anti-trust laws. Shire intends vigorously to defend these claims. Shire is not in a position at this time to predict the timing, result or outcome of these claims.

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

Civil Investigative Demand for ADDERALL XR, ADDERALL XR Authorized Generics and VYVANSE

On April 5, 2012 Shire received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) requesting that Shire provide it with certain information regarding the supply and reported shortages of ADDERALL XR and its authorized generics and the marketing and sale of ADDERALL XR, its authorized generics and VYVANSE. Shire believes the CID was triggered by reports of product shortages of ADDERALL XR and the authorized generic products in 2011. Shire responded to the CID in 2012. On August 29, 2013, the FTC informed Shire that it was closing the investigation without taking any further action.

14.           Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the nine months to September 30, 2013 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for- sale securities	Accumulated other comprehensive income
	$’M	$’M	$’M

As at January 1, 2013	85.1	1.8	86.9
Current period change:
Other Comprehensive income before reclassification	14.4	2.2	16.6
Gain transferred to the income statement (within Other (expense)/income, net) on disposal of available-for-sale securities	-	(2.2)	(2.2)
Net current period other comprehensive income	14.4	-	14.4

As at September 30, 2013	99.5	1.8	101.3

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

Interest rate risk

The Company is exposed to interest rate risk on restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily related to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the nine months to September 30, 2013 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

The Company incurs interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds due 2014.

No derivative instruments were entered into during the nine months to September 30, 2013 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Ireland, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the nine months to September 30, 2013, including receipts of $53.5 million and $90.2 million in respect of Spanish and Italian receivables, respectively.

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

At September 30, 2013 the Company had 25 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at September 30, 2013  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.4 million, resulting in net derivative assets and derivative liabilities of $3.8 million and $3.5 million, respectively. Further details are included below:

		Fair value	Fair value
		September 30,	December 31,
		2013	2012
		$’M	$’M

Assets	Prepaid expenses and other current assets	4.2	1.3
Liabilities	Other current liabilities	3.9	3.0

Net (losses)/ gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income

In the nine months to		September 30,	September 30,
		2013	2012
		$’M	$’M

Foreign exchange contracts	Other income, net	(3.2)	9.5

These net foreign exchange (losses)/gains are offset within Other income, net by net foreign exchange gains/(losses) arising on the balance sheet items that these contracts were put in place to manage.

16.   Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at September 30, 2013 and December 31, 2012 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At September 30, 2013	$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)	12.0	12.0	12.0	-	-
Contingent consideration receivable (2)	39.6	39.6	-	-	39.6
Foreign exchange contracts	4.2	4.2	-	4.2	-

Financial liabilities:
Foreign exchange contracts	3.9	3.9	-	3.9	-
Contingent consideration payable(3)	597.8	597.8	-	-	597.8

		Total	Level 1	Level 2	Level 3
At December 31, 2012	$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)	14.2	14.2	14.2	-	-
Contingent consideration receivable (2)	38.3	38.3	-	-	38.3
Foreign exchange contracts	1.3	1.3	-	1.3	-

Financial liabilities:
Foreign exchange contracts	3.0	3.0	-	3.0	-
Contingent consideration payable(3)	136.4	136.4	-	-	136.4

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2013	2012
	$'M	$'M

Balance at January 1,	38.3	37.8
Gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	14.6	16.5
Reclassification of amounts to Other receivables within Other current assets	(13.9)	(13.7)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	0.6	0.4

Balance at September 30,	39.6	41.0

Contingent consideration payable
	2013	2012
	$'M	$'M

Balance at January 1,	136.4	-
Initial recognition of contingent consideration payable	451.4	127.8
Change in fair value during the period with the corresponding adjustment recognized as a loss in the income statement (within Integration and acquisition costs)	28.4	3.3
Reclassification of amounts to Other current liabilities	(11.1)	(6.7)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	(7.3)	9.0

Balance at September 30,	597.8	133.4

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At September 30, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M

Contingent consideration receivable ("CCR")	39.6	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 10 to 45% • $5 million to $158 million • 5.9%

Financial liabilities:	Fair Value at the Measurement Date

At September 30, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration payable	597.8	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products

				• 18 to 57% (Weighted average) • 2.1 to 8.8% (Weighted average) • 2014 to 2024 • $1.0 to $7.6 million

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

Quantitative information about Non-Recurring Level 3 Fair Value Measurements which occurred in the period is included below:

	Fair Value at the Measurement Date

At September 30, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Rate used
	$'M

Movetis-related IPR&D intangible assets	20.3	Income approach (discounted cash flow)	• Decline in forecast peak sales since last impairment test • Assumed market participant discount rate	• 50% • 8.9%

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at September 30, 2013 and December 31, 2012 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	1,100.0	1,382.9	1,100.0	1,228.2
Building financing obligation (Level 3)	7.8	10.4	8.0	10.3

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

17.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$’M	$’M	$’M	$’M
Numerator for basic earnings per share	278.2	227.2	601.1	703.4

Interest on convertible bonds, net of tax	7.6	7.5	22.7	23.7
Numerator for diluted earnings per share	285.8	234.7	623.8	727.1

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic 1	548.4	555.9	549.8	555.5
Effect of dilutive shares:
Share based awards to employees 2	3.5	3.7	3.9	5.0
Convertible bonds 2.75% due 2014 3	33.8	33.5	33.8	33.5
Diluted	585.7	593.1	587.5	594.0

1. Excludes shares purchased by the EBT and under the share buy-back program and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the ‘if-converted’ method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share based awards to employees1	0.5	6.6	4.5	4.9

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

18.           Segmental reporting

Historically the Company had three business units and three reportable segments: Specialty Pharmaceuticals (“SP”), Human Genetic Therapies (“HGT”) and RM.

On May 2, 2013 the Company announced that there would be a reorganization of the Company’s business to integrate these business units into a simplified “One Shire” organization in order to drive future growth and innovation. Consequently the SP, HGT and RM segments no longer exist.

Shire now comprises a single operating and reportable segment, consistent with the “One Shire” approach that underpins the business simplification. This segment is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs. This segment is supported by several key functions: a global research and development organization and a global supply chain organization, managed through the newly established pipeline group and technical operations group respectively, are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through the newly established in-line marketed products group which consists of five commercial units focused exclusively on commercial delivery to drive optimum performance of currently marketed products. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

The reorganization to a single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

In the periods set out below, revenues by major product were as follows:

	3 months to,	3 months to,	9 months to,	9 months to,
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$’M	$’M	$’M	$’M

VYVANSE	299.2	247.1	897.9	773.3
LIALDA/MEZAVANT	141.9	104.4	379.9	288.5
ELAPRASE	129.1	110.5	392.6	358.3
REPLAGAL	108.5	121.7	336.6	379.3
VPRIV	87.8	74.9	251.9	229.3
ADDERALL XR	81.4	102.2	293.5	347.5
INTUNIV	80.8	69.0	248.9	206.6
PENTASA	70.6	67.0	215.2	196.7
FIRAZYR	62.6	30.3	153.8	81.7
FOSRENOL	51.9	38.1	136.3	126.8
XAGRID	24.2	22.0	74.1	70.7
DERMAGRAFT	23.9	33.7	64.7	134.9
Other product sales	33.0	33.6	96.4	115.5

Total product sales	1,194.9	1,054.5	3,541.8	3,309.1

Further segment disclosures related to geographic area and major customers will be included in the 2013 Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to September 30, 2013 and recent developments

Pipeline

ABH-001 – for the treatment of Epidermolysis Bullosa

•	This program has been discontinued as part of the reprioritization of Shire’s pipeline.

OTHER DEVELOPMENTS

Decision to discontinue the construction of the new manufacturing facility in San Diego

•
On October 22, 2013 Shire announced that it had decided to discontinue the construction of its new manufacturing facility in San Diego. Shire will continue to manufacture DERMAGRAFT in its existing facility in La Jolla, and Shire’s ability to meet expected future demand for DERMAGRAFT is not impacted by this decision.  Shire is currently assessing possible disposal opportunities in relation to this facility.

Share Buy-Back Program

•
In the fourth quarter of 2012 Shire commenced a share buy-back program, for the purpose of returning funds to shareholders, of up to $500 million, through both direct purchases of Ordinary Shares and through the purchase of Ordinary Shares underlying American Depositary Receipts. As of October 22, 2013 Shire had made on-market repurchases totaling 9,807,835 Ordinary Shares at a cost of $299 million (excluding transaction costs).

Board and Committee Changes

•
On October 23, 2013 Shire announced that Dominic Blakemore will join the Shire Board of Directors effective January 1, 2014.  On joining the Board, Dominic will become a member of the Shire Audit, Compliance & Risk Committee. Dominic’s career experience includes finance and strategy roles with global corporations.  He is currently Group Finance Director of Compass Group plc.

Research and development

Products in registration as at September 30, 2013

FIRAZYR for the treatment of Acute Angiotensin Converting Enzyme Inhibitor-Induced Angioedema (ACE-I AE) in Europe

In December 2012, Shire submitted a supplemental Marketing Authorization Application (“MAA”), to the European Medicines Agency (“EMA”) seeking approval for FIRAZYR for the treatment of ACE-I AE in Europe.

Products in clinical development as at September 30, 2013

Phase 3

Lisdexamfetamine dimesylate (“LDX”)1 for the treatment of inadequate response in major depressive disorder (“MDD”)

A Phase 3 clinical program to assess the efficacy and safety of LDX as adjunctive therapy in patients with MDD was initiated in the fourth quarter of 2011 and enrollment is now complete. Shire anticipates being able to announce headline data in the first half of 2014.

LDX for the treatment of binge eating disorder (“BED”)

A Phase 3 clinical program to evaluate the efficacy and safety of LDX in adults with BED was initiated in the fourth quarter of 2012 and enrollment is now complete. Shire anticipates being able to announce headline data in the first half of 2014.

INTUNIV for the treatment of ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU was initiated in the fourth quarter of 2011 and has been completed.  Submission for Marketing Authorization is targeted for the first half of 2014.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SHP6062 (formerly SPD-606) Lifitegrast for the treatment of signs and symptoms of dry eye disease

A Phase 3 clinical program to further assess the efficacy of SHP606 for the treatment of signs and symptoms of dry eye disease was initiated in the US in the fourth quarter of 2012 and enrollment is now complete. Shire anticipates that headline data for phase 3 from the Lifitegrast trials will be available during the first half of 2014.

XAGRID for the treatment of essential thrombocythaemia in Japan

A Phase 3 clinical program in Japan was initiated in the fourth quarter of 2010 to assess the safety and efficacy of XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level. The program has been completed and submission for marketing authorization is targeted for the fourth quarter of 2013.

RESOLOR for the treatment of chronic constipation in males

A Phase 3 European clinical trial to further assess the efficacy of RESOLOR for the treatment of chronic constipation in males was initiated in 2010 and has been completed.

SHP5552 (formerly SPD-555) (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Discussions are planned with the FDA to determine potential clinical development pathways.

FIRAZYR for the treatment of ACE-I AE in the US

Following discussions and agreement with the FDA on a clinical development plan for the US, a Phase 3 study is expected to commence in the fourth quarter of 2013.

Phase 2

LDX for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. A Phase 2 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SHP6022 (formerly SPD-602) iron chelating agent for the treatment of iron overload secondary to chronic transfusion

A Phase 2 trial in pediatric and adult patients with transfusional iron overload is ongoing. This product has received orphan drug designation by the EMA and the FDA for the treatment of chronic iron overload requiring chelation therapy.

SHP6092 (formerly HGT-2310) for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a Phase 1/2 clinical trial in the first quarter of 2010 which has now completed. Shire is currently planning a pivotal clinical trial which is expected to initiate in the fourth quarter of 2013. This product has been granted orphan designation in the US.

SHP6102 (formerly HGT-1410) for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

SHP610 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome, a Lysosomal Storage Disorder (“LSD”). The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. Shire is currently planning the next clinical trial for SHP610, designed to measure a clinical response, which is expected to initiate in the first quarter of 2014. The product has been granted orphan drug designation in the US and in the EU.

SHP6132 (formerly SRM-003 or VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SHP613 is a novel endothelial cell based therapy in development for enhancing blood vessel repair and improving hemodialysis access for patients with end-stage renal disease (“ESRD”).  This product has been granted orphan drug designation in the US and the EU. In March 2013, Shire enrolled the first patients in its two Phase 2 studies designed to evaluate the efficacy and safety of SHP613 (VASCUGEL) in improving AV Fistula (“AVF”) maturation and AV Graft (“AVG”) patency to facilitate hemodialysis in patients with ESRD.

SHP6072 (formerly HGT-ROP-001 or PREMIPLEX) for the treatment of Retinopathy of Prematurity (“ROP”)

SHP607 is in development as a protein replacement therapy for the preventative treatment of ROP, a rare eye disorder associated with premature birth. This product has been granted orphan drug designation both in the US and EU. A Phase 2 clinical trial is ongoing.

Phase 1

SHP6112 (formerly HGT-1110) for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as an ERT delivered intrathecally for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

Other pre-clinical development projects

A number of additional projects, focused on rare diseases, are underway in various stages of pre-clinical development.

1 Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

2 Following the announcement of the Company’s reorganization into a simplified “One Shire” organization the Company assigned new codes to its existing development programs.

Results of operations for the three months to September 30, 2013 and 2012

Financial highlights for the three months to September 30, 2013 are as follows:

•
Product sales in the third quarter of 2013 grew strongly (up 13% to $1,195 million). On a Constant Exchange Rate (“CER”) basis, which is a Non GAAP measure, product sales were up 13%.

Eight of the Company’s products delivered double digit growth including VYVANSE (up 21% to $299 million), LIALDA/MEZAVANT (up 36% to $142 million), ELAPRASE (up 17% to $129 million), VPRIV (up 17% to $88 million), INTUNIV (up 17% to $81 million) and FIRAZYR (up 107% to $63 million). LIALDA/MEZAVANT sales in the third quarter of 2013 were particularly strong primarily due to growth in US market share.

Growth in total product sales was moderated by DERMAGRAFT (down 29% to $24 million), ADDERALL XR (down 20% to $81 million) and REPLAGAL (down 11% to $109 million). REPLAGAL product sales continue to be impacted by the return of competition to the Fabry market.

•	Total revenues were up 12% to $1,237 million (2012: $1,100 million) as the growth in product sales was partially offset by lower royalties.

•
Operating income was up 25% to $341 million (2012: $273 million) as total operating costs in the third quarter of 2013 increased at a lower rate (up 8%) than total revenues (up 12%) demonstrating Shire’s focus on delivering efficient growth. Research and Development expenditure was up 2% and Selling, General and Administrative expenditure was up 1%.

•	Diluted earnings per ordinary share increased 23% to $0.49 (2012: $0.40), primarily due to higher operating income.

Results of operations for the three months to September 30, 2013 and 2012

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2013	2012	change
	$'M	$'M	%
Product sales	1,194.9	1,054.5	+13
Royalties	37.6	41.8	-10
Other revenues	4.1	4.1	-
Total	1,236.6	1,100.4	+12

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription	Exit market
	2013	2012	growth	growth4	growth1	share1
Net product sales:	$'M	$'M	%	%	%	%

VYVANSE	299.2	247.1	21%	+21	+7	17
LIALDA/MEZAVANT	141.9	104.4	36%	+36	+23	27
ELAPRASE	129.1	110.5	17%	+17	n/a2	n/a2
REPLAGAL	108.5	121.7	-11%	-10	n/a3	n/a3
VPRIV	87.8	74.9	17%	+17	n/a2	n/a2
ADDERALL XR	81.4	102.2	-20%	-20	-2	5
INTUNIV	80.8	69.0	17%	+17	+8	4
PENTASA	70.6	67.0	5%	+5	-1	14
FIRAZYR	62.6	30.3	107%	+106	n/a2	n/a2
FOSRENOL	51.9	38.1	36%	+35	-17	4
XAGRID	24.2	22.0	10%	+8	n/a2	n/a2
DERMAGRAFT	23.9	33.7	-29%	-29	n/a2	n/a2
Other product sales	33.0	33.6	-2%	-3	n/a	n/a
Total product sales	1,194.9	1,054.5	13%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended September 30, 2013.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the third quarter of 2013.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2013 product sales and revenues restated using 2012 average foreign exchange rates to 2012 actual product sales and revenues. Average exchange rates for the three months and nine months to September 30, 2013 were $1.53:£1.00 and $1.32:€1.00 (2012: $1.58:£1.00 and $1.25:€1.00) and $1.55:£1.00 and $1.31:€1.00 (2012: $1.58:£1.00 and $1.29:€1.00).

VYVANSE – ADHD

VYVANSE product sales showed strong growth (up 21%) in the third quarter of 2013 compared to the third quarter of 2012 due to higher prescription demand, which was up 7% in the quarter in addition to the benefit of price increases taken since the third quarter of 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the third quarter of 2013 were up 36% primarily due to higher prescription demand (up 23%) and stocking in the third quarter of 2013 compared to a slight destocking in the third quarter of 2012, the benefit of which was partially offset by higher sales deductions in the third quarter of 2013 as compared to the third quarter of 2012.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the third quarter of 2013 were up 17% compared to the third quarter of 2012 driven primarily by continued growth in the number of patients and higher utilization. Quarterly sales of ELAPRASE can be volatile due to the timings of large orders to certain markets which order less frequently. This accounts for the decline in sales from the second quarter of 2013 to the third quarter of 2013. The underlying number of patients being treated with ELAPRASE continues to grow.

REPLAGAL – Fabry disease

REPLAGAL sales were down 11% as compared to the third quarter of 2012 primarily due to lower volume in Europe due to the return of competition to the Fabry market and the timing of large orders in the third quarter of 2012 from markets that order less frequently.

VPRIV – Gaucher disease

VPRIV product sales were up 17% in the third quarter of 2013 compared to the third quarter of 2012 as the number of patients on therapy continues to grow.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 20%) in the third quarter of 2013 primarily due to higher sales deductions as a percentage of sales in the third quarter of 2013 as compared to the third quarter of 2012.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

The strong growth in INTUNIV product sales (up 17%) in the third quarter of 2013 was driven by a combination of increased US prescription demand (up 8%) and the effect of price increases 1 taken since the third quarter of 2012. The benefit of these increases was partially offset by higher sales deductions in the third quarter of 2013 as compared to the third quarter of 2012.

Further information about litigation proceedings regarding Shire’s INTUNIV patents can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative Colitis

PENTASA product sales (up 5%) benefited from price increases1 taken since the third quarter of 2012, partially offset by higher sales deductions in the third quarter of 2013 as compared to the third quarter of 2012.

FIRAZYR – Hereditary Angioedema

FIRAZYR product sales growth (up 107%) was primarily driven by the US market, where the number of new patients on therapy continues to grow strongly.

DERMAGRAFT – Diabetic Foot Ulcers

DERMAGRAFT product sales were down 29% compared to the third quarter of 2012.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2013	2012	Change
	$'M	$'M	%
FOSRENOL	13.8	14.0	-1
3TC and ZEFFIX	10.1	10.6	-5
ADDERALL XR	6.2	11.2	-45
Other	7.5	6.0	+25
Total royalties	37.6	41.8	-10

Cost of product sales

Cost of product sales increased to $197.1 million for the three months to September 30, 2013 (16% of product sales), from $167.9 million in the corresponding period in 2012 (16% of product sales). Cost of product sales as a percentage of product sales remained constant in the third quarter of 2013 as compared to the third quarter of 2012. For the three months to September 30, 2013 cost of product sales included depreciation of $11.0 million (2012: $9.4 million).

R&D

R&D expenditure increased by 2% to $229.1 million for the three months to September 30, 2013 (19% of product sales), compared to $224.7 million in the corresponding period in 2012 (21% of product sales), due to the Company’s continued investment in its R&D pipeline, primarily on non-ADHD programs for LDX, on SHP602 for iron overload and the impact of development programs acquired through business development in 2013 including Lifitegrast. This growth was offset by reduced costs in relation to programs which have been discontinued following the Company’s pipeline prioritization review.

R&D in the three months to September 30, 2013 included depreciation of $6.3 million (2012: $5.5 million).

SG&A

SG&A expenditure increased by 1% to $441.1 million (37% of product sales) for the three months to September 30, 2013 from $437.4 million (41% of product sales) in the corresponding period in 2012, primarily due to higher legal and litigation costs incurred in the third quarter of 2013 compared to the third quarter of 2012.  Excluding legal and litigation costs SG&A remained broadly constant, as the Company continues to focus on simplifying its business and delivering efficient growth.

For the three months to September 30, 2013 SG&A included depreciation of $16.5 million (2012: $14.2 million) and amortization of $44.4 million (2012: $50.0 million).

Gain on sale of product rights

For the three months to September 30, 2013 Shire recorded a gain on sale of product rights of $3.6 million (2012: $5.7 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the three months to September 30, 2013 Shire recorded reorganization costs of $13.7 million (2012: $nil) primarily relating to the “One Shire” reorganization as the Company transitions to a new operating structure.

Integration and acquisition costs

For the three months to September 30, 2013 Shire recorded integration and acquisition costs of $18.4 million primarily associated with charges related to the change in fair value of contingent consideration and the costs of integrating SARcode Biosciences Inc. (“SARcode”) and Premacure AB (“Premacure”). In the third quarter of 2012 integration and acquisition costs ($2.7 million) primarily related to the acquisition of FerroKin Biosciences, Inc. (“FerroKin”) and the integration of Advanced BioHealing Inc. (“ABH”).

Interest expense

For the three months to September 30, 2013 Shire incurred interest expense of $9.0 million (2012: $9.2 million), which principally relates to the coupon on Shire’s $1,100 million 2.75% convertible bonds due May 2014.

Taxation

For the three months to September 30, 2013 the effective rate of tax was 16% (2012: 15%).

The effective rate of tax in the third quarter of 2013 is higher than the same period in 2012 due primarily to adverse changes in profit mix and changes in provisions for uncertain tax positions partially offset by changes in estimates of the amount of certain tax liabilities following the finalisation of various tax returns.

Results of operations for the nine months to September 30, 2013 and 2012

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2013	2012	change
	$'M	$'M	%
Product sales	3,541.8	3,309.1	+7
Royalties	112.4	154.4	-27
Other revenues	18.8	16.5	+14
Total	3,673.0	3,480.0	+6

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2013	2012	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
Net product sales:

VYVANSE	897.9	773.3	16%	+16	+7		17
LIALDA/MEZAVANT	379.9	288.5	32%	+32	+16		27
ELAPRASE	392.6	358.3	10%	+11	n/a	2	n/a	2
REPLAGAL	336.6	379.3	-11%	-10	n/a	3	n/a	3
VPRIV	251.9	229.3	10%	+10	n/a	2	n/a	2
ADDERALL XR	293.5	347.5	-16%	-15	-12		5
INTUNIV	248.9	206.6	20%	+21	+10		4
PENTASA	215.2	196.7	9%	+9	-1		14
FIRAZYR	153.8	81.7	88%	+88	n/a	2	n/a	2
FOSRENOL	136.3	126.8	7%	+7	-18		4
XAGRID	74.1	70.7	5%	+4	n/a	2	n/a	2
DERMAGRAFT	64.7	134.9	-52%	-52	n/a	2	n/a	2
Other product sales	96.4	115.5	-17%	-16	n/a		n/a
Total product sales	3,541.8	3,309.1	7%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended September 30, 2013.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the nine months to September 30, 2013.

VYVANSE – ADHD

VYVANSE product sales showed strong growth in the nine months to September 30, 2013, up 16% compared to the same period in 2012, primarily as a result of higher prescription demand (up 7%) and in addition to the benefit of price increases1 taken since September 30, 2012, the benefit of which was partially offset by higher sales deductions and higher destocking in the nine months to September 30, 2013 compared to the same period in 2012.

Litigation proceedings regarding Shire’s VYVANSE patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT showed strong growth in the nine months to September 30, 2013, up 32%. The growth is primarily due to higher prescription demand (up 16%) which benefited from new Managed Care contracts in the US and stocking in the nine months to September 30, 2013 compared to destocking in the same period in 2012. To a lesser extent1 sales also benefited from the effect of a price increase taken since September 30, 2012, offset by the effect of higher US sales deductions.

Litigation proceedings regarding Shire’s LIALDA patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

Product sales from ELAPRASE in the nine months to September 30, 2013 were up 10% compared to the same period in 2012, primarily due to growth in underlying patient numbers.

REPLAGAL – Fabry disease

REPLAGAL revenues were down 11% in the nine months to September 30, 2013 compared to the same period in 2012, primarily due to the return of competition to the Fabry market in Europe and the impact of price.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased in the nine months to September 30, 2013 (down 16%) compared to the same period in 2012, primarily as a result of lower US prescription demand (down 12%) following the introduction of a new generic competitor in June 2012 and the effect of higher sales deductions partially offset by the effect of stocking in the nine months to September 30, 2013 compared to destocking in the same period in 2012.

Litigation proceedings regarding Shire’s ADDERALL XR patents are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

The strong growth in INTUNIV product sales (up 20%) in the nine months to September 30, 2013 was driven by both growth in US prescription demand and the effect1 of price increases taken since September 30, 2012, the benefit of which was partially offset by higher destocking in the nine months to September 30, 2013 compared to the same period in 2012.

Further information about litigation proceedings regarding Shire’s INTUNIV patents can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales increased by 10% in the nine months to September 30, 2013, primarily due to the continued growth in the number of patients on therapy.

PENTASA – Ulcerative Colitis

PENTASA product sales (up 9%) benefited from both price increases1 taken since September 30, 2012 and the impact of stocking in the nine months to September 30, 2013 compared to destocking in the same period in 2012.

FIRAZYR – Hereditary Angioedema (“HAE”)

FIRAZYR product sales (up 88%) showed strong growth reflecting the continuing global growth of the product, particularly in the US market.

DERMAGRAFT – DFU

DERMAGRAFT product sales in the nine months to September 30, 2013 were down by 52% compared to the same period in 2012.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2013	2012	Change
	$'M	$'M	%
FOSRENOL	33.6	37.0	-9
3TC and ZEFFIX	33.9	34.8	-3
ADDERALL XR	19.2	62.2	-69
Other	25.7	20.4	+26
Total royalties	112.4	154.4	-27

Royalties from ADDERALL XR in the nine months to September 30, 2013 were significantly impacted by both reduced sales volume and a lower royalty rate being payable to Shire by Impax Laboratories, Inc. for its authorised generic product, following the launch of a new generic product in June 2012.

Cost of product sales

Cost of product sales increased to $528.7 million for the nine months to September 30, 2013 (15% of product sales), up from $478.8 million in the corresponding period in 2012 (14% of product sales). Cost of product sales as a percentage of product sales remained broadly constant.

For the nine months to September 30, 2013 cost of product sales included depreciation of $28.8 million (2012: $23.6 million).

R&D

R&D expenditure increased to $713.4 million for the nine months to September 30, 2013 (20% of product sales), compared to $683.6 million in the corresponding period in 2012 (21% of product sales). In the nine months to September 30, 2012 R&D included payments of $23.0 million in respect of in-licensed and acquired products and intangible asset impairment charges of $27.0 million compared to impairment charges of $19.9 million in 2013. Excluding these costs R&D increased by $60 million or 9% due to the Company’s continued investment in its R&D pipeline, primarily on non-ADHD programs for LDX, SHP602 for iron overload, and the impact of development programs acquired through business development in 2013 including Lifitegrast. This growth was offset by reduced costs in relation to programs which have been discontinued following the Company’s pipeline prioritization review.

R&D in the nine months to September 30, 2013 included depreciation of $15.2 million (2012: $18.3 million), and impairment charges in respect of the Company’s RESOLOR IPR&D intangible assets of $19.9 million (2012: $27.0 million).

SG&A

SG&A expenditure decreased to $1,337.4 million (38% of product sales) for the nine months to September 30, 2013 from $1,448.4 million (44% of product sales) in the corresponding period in 2012, primarily due to the Company’s continuing focus on simplifying its business and delivering efficient growth. In the nine months to September 30, 2012 SG&A also included higher legal and litigation costs and higher intangible amortization expense which were not incurred in the same period in 2013.

For the nine months to September 30, 2013 SG&A included depreciation of $49.3 million (2012: $42.3 million) and amortization of $136.1 million (2012: $146.6 million).

Goodwill impairment charges

In the nine months to September 30, 2013 Shire recorded a goodwill impairment charge of $198.9 million (2012: $nil) in relation to the RM business. Following a review of future forecasts for the RM business unit, management determined in the first quarter of 2013 that future sales were expected to be lower than anticipated at the time of acquisition and consequently in accordance with US GAAP, it was determined that the goodwill attributable to the RM business unit was impaired.

Gain on sale of product rights

For the nine months to September 30, 2013 Shire recorded a gain on sale of product rights of $14.6 million (2012: $16.5 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the nine months to September 30, 2013 Shire recorded reorganization costs of $57.6 million (2012: $nil), relating to the collective dismissal and business closure at Turnhout, Belgium and the “One Shire” reorganization as the Company transitions to a new operating structure.

Integration and acquisition costs

For the nine months to September 30, 2013 Shire recorded integration and acquisition costs of $39.9 million primarily associated with the acquisitions of SARcode and Lotus and the integration of FerroKin in addition to charges related to the change in fair value of contingent consideration. In 2012 integration and acquisition costs of $15.1 million primarily related to the acquisition of FerroKin and the integration of ABH.

Interest expense

For the nine months to September 30, 2013 Shire incurred interest expense of $27.0 million (2012: $29.0 million), which principally relates to the coupon on Shire’s $1,100 million 2.75% convertible bonds due 2014.

Taxation

For interim reporting purposes, the Company calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. The Company has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized.  In the nine months to September 30, 2013 the effective rate of tax was 23% (2012: 17%). The effective rate of tax for the nine months to September 30, 2013 is higher than the same period in 2012 due primarily to the impact of the goodwill impairment charge recorded in the first quarter of 2013 which is not deductible for tax purposes and adverse changes in profit mix partially offset by changes in estimates of the amount of certain tax liabilities following the finalization of various tax returns.

Financial condition at September 30, 2013 and December 31, 2012

Accounts receivable, net

Accounts receivable, net increased by $213.6 million to $1,037.8 million (December 31, 2012: $824.2 million), primarily due to the increase in revenue in the nine months to September 30, 2013. Days sales outstanding increased to 55 days (December 31, 2012: 50 days).

Other intangible assets, net

Other intangible assets increased by $587.9 million to $2,976.0 million (December 31, 2012: $2,388.1 million), due to the IPR&D assets acquired with SARcode, Premacure and Lotus, offset by intangible asset amortization, IPR&D impairment and foreign exchange movements.

Convertible bonds

Current liabilities have increased by $1,100 million due to the reclassification of the Company’s $1,100 million 2.75% convertible bonds due 2014 from non-current to current liabilities in 2013 as the Company is required to redeem the Bonds within twelve months of the balance sheet date.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $201.2 million to $722.0 million (December 31, 2012: $520.8 million), primarily due to deferred tax liabilities arising on the IPR&D assets acquired with SARcode, Premacure and Lotus.

Other non-current liabilities

Other non-current liabilities increased by $410.7 million to $652.3 million (December 31, 2012: $241.6 million) primarily due to the recognition of non-current contingent consideration payable related to the SARcode, Premacure and Lotus business combinations.

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

Shire’s balance sheet includes $1,686.1 million of cash and cash equivalents at September 30, 2013. Substantially all of Shire’s debt relates to its $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). In addition, Shire has a revolving credit facility of $1,200 million which matures in 2015 (the “RCF”), which is currently undrawn.

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

At September 30, 2013 the Company had made on-market repurchases totaling 9,755,400 Ordinary shares at a cost of $297.0 million (excluding transaction costs). This represents 1.73% of the issued share capital of the Company as at the end of the quarter. Ordinary Shares purchased may be cancelled or be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s Annual General Meeting (“AGM”).  At its AGM on April 24, 2012 the Company was authorized to make market purchases of up to 56,253,208 of its own Ordinary Shares. That authority expired at the AGM held on April 30, 2013 and was renewed.  Under the new authority, which expires on the earlier of July 29, 2014 or the conclusion of the 2014 AGM, the Company was authorized to make market purchases of up to 55,741,587 of its own Ordinary Shares.

The following table provides information about purchases by the Company in the nine months to September 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of ordinary shares Purchased	Average Price Paid Per ordinary share (£)	Total Number of ordinary shares underlying ADRs Purchased	Average Price Paid Per ordinary share underlying ADRs ($)	Approximate Dollar Value of ordinary shares that May Yet Be Purchased Under the Share Buy- back Program
January 2013	715,203	19.934	336,300	32.360	$360 million
February 2013	448,896	20.748	164,100	31.954	$340 million
March 2013	466,918	20.110	244,200	30.518	$318 million
April 2013	866,594	19.731	500,400	30.263	$277 million
May 2013	1,136,618	19.383	418,698	30.081	$231 million
June 2013	320,688	20.716	181,857	32.247	$215 million
July 2013	112,365	21.833	46,782	32.727	$209 million
August 2013	59,513	24.020	26,331	37.291	$206 million
September 2013	52,350	24.679	26,016	39.411	$203 million

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash/ debt position (excluding restricted cash), as at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	$’M	$’M
Cash and cash equivalents1	1,686.1	1,482.2
Convertible bonds	1,100.0	1,100.0
Other	8.9	9.3
Total debt	1,108.9	1,109.3
Net cash	577.2	372.9

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

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2013 decreased by 16% or $158.5 million to $852.7 million (2012: $1,011.2 million), as higher cash receipts from gross product sales were more than offset by higher cash tax payments, lower royalty receipts and the payment to settle the litigation with Impax ($48 million) (see note 13 for details). The nine months to September 30, 2012 also included strong cash receipts from government-supported healthcare providers in Spain.

Net cash used in investing activities was $321.0 million in the nine months to September 30, 2013, principally relating to the cash paid (net of cash acquired) for the acquisitions of SARcode, Premacure and Lotus and for purchases of PP&E.

Net cash used in investing activities was $215.6 million in the nine months to September 30, 2012, relating to the payment of $97.0 million to acquire Ferrokin and certain assets and liabilities from Pervasis, $43.5 million for the purchase of intangible assets, and $91.6 million on the purchase of PP&E.

Net cash used in financing activities was $327.3 million for the nine months to September 30, 2013, principally due to the purchase of shares under the share buy-back program, purchase of shares by the EBT and the dividend payment.

Net cash used in financing activities was $88.6 million for the nine months to September 30, 2012, principally the dividend payment and the purchase of shares by the EBT, which more than offset the excess tax benefit associated with the exercise of stock options.

Obligations and commitments

During the nine months to September 30, 2013 there have been no material changes outside the ordinary course of the Company’s business to the contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As at September 30, 2013 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

2.05
Agreement and Plan of Merger, dated as of May 17, 2011, by and among Shire Pharmaceuticals Inc., ABH Merger Sub Inc., Advanced Biohealing, Inc., and solely for the limited purposes set forth therein, Canaan VII L.P. and Shire plc.(5)

2.06
Agreement and Plan of Merger, dated as of March 14, 2012, by and among Shire Pharmaceuticals LLC, Pelegrina Corporation, FerroKin BioSciences, Inc. and Shareholder Representative Services LLC, solely for the limited purposes set forth therein.(6)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008.(7)

3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011.(8)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(9)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(10)

4.03	Form of Ordinary Share Certificate of Shire Limited.(11)

4.04	Form of American Depositary Receipt Certificate of Shire Limited.(12)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008.(13)

4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011.(14)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein.(15)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc.(16)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007).(17)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others.(18)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others.(19)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited.(20)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014.(21)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014.(22)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC.(23)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr.(24)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc.(25)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc.(26)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004.(27)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005.(28)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004.(29)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004.(30)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004.(31)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005.(32)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004.(33)

10.20	Form of Indemnity Agreement for Directors of Shire Limited.(34)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008.(35)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein.(36)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006.(37)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010.(38)

10.25
Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers.(39)

10.26	Service Agreement between Shire plc and Mr. Flemming Ornskov, dated October 24, 2012. (40)

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(8)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on April 29, 2011.

(9)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(14)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(15)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(17)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(24)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(25)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(27)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(28)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(29)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(30)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(31)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(33)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(35)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(36)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(37)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(38)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(39)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

(40)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2013	/s/ Flemming Ornskov Flemming Ornskov Chief Executive Officer

Date: October 25, 2013	/s/ Graham Hetherington Graham Hetherington Chief Financial Officer