Form 10-K
period 2013-12-31
Shire plc
filed 2014-02-24
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  [X]    No   [  ]

As at June 30, 2013, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $17.4 billion. This was computed using the average bid and asked price at the above date.

As at February 14, 2014, the number of outstanding ordinary shares of the Registrant was 597,689,635.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, that:

•	Shire’s products may not be a commercial success;

•	revenues from ADDERALL XR are subject to generic erosion and revenues from INTUNIV will become subject to generic competition starting in December 2014;

•
the failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payors in a timely manner for Shire's products may impact future revenues, financial condition and results of operations;

•
Shire conducts its own manufacturing operations for certain of its Rare Diseases products and is reliant on third party contract manufacturers to manufacture other products and to provide goods and services. Some of Shire’s products or ingredients are only available from a single approved source for manufacture. Any disruption to the supply chain for any of Shire’s products may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do so on a commercially viable basis for some period of time;

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

•
the actions of certain customers could affect Shire's ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely impact Shire’s revenues, financial condition or results of operations;

•
investigations or enforcement action by regulatory authorities or law enforcement agencies relating to Shire’s activities in the highly regulated markets in which it operates may result in significant legal costs and the payment of substantial compensation or fines;

•
adverse outcomes in legal matters and other disputes, including Shire’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on Shire’s revenues, financial condition or results of operations;

•
Shire faces intense competition for highly qualified personnel from other companies, academic institutions, government entities and other organizations. Shire is undergoing a corporate reorganization and the consequent uncertainty could adversely impact Shire’s ability to attract and/or retain the highly skilled personnel needed for Shire to meet its strategic objectives;

•	failure to achieve Shire’s strategic objectives with respect to the acquisition of ViroPharma Incorporated may adversely affect Shire’s financial condition and results of operations;

and other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission, including those risks outlined in “Item 1A: Risk Factors” in Shire’s Annual Report on Form 10-K for the years ended December 31, 2013 and 2012.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-K:

ADDERALL XR® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
APLIGRAF® (trademark of Organogenesis, Inc. (“Organogenesis”))
APRISO® (trademark of Salix Pharmaceuticals, Ltd. (“Salix”))
ASACOL® (trademark of Medeva Pharma Suisse AG (used under license by Warner Chilcott Company, LLC (“Warner Chilcott”)))
ATRIPLA® (trademark of Bristol Myers Squibb Company and Gilead Sciences, Inc. (“Gilead”))
BERINERT® (trademark of CSL Behring GmbH)
BERINERT P® (trademark of Aventis Behring GmbH)
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme Corporation (“Genzyme”))
CINRYZE® (C1 esterase inhibitor [human])
CLAVERSAL® (trademark of Merckle Recordati)
COLAZAL® (trademark of Salix Pharmaceuticals, Inc)
COMBIVIR® (trademark of GlaxoSmithKline (“GSK”))
CONCERTA® (trademark of Alza Corporation (“Alza”))
CONSTELLATM (trademark of Ironwood Pharmaceuticals)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DELZICOL® (trademark of Warner Chilcott)
DERMAGRAFT® (trademark of Organogenesis)
ELAPRASE® (idursulfase)
ELELYSO® (trademark of Pfizer Inc.)
ELVANSE® (lisdexamfetamine dimesylate)
EPIFIX® (trademark of Surgical Biologics, LLC)
EPIVIR® (trademark of GSK)
EPZICOM®/KIVEXA (EPZICOM)® (trademark of GSK)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOCALIN® (trademark of Novartis AG)
FOCALIN XR® (trademark of Novartis AG)
FOSRENOL® (lanthanum carbonate)
FABRAZYME® (trademark of Genzyme)
HUNTERASETM (trademark of Green Cross Corp.)
INTUNIV® (guanfacine extended release)
KALBITOR® (trademark of Dyax Corporation)
KAPVAY® (trademark of Shionogi Pharma, Inc. (“Shionogi”))
KIVEXA® (trademark of Viiv Healthcare UK Ltd)
LIALDA® (trademark of Nogra International Limited)
MATRISTEM® (trademark of ACell, Inc.)
MEDIKINET® (trademark of Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”))
METADATE CD® (trademark of UCB Pharma, S.A.)
MEZAVANT® (trademark of Giuliani International Limited)
MICROTROL® (trademark of Supernus Pharmaceuticals, Inc. (“Supernus”))
MOVICOL® (trademark of Edra AG, S.A.)
OASIS® (trademark of Healthpoint, Ltd. (“Healthpoint”))
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))
PREMIPLEX® (IGF-I/IGFBP-3)
PROMOGRAN PRISMA® (trademark of Johnson & Johnson (“J&J”))
QUILLIVANT® (trademark of Next Wave Pharmaceuticals, Inc.)
REGRANEX® (trademark of Healthpoint)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of J&J), excluding UK and Republic of Ireland)
RENASYS® (trademark of Smith & Nephew Plc (“Smith & Nephew”))
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
RITALIN LA® (trademark of Novartis AG)

RUCONEST® (trademark of Pharming Intellectual Property B.V.)
SALOFALK® (trademark of Dr Falk Pharma)
STRATTERA® (trademark of Eli Lilly and Company)
THERASKIN® (trademark of Soluble Systems, LLC)
TRIZIVIR® (trademark of GSK)
TRUVADA® (trademark of Gilead)
TYVENSE® (lisdexamfetamine dimesylate)
UCERIS® (trademark of Santarus, Inc.)
VASCUGEL® (allogeneic aortic endothelial cells cultured in a porcine gelatin matrix [Gelfoam®] with cytokines, implanted)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZAVESCA® (trademark of Actelion Pharmaceuticals, Ltd.)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
2013 Form 10-K Annual Report
Table of contents

PART I
ITEM 1. BUSINESS
General	7
Strategy	7
Business model	7
2013 highlights	8
Financial information about operating segments	8
Sales and marketing	8
Manufacturing and distribution	20
Intellectual property	21
Competition	24
Government regulation	26
Third party reimbursement and pricing	27
Responsibility	29
Employees	29
Available information	29
ITEM 1A. RISK FACTORS	30
ITEM 1B. UNRESOLVED STAFF COMMENTS	37
ITEM 2. PROPERTIES	38
ITEM 3. LEGAL PROCEEDINGS	39
ITEM 4. MINE SAFETY DISCLOSURES	39

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	40
ITEM 6. SELECTED FINANCIAL DATA	44
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	75
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	78
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	78
ITEM 9A. CONTROLS AND PROCEDURES	78
ITEM 9B. OTHER INFORMATION	78

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	79
ITEM 11. EXECUTIVE COMPENSATION	83
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	106
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	107
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	107

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	109

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a leading specialty biopharmaceutical company that focuses on developing and marketing innovative specialty medicines that address significant unmet patient needs.

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

Strategy

Shire’s vision is to transform the lives of people around the world whose health is impacted by rare and other specialized conditions, through providing innovative treatments. The Company’s strategy for achieving its vision is to grow its business and deliver value to its stakeholders by focusing on significant unmet patient needs in specialist areas and providing more innovative treatments to more patients. Through deep understanding of patients’ needs, the Company:

•	serves patients with high unmet needs in select, commercially attractive specialty therapeutic areas;

•	drives optimum performance of its marketed products (known as “In-Line”) – to serve patients today;

•	builds its pipeline of innovative specialist treatments through both R&D and business development activities (known as “Pipeline”) – to enable the Company to serve patients in the future.

Business model

The Company unified its business during 2013 by integrating the operations of the Specialty Pharmaceuticals (“SP”), Human Genetic Therapies (“HGT”) and Regenerative Medicine (“RM”) business units into a simplified “One Shire” organization. The One Shire model has created a simple structure and a focused, efficient organization that is scalable for growth.

Shire has four commercial units that focus exclusively on the commercial execution of its In-Line products in the following specialist therapeutic areas: Rare Diseases, Neuroscience, Gastrointestinal (GI) and Internal Medicine, each supported by Shire’s commercial organization. This ensures that the Company provides innovative treatments, and services the needs of its customers and patients, as efficiently as possible.

The Company has moved to a single R&D organization that focuses on developing a pipeline of innovative treatments to address unmet patient needs. The Company prioritizes the treatments that have the highest chance of clinical success and are aligned with its current priority therapeutic areas as listed above, as well as potential new therapeutic areas such as ophthalmology and hematology/oncology. Shire’s early stage research is primarily focused on rare diseases.

Growth is also fuelled by the acquisition or licensing of new development programs and marketed products. Shire’s global business development team searches for value-added therapeutics that fit Shire’s strategic focus and address patients’ unmet needs.

Shire’s support functions, including Technical Operations, are unified across the business to run as efficiently and effectively as possible to support the In-Line and Pipeline activities.

Shire leads its business through the Executive Committee, with support from its In-Line Committee and Pipeline Committee which comprise senior management from across functions and commercial units to support the In-Line products and Pipeline activities. The Executive Committee is responsible for ensuring the appropriate allocation of resources and focused decision making across the enterprise in the best interests of Shire, patients, shareholders and other stakeholders.

This unified way of working means that Shire can quickly adapt to focus its resources where the greatest opportunities exist.

2013 Highlights

See “Currently marketed products” and “Products under development” below for a full discussion of 2013 Product, pipeline and business highlights, including:

Pipeline development:

•
the approval by the US Food and Drug Administration (“FDA”) of VYVANSE as a maintenance treatment in children and adolescents with ADHD. VYVANSE is currently the only stimulant approved for maintenance treatment in children and adolescents aged 6 to 17 years with Attention Deficit Hyperactivity Disorder (“ADHD”), as well as in adults with ADHD;

•	positive top-line results from two randomized placebo-controlled Phase 3 studies evaluating the efficacy and safety of VYVANSE in adults with binge eating disorder (“BED”);

•
the announcement of the top-line results from OPUS-2, a Phase 3 efficacy and safety study, comparing Lifitegrast to placebo administered twice daily for 84 days (12 weeks) in dry eye patients. Lifitegrast met the prespecified co-primary endpoint for the patient-reported symptom of eye dryness. Lifitegrast did not meet the prespecified co-primary endpoint for the sign of inferior corneal staining score using fluorescein staining compared with placebo;

Geographical expansion:

•
approval from Health Canada for INTUNIV XR as monotherapy for the treatment of ADHD in children aged 6 to 12 years and as adjunctive therapy to psychostimulants for the treatment of ADHD in children, aged 6 to 12 years;

•	the launch of ELVANSE in Germany, UK, Denmark and Ireland for ADHD in children aged 6 years of age and over when response to previous methylphenidate treatment is considered clinically inadequate;

Business development:

•	the acquisition of SARcode Bioscience Inc. (“SARcode”) which added global rights to a Phase 3 compound, Lifitegrast, for the treatment of Dry Eye disease;

•	the acquisition of Premacure AB (“Premacure”) which added global rights to a protein replacement therapy (“PREMIPLEX”) in Phase 2 development, for the prevention of Retinopathy of Prematurity (“ROP”);

•
the acquisition of Lotus Tissue Repair, Inc. (“Lotus Tissue Repair”) which added global rights to a protein replacement therapy in pre-clinical development for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”);

•
the acquisition of ViroPharma Inc. (“ViroPharma”) (completed in January 2014) which added a marketed product for the prophylactic treatment of Hereditary Angioedema (“HAE”), CINRYZE, as well as a number of other marketed products and a pipeline of product candidates in the rare disease area.

Financial information about operating segments

Historically the Company had three business units and three reportable segments: SP, HGT and RM. The Company unified its business during 2013 and now comprises a single operating and reportable segment. This segment is engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs. Additional segment information is presented in Note 24 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Sales and marketing

At December 31, 2013 the Company employed 2,185 (2012: 2,207) sales and marketing staff to service its operations throughout the world, including its major markets in North America, Europe, Latin America, and Asia Pacific.

Currently marketed products

The table below lists the Company’s main marketed products by geography at December 31, 2013 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

Products	Disease area	Owner/licensor	Key territories

Treatments for Neuroscience

VYVANSE/VENVANSE/ ELVANSE/TYVENSE (lisdexamfetamine dimesylate)	ADHD	Shire	US, Europe, Canada and Brazil (1)

ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada

INTUNIV (extended release guanfacine)	ADHD	Shire	US and Canada

EQUASYM (methylphenidate hydrochloride) modified release (XL)	ADHD	Shire	Europe

Treatments for gastrointestinal (“GI”) diseases

LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative Colitis	Nogra SpA	US, Canada and Europe (2,3)

PENTASA (mesalamine)	Ulcerative Colitis	Shire	US

RESOLOR (prucalopride)	Chronic constipation in women	Shire	Europe

Treatments for Rare Diseases

REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(5)

ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II, MPS II)	Shire	Global(6)

VPRIV (velaglucerase alfa)	Gaucher disease, Type 1	Shire	US, Europe and Latin America

FIRAZYR (icatibant)	Hereditary Angioedema (“HAE”)	Shire	US, Europe and Latin America

Treatments for diseases in Other therapeutic areas

FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(2, 4)

XAGRID (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe (2)

DERMAGRAFT (human fibroblast-derived dermal substitute)	Diabetic Foot Ulcers (“DFU”)	Shire	US (7)

Recently acquired product

Following the acquisition of ViroPharma on January 24, 2014, Shire acquired the following marketed product.

Products	Disease area	Owner/licensor	Key territories

CINRYZE	HAE	Shire	US and Europe

(1) The product is marketed in Brazil as VENVANSE and in the EU as ELVANSE or TYVENSE.
(2) Marketed by distributors in certain other markets.
(3) Marketed in US as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.
(4) Marketed in Japan under license by Bayer Yakuhin Limited (“Bayer”).
(5) Marketed in Japan under license by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”).
(6) Marketed in Asia Pacific under license by Genzyme.
(7) Shire divested its DERMAGRAFT business in January 2014.

Treatments for Neuroscience

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

The worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the US, approximately 9.5% of all school-aged children (4-17 years old) have been diagnosed with ADHD at some point in their lives. However, only two-thirds (66.3%) of those with a current ADHD diagnosis were taking medication (CDC, 2010). Over 50% of children may have symptoms that persist into adulthood. According to the results from the National Comorbidity Survey Replication (Am J Psychiatry, 2006), the disorder is estimated to affect 4.4% of US adults aged 18 to 44. The international ADHD market was approximately $884 million in 2012 (moving annual total (“MAT”) Q3 2012) and grew 10.9% to reach approximately $981million in the same period in 2013.

According to IMS Health National Prescription Audit (“IMS NPA”), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US ADHD market was valued at approximately $8.29 billion for the twelve months ending December 2013; this represents a decline of approximately 0.6% from the twelve months ending December 2012.

VYVANSE/ VENVANSE/ ELVANSE/ TYVENSE

VYVANSE is the first pro-drug stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine. VYVANSE is therapeutically inactive until metabolized in the body.

The FDA approved VYVANSE as a once-daily treatment for children aged 6 to 12 with ADHD in February 2007, for adults in April 2008 and for adolescents aged 13 to 17 in November 2010. In addition VYVANSE became the first drug in its class to be approved by the FDA for maintenance treatment, having been approved both as a maintenance treatment in adults with ADHD in January 2012, and as a maintenance treatment in pediatrics and adolescents aged 6 to 17 in April 2013. VYVANSE is available in the US in six dosage strengths: 20mg, 30mg, 40mg, 50mg, 60mg and 70mg.

VYVANSE was approved by Health Canada for the treatment of ADHD in paediatric patients aged 6 to 12 in February 2009, for adolescents and adults in November 2010, and was launched in Canada in February 2011.

VENVANSE was granted marketing authorization by ANVISA, the Brazilian health authority, for the treatment of ADHD in children aged 6-12, and launched in April 2011.

ELVANSE/TYVENSE received a positive outcome from the European Decentralised Procedure in December 2012. ELVANSE is indicated as part of a comprehensive treatment program for ADHD in children 6 years of age and over when response to previous methylphenidate treatment is considered clinically inadequate. Product labelling has been agreed by and Marketing Authorization approvals granted in eight countries (UK, Germany, Sweden, Spain, Norway, Finland, Denmark, and Ireland). The product has launched in five of the eight countries with remaining launches expected in 2014.

Litigation proceedings relating to the Company’s VYVANSE patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Teva Pharmaceutical Industries, Ltd. (“Teva”) and Impax Laboratories, Inc. (“Impax”) commenced commercial shipment of their authorized generic versions of ADDERALL XR in April and October 2009, respectively. Shire currently receives royalties from Impax’s sales of authorized generic ADDERALL XR.  Shire has extended its supply agreement with Teva until September 30, 2016.  From the third quarter of 2012 Shire also started receiving royalties from Actavis’ sales of its generic version of ADDERALL XR. In December 2013, Shire entered an agreement with Sandoz Inc. (“Sandoz”) whereby Shire will supply Sandoz with an authorized generic version of Adderall XR beginning July 1, 2016.  From the December 1, 2013 effective date of the agreement through the end of the agreement’s five-year term, Sandoz has agreed to exclusively sell the authorized generic version of Adderall XR supplied by Shire. Shire will receive a royalty on Sandoz's sales of the product.

In June 2012 the FDA stated that it will require that all abbreviated new drug applications (“ANDAs”) for ADDERALL XR will have to establish bioequivalence using partial area under the curve measurements at multiple time points post-dosing and for both d- and l-amphetamine. The FDA response is consistent with recent decisions on other long-acting ADHD products.

Litigation proceedings relating to the Company’s ADDERALL XR patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

INTUNIV

INTUNIV is a selective alpha-2A receptor agonist indicated for the treatment of ADHD. Alpha-2A-adrenoceptors strengthen working memory networks by inhibiting cAMP-HCN channel signalling in the prefrontal cortex (Cell. 2007;129:397-410). INTUNIV is non-scheduled and has no known potential for abuse or dependence.

The FDA approved INTUNIV as a once-daily monotherapy treatment of ADHD in children and adolescents aged 6 to 17 and as adjunctive therapy to stimulants in February 2011. It is available in 1mg, 2mg, 3mg and 4mg tablets.

INTUNIV XR was approved by Health Canada as monotherapy for the treatment of ADHD in children aged 6 to 12 years and as adjunctive therapy to psychostimulants for the treatment of ADHD in children, aged 6 to 12 years, with a sub-optimal response to psychostimulants in July 2013 and was launched in Canada in November 2013.

In April 2013, Shire settled outstanding litigation with Actavis Inc. and certain of its respective affiliates (“Actavis”) and six other ANDA filers regarding their respective ANDAs for INTUNIV. The settlement provides Actavis with a license to make and market Actavis’ generic versions of INTUNIV in the United States for 180 days starting on December 1, 2014.   Such sales will require the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis’ exclusivity.  The settlement also provides the other six ANDA filers with a license to make and market their respective generic versions of INTUNIV in the United States 181 days after Actavis’ launch of generic INTUNIV.

For further information on the litigation proceedings relating to the Company’s INTUNIV patents, see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

EQUASYM

In March 2009, Shire acquired from UCB the worldwide rights (excluding US, Canada and Barbados) to EQUASYM immediate release and modified release (XL) preparations for the treatment of ADHD in children and adolescents aged 6 to 17.  Shire is focusing exclusively on the XL form. At December 31, 2013 EQUASYM XL was commercially available in 10 countries in 10mg, 20mg and 30mg strengths. EQUASYM XL is marketed in Mexico and South Korea under the trade name METADATE CD.

Treatments for Ulcerative Colitis (“UC”)

Ulcerative Colitis was estimated to affect approximately 1.2 million patients in major markets (US and EU5) in 2010 according to Ulcerative Colitis: Decision Resources’ Market Forecast and Opportunity Analysis (May, 2012). UC is a serious chronic inflammatory disease of the colon in which part or all of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The first line treatment for inflammatory bowel disease is mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

LIALDA/MEZAVANT

LIALDA is indicated in the US and Canada for the induction of remission in patients with mild to moderately active UC and for the maintenance of remission of UC. The addition of the indication for maintenance of remission of UC was approved by Health Canada in February 2011 and by the FDA in July 2011.  LIALDA is the first and only FDA-approved once-daily oral formulation of mesalamine indicated for the induction and maintenance of remission.  LIALDA contains the highest commercially available mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily. In 2012, the FDA issued draft bioequivalence guidelines for orally-delivered delayed or extended-release mesalamine-based drugs (including LIALDA and PENTASA; see PENTASA section below).

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in other countries, at December 31, 2013 LIALDA/MEZAVANT was commercially available in 19 countries either directly or through distributor arrangements.

Litigation proceedings relating to the Company’s LIALDA patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

In September 2012, the FDA issued draft bioequivalence guidelines for generic approvals of orally-delivered delayed or extended-release mesalamine-based drugs (including LIALDA and PENTASA).

Treatments for chronic constipation

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

In October 2009 RESOLOR was approved by the EMA throughout the EU as a once daily oral treatment for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. In July 2010, Swissmedic granted RESOLOR marketing authorization in Switzerland for the treatment of idiopathic chronic constipation in adults for whom the currently available treatment options involving dietary measures and laxatives do not provide sufficient effect. RESOLOR is available in 1mg and 2mg dose strengths, both for once-daily dosing. As of December 31, 2013 RESOLOR was available in 18 EU countries.

On January 10, 2012 Shire announced that it had acquired the rights to develop and market prucalopride in the US pursuant to an agreement with Janssen Pharmaceutica N.V., part of the J&J Group.

Treatments for Rare Diseases

REPLAGAL

REPLAGAL is marketed for the treatment of Fabry disease outside of the US. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A, which is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function which often progresses to kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect 1 in 27,000 people (Spada et al, 2006).

REPLAGAL is a fully human alpha-galactosidase A protein made in human cells that replaces the deficient alpha-galactosidase A with an active enzyme to ameliorate certain clinical manifestations of Fabry disease.

In August 2001, REPLAGAL was granted marketing authorization in the EU. At December 31, 2013 REPLAGAL was approved in 46 countries excluding the US.

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

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the EMA in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE has been granted orphan drug exclusivity by both the FDA and the EMA. ELAPRASE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the Affordable Care Act.

ELAPRASE received approval from the Ministry of Health, Labour and Welfare in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region.

At December 31, 2013 ELAPRASE was approved in 51 countries.

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

VPRIV was approved by the FDA in February 2010 for the long term treatment of patients with Type 1 Gaucher disease. The EMA approved the marketing authorization for the use of VPRIV in August 2010. VPRIV has been granted orphan drug status in the EU with up to ten year’s market exclusivity from August 2010. VPRIV also benefits from the 12 years of data exclusivity in the US from the date of grant of registration given to innovator biologics under the Affordable Care Act.

At December 31, 2013 VPRIV was approved in 40 countries.

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

At December 31, 2013 FIRAZYR was approved in 38 countries.

CINRYZE

Following the acquisition of ViroPharma on January 24, 2014, Shire has added CINRYZE to its portfolio of currently marketed products. CINRYZE is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency. CINRYZE is marketed and sold in the US for routine prophylaxis against HAE attacks in adolescent and adult patients with HAE. ViroPharma acquired rights to CINRYZE for the US in October 2008 and in January 2010 acquired expanded rights to commercialize CINRYZE and future C1-INH derived products in certain European countries and other territories throughout the world as well as rights to develop future C1-INH derived products for additional indications and new formulations. In June 2011, marketing authorization in the EU was granted for CINRYZE in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self administration option for appropriately trained patients. ViroPharma had begun to commercialize CINRYZE in Europe and Shire will continue to evaluate the commercialization opportunities in countries where ViroPharma has distribution rights.

CINRYZE has been granted orphan drug exclusivity by the FDA, providing it with up to 7 years market exclusivity in the US from October 2008. CINRYZE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the Affordable Care Act from October 2008.

Treatments for Other therapeutic areas

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

For further information on the litigation proceedings relating to the Company’s FOSRENOL patents see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

XAGRID is marketed in Europe for the reduction of elevated platelet counts in at-risk ET patients. It was granted a marketing authorization in the EU in November 2004. XAGRID has been granted orphan drug status in the EU, providing it with orphan drug exclusivity until November 2014.

In the US, anagrelide hydrochloride is sold by the Company under the trade name AGRYLIN for the treatment of thrombocythemia secondary to a MPD. Generic versions of AGRYLIN have been available in the US market since 2005.

DERMAGRAFT

DERMAGRAFT is approved by the FDA as a Class III medical device for the treatment of full-thickness DFUs greater than six weeks in duration, which extend through the dermis, but without tendon, muscle, joint capsule, or bone exposure.

On January 16, 2014, the Company sold and transferred substantially all of the assets relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT to Organogenesis Inc. For further information, see ITEM 15: Exhibits and Financial Statement Schedules and Note 8, “Results of discontinued operations and assets held for sale” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

Royalties received from other products

Antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK.  These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B virus. Royalty terms expired in most territories outside of the US during 2012. In the US, royalty terms expire between 2014 and 2018.

ADHD

ADDERALL XR

Shire receives royalties from Impax’s sales of its authorized generic version of ADDERALL XR. From the third quarter of 2012, Shire also started receiving royalties from Actavis’ sales of their generic version of ADDERALL XR.

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

Products under development

The Company focuses its development resources on projects in a number of therapeutic areas, including Neuroscience, Rare Diseases, Ophthalmology, Hematology and GI, and focuses its early development projects on rare diseases. Total R&D expenditures of $933.4 million, $953.0 million and $764.5 million were incurred in the years ended December 31, 2013, 2012 and 2011 respectively.

The table below lists the Company’s products in clinical development and registration as of December 31, 2013 by stage of development indicating the most advanced development status reached in major markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this ITEM 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on pages 21-23 of this ITEM 1 are potentially relevant to the corresponding development projects listed below. However as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status at December 31, 2013	The Company’s territorial rights

FIRAZYR	ACE inhibitor-induced Angioedema	Registration in EU (regulatory submission in Q4 2012)	Global

XAGRID	Essential thrombocythaemia	Registration in Japan (regulatory submission in Q4 2013)	Global

INTUNIV	ADHD in children and adolescents	Phase 3 completed in EU in Q3 2013	Global

LDX (lisdexamfetamine dimesylate)	Adjunctive therapy in MDD	Phase 3 in US (entered Phase 3 in Q4 2011)	Global

LDX (lisdexamfetamine dimesylate)	BED in adults	Phase 3 in US (entered Phase 3 in Q4 2012)	Global

INTUNIV	ADHD in children and adolescents	Phase 3 in Japan (entered Phase 3 in Q2 2013)	Global(1)

SHP 606 (4)	Treatment of DED	Phase 3 in US (entered Phase 3 in Q4 2012)	Global

SHP 555 (prucalopride)	Chronic constipation in Males Chronic constipation	Phase 3 in EU (entered Phase 3 in Q4 2010) Phase 3-ready in US	US (2)

SHP 609 (4)	Hunter syndrome with CNS symptoms	Phase 2/ 3-ready	Global (3)

FIRAZYR	ACE inhibitor-induced Angioedema	Phase 3 in US (entered Phase 3 in Q4 2013)	Global

LDX (lisdexamfetamine dimesylate)	ADHD in children and adolescents	Phase 2 in Japan	Global(1)

SHP 602 (FBS 0701) (4)	Chronic Iron-overload	Phase 2	Global

SHP 610 (4)	Sanfilippo A Syndrome (MPS IIIA)	Phase 2b-ready	Global(3)

SHP 613 (4)	Arteriovenous (“AV”) access in hemodialysis patients	Phase 2	Global

SHP 607 (4)	Retinopathy of Prematurity	Phase 2	Global

SHP 611 (4)	Metachromatic Leukodystrophy (“MLD”)	Phase 1/ 2	Global

(1)	Under co-development with Shionogi as a result of a license and collaboration agreement.
(2)	US rights were acquired from J&J in January 2012.
(3)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license with Shire.
(4)	Following the announcement of the Company’s reorganization into a simplified One Shire organization the Company assigned new code to its existing development programs.

Products in registration as at December 31, 2013

FIRAZYR for the treatment of Acute Angiotensin Converting Enzyme Inhibitor-Induced Angioedema (“ACE-I AE”) in Europe

In the fourth quarter of 2012, following the completion of a small investigator sponsored trial (“IST”), Shire submitted a supplemental Marketing Authorization Application (“MAA”), to the European Medicines Agency (“EMA”) seeking approval for FIRAZYR for the treatment of ACE-I AE in Europe. In February 2014, following the review and discussion of the data from this IST with the EU agencies, Shire withdrew its supplemental MAA and expects to resubmit it with the data from the ongoing Company sponsored Phase 3 trial.

XAGRID for the treatment of essential thrombocythaemia in Japan

In the fourth quarter of 2013, Shire submitted a Marketing Authorisation to the Ministry of Health, Labour and Welfare (“MHLW”) in Japan, seeking approval for XAGRID in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

VPRIV for the treatment of Gaucher disease in Japan

In the fourth quarter of 2013, Shire submitted a Marketing Authorisation to the Ministry of Health, Labour and Welfare (“MHLW”) in Japan, seeking approval for VPRIV for the treatment of adult and paediatric patients with Gaucher disease.

Products in clinical development as at December 31, 2013

Phase 3

Lisdexamfetamine dimesylate (“LDX”)1 for the treatment of inadequate response in major depressive disorder (“MDD”)

On February 6, 2014 Shire announced top-line results from two pivotal Phase 3 investigational studies evaluating the efficacy and safety of LDX versus placebo as an adjunctive treatment for MDD in adults who inadequately responded to antidepressant monotherapy with a selective serotonin reuptake inhibitors or serotonin and norepinephrine reuptake inhibitors. LDX did not meet the primary efficacy endpoint versus placebo for either study. The safety profile for LDX in these two studies appears to be generally consistent with the known profile established in studies in adults with ADHD. Based on these clinical trial results, Shire will no longer pursue this clinical development program.

LDX for the treatment of Binge Eating Disorder

In November 2013, the Company reported positive top-line results from two identically designed randomized placebo-controlled Phase 3 studies evaluating the efficacy and safety of LDX versus placebo in adults with BED. In both studies LDX was found to be statistically superior to placebo on the primary efficacy analysis (p-value <0.001) of the change from baseline at weeks 11 to 12 in terms of number of binge days per week. The safety for LDX in these two studies appears to be generally consistent with the known profile established in studies in adults with ADHD. Shire plans to file for FDA regulatory approval of VYVANSE for the treatment of BED in adults (ages 18 to 55) by the third quarter of 2014.

INTUNIV for the treatment of ADHD in the EU

INTUNIV for the treatment of ADHD in children aged 6 to 17 in the EU was initiated in the fourth quarter of 2011 and has been completed.  Submission for Marketing Authorization is targeted for the first quarter of 2014.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SHP606 (formerly SPD-606) Lifitegrast for the treatment of Dry Eye disease

A Phase 3 clinical program to further assess the efficacy of SHP606 for the treatment of Dry Eye disease was initiated in the US in the fourth quarter of 2012 and top-line results from OPUS-2, a Phase 3 efficacy and safety study of 5.0% Lifitegrast ophthalmic solution, were announced on December 6, 2013. OPUS-2 compared Lifitegrast to placebo administered twice daily for 84 days (12 weeks) in dry eye patients with history of active artificial tear use within 30 days prior to screening. Lifitegrast met the prespecified co-primary endpoint for the patient-reported symptom of eye dryness (change in Eye Dryness Score from baseline to week 12) (p-value<0.0001). Lifitegrast did not meet the prespecified co-primary endpoint for the sign of inferior corneal staining score (change from baseline to Week 12) using fluorescein staining compared with placebo (p-value=0.6186). Shire intends to investigate the full data from OPUS-2 and is planning further interactions with the FDA in the first half of 2014 in order to advance this program.

SHP555 (formerly SPD-555) (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Discussions are planned with the FDA to determine potential clinical development pathways.

FIRAZYR for the treatment of ACE-I AE

A Phase 3 clinical trial to assess the efficacy of FIRAZYR for the treatment of ACE-I AE was initiated in the fourth quarter of 2013 and is ongoing.

SHP609 (formerly HGT-2310) for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for Hunter syndrome patients with CNS symptoms. The Company initiated a pivotal Phase 2/3 clinical trial in the fourth quarter of 2013 which is ongoing. This product has been granted orphan designation in the US.

Phase 2

LDX for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. A Phase 2 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013 and is ongoing.

SHP602 (formerly SPD-602) iron chelating agent for the treatment of iron overload secondary to chronic transfusion

A Phase 2 trial in pediatric and adult patients with transfusional iron overload is ongoing. This product has received orphan drug designation by the EMA and the FDA for the treatment of chronic iron overload requiring chelation therapy.

SHP610 (formerly HGT-1410) for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

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

SHP613 (formerly SRM-003 or VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SHP613 is a novel endothelial cell based therapy in development for enhancing blood vessel repair and improving hemodialysis access for patients with end-stage renal disease (“ESRD”).  This product has been granted orphan drug designation in the US and the EU. In March 2013, Shire enrolled the first patients in its two Phase 2 studies designed to evaluate the efficacy and safety of SHP613 in improving AV Fistula (“AVF”) maturation and AV Graft (“AVG”) patency to facilitate hemodialysis in patients with ESRD.

SHP607 (formerly HGT-ROP-001 or PREMIPLEX) for the treatment of Retinopathy of Prematurity (“ROP”)

SHP607 is in development as a protein replacement therapy for the preventative treatment of ROP, a rare eye disorder associated with premature birth. This product has been granted orphan drug designation both in the US and EU. A Phase 2 clinical trial is ongoing.

Phase 1

SHP611 (formerly HGT-1110) for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as an ERT delivered intrathecally for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

Other pre-clinical development projects

A number of additional early development projects, primarily focused on rare diseases, are underway in various stages of pre-clinical development.

Following the acquisition of ViroPharma on January 24, 2014, Shire acquired ViroPharma’s pipeline portfolio comprising a number of programs at various stages of development. Shire is currently assessing ViroPharma’s pipeline portfolio.

1 Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

Manufacturing and distribution

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, FOSRENOL, PENTASA, XAGRID and FIRAZYR. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plants in Cambridge, and Lexington, Massachusetts, US for its products: REPLAGAL, ELAPRASE and VPRIV, respectively.

The Company currently has dual sources of API for VPRIV, VYVANSE, ADDERALL XR, LIALDA and PENTASA and is developing a second source for INTUNIV. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

In order to support the growth of VPRIV and REPLAGAL, as well as to support clinical development, additional manufacturing capacity has been added in Lexington, Massachusetts, US. In February 2014, Shire received approval from the FDA for production of VPRIV drug substance. The facility has now been approved by both the FDA and by the EMA for the purification of REPLAGAL and the manufacture and purification of VPRIV.

Finished Product Manufacturing

The Company sources its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL, EQUASYM and XAGRID from third party contract manufacturers. Finished products: REPLAGAL, ELAPRASE, VPRIV and FIRAZYR are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

The Company currently has dual sources for finished product manufacturing for ELAPRASE, REPLAGAL, VPRIV and VYVANSE and is developing a second source for the finished product manufacturing of LIALDA. The Company sources finished product for ADDERALL XR, FIRAZYR, FOSRENOL, INTUNIV, PENTASA, RESOLOR and VPRIV (in some markets) from a single contract manufacturer for each product. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

Distribution

The Company’s US distribution center, which includes a large vault to house US Drug Enforcement Administration (“DEA”) regulated Schedule II products, is located in Kentucky. From there, the Company primarily distributes its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL, EQUASYM and XAGRID to the US market through the three major wholesalers who have hub or distribution centers that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

The distribution and warehousing of products: REPLAGAL, ELAPRASE, VPRIV and FIRAZYR for the US market is contracted out to specialist third party contractors.

Outside of the US, physical distribution of Company’s products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

ViroPharma

As of the closing of Shire’s merger with ViroPharma on January 24, 2014, Viropharma utilizes a virtual supply manufacturing and distribution chain for all of its products by contracting with third parties for the manufacture, warehousing, order management, billing and collection and distribution of its products. Each product is manufactured at separate contract manufacturing organizations (“CMO’s”), and then distributed via third party logistics/distribution suppliers in either Europe or the US.

CINRYZE is derived from human plasma sourced from commercial plasma suppliers. The sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA, the EMA and other medical product and health care regulatory agencies. ViroPharma relies on a combination of sources for plasma including long term supply agreements and periodic “spot purchases” of plasma from third party plasma suppliers. ViroPharma uses a single CMO for the manufacture of CINRYZE, with manufacturing facilities in Belgium and the Netherlands.

Material customers

Shire’s three largest trade customers are McKesson Corp, Cardinal Health, Inc., and AmerisourceBergen which are based in the US. In 2013, these wholesale customers accounted for approximately 19%, 18% and 15% of product sales, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents. The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support patent applications by its licensors. The markets for some of the Company’s currently marketed and potential future products, such as those for rare genetic diseases, are small and where possible the Company has sought and will seek orphan drug designation for products directed to these markets which, if granted, provides regulatory exclusivity for 7 years in the US and 6 years in the EU from the date of product approval (see “Government Regulation” below).

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The following non-exhaustive list sets forth details of granted US and European Patent (“EP”) patents pertaining to the Company’s more significant revenue-generating products and certain products from which the Company receives a royalty, which are owned by or licensed to the Company and that are relevant to an understanding of the Company’s business taken as a whole. The listed EP patents do not necessarily have a corresponding national patent registered in each EU member state and the rights granted pursuant to an EP patent are enforceable only in the EU member state where the EP patent has been registered as a national patent.  The expiration dates set forth below do not necessarily reflect changes to the patent term afforded by Patent Term Extensions in the United States, nor supplementary protection certificates (“SPCs”) which are available in many EU member states.  The Company also holds patents in other jurisdictions, such as Canada and Japan and has patent applications pending in such jurisdictions, as well as in the US and the EU.

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

VYVANSE
US 7,105,486
US 7,223,735
US 7,655,630
US 7,659,253
US 7,659,254
US 7,662,787
US 7,671,030
US 7,671,031
US 7,674,774
US 7,678,770
US 7,678,771
US 7,687,466
US 7,687,467
US 7,700,561
US 7,718,619
US 7,723,305
US 7,662,788
US 7,713,936
EP 1644019

February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 28, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
June 1, 2024

LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 5,693,787 US 5,663,320 US 5,696,254 US 6,180,639	December 2, 2014 September 2, 2014 December 9, 2014 July 30, 2018

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

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including authorized generic and generic versions of CONCERTA and RITALIN LA, ADDERALL XR, KAPVAY (twice daily, clonidine extended release), FOCALIN XR, and QUILLIVANT, a liquid methylphindate. Shire’s share of the US ADHD prescription market in December 2013 was 25.7% (compared to 26.0% in December 2012). Overall the US ADHD prescription market grew by 7.7% in the year ended December 31, 2013 (compared to 9.0% in the same period in 2012).

Shire’s key ADHD market is the US, with the Company having three products for the treatment of ADHD (VYVANSE, ADDERALL XR and INTUNIV). Shire also has ADHD products in Canada, Brazil, Mexico, South Korea and selected EU markets and further geographic expansion plans are underway, including a collaboration agreement with Shionogi to co-develop and sell VYVANSE and INTUNIV in Japan.

Key branded competitors in the US are stimulants CONCERTA and FOCALIN XR, and non-stimulants STRATTERA and KAPVAY. Generic immediate release stimulants which constitute 32.6% of the ADHD market (IMS NPA, December 2013) are showing strong growth in the US ADHD market, growing 12.0% in the year from December 31, 2012 to December 31, 2013.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice and distributors) and STRATTERA (Eli Lilly), depending upon the country.  In European countries where Shire is launching ELVANSE (known as TYVENSE in Ireland), the ADHD market size was $503.2 million (moving annual total (“MAT”) Q3 2013), with annual growth of over 5.7% compared to the same period in 2012.

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

Competitors vary across markets.  Principal competitors in major markets include DELZICOL, ASACOL and ASACOL HD/ASACOL 800 (Actavis, Tillots, various other licensees), APRISO (Salix), PENTASA (Ferring Pharmaceuticals, outside of the US only), SALOFALK (Dr. Falk) and CLAVERSAL (Faes Farma, Recordati S.p.A).

5-ASA products are generally protected by formulation patents only. In December 2007, several generic versions of Salix’s COLAZAL (balsalazide) entered the US market, but no other generic versions of products in the oral 5-ASA competitive set have been introduced to the US market since that time.  Generic mesalamine products are available in several European markets, but are not significant competitors in those markets. UCERIS (budesonide) was approved by the FDA in January 2013 and represents an alternative to 5-ASA products for acute treatment (up to 8 weeks) of mild to moderate UC.

The Company is aware of other 5-ASA and non-ASA biologic treatments in development for UC.

Chronic constipation market

In Europe, over-the-counter and prescription laxatives are the current first line therapy for chronic constipation. The highest value laxative (by revenue) is MOVICOL, a polyethylene glycol (“PEG”) 3350, sold by Norgine.  In Europe, RESOLOR is indicated for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief and currently there are no other products available in the EU with the same indication. Additional competitor products in this category include CONSTELLA (guanylate cyclase-C agonist; Almirall S.A., Ironwood Pharmaceuticals Inc) approved by the EMA for the treatment of moderate to severe irritable bowel syndrome with constipation (IBS-C) and AMITIZA (chloride channel antagonist; Sucampo Pharmaceuticals, Inc.) approved for the treatment of chronic idiopathic constipation. The Company is aware of other therapies for the treatment of chronic constipation and IBS-C being developed.

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

FIRAZYR competes in Europe with CSL Behring’s BERINERT P and Pharming Group N.V.’s RUCONEST. FIRAZYR competes in the US with BERINERT and with Dyax Corporation’s KALBITOR.

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

Some jurisdictions, including the EU and the US, may designate products for disease treatment within a relatively small patient population as “orphan drugs”. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in the EU and for up to seven years in the US. These laws are particularly pertinent to Shire’s rare disease products.

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

In the US, the DEA also regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s stimulant ADHD products (ADDERALL XR, VYVANSE and EQUASYM) are strictly controlled and supply of active ingredient is dependent on the DEA’s permitted annual quotas and its willingness to update those quotas to meet any shortage of drugs.

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

Regulatory Developments

In the US various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines, cost sharing through improved patient health outcomes and increases in required rebates or discounts. Similar issues exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal and state level in the US that could allow patient access to drugs approved in other countries – most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities.  Several local US jurisdictions, including the King County of Washington State and Alameda County in California, have imposed drug-disposal responsibilities and fees on drug manufacturers.  Depending on the outcome of court cases, these additional costs of doing business in the US may extend to other localities. The US market is a litigious one, and several agencies, including the Office of Inspector General, Department of Justice and Drug Enforcement Agency have been stepping up their enforcement activities as part of the Affordable Care Act, leading to the imposition of an increasing number of Corporate Integrity Agreements (CIA) with pharmaceutical and biotechnology companies as part of ultimate settlements.

The performance of orphan products acquired by Shire as part of its acquisition of ViroPharma will depend on the same regulatory developments already impacting Shire’s Rare Diseases products.

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

In the US:

•
Commercial Managed Care. Commercial payors negotiate the pricing of products to control their costs, including the use of formularies to encourage members to utilize preferred products with favorable terms.  Exclusion from a formulary, or a disfavored formulary position, can reduce product usage in the payor’s patient population. The consolidation of Pharmacy Benefits Managers (PBMs) may result in increased pricing pressure from the larger purchasing power of such consolidated entities.  Whether manufacturers can continue to issue coupons for managed care members, without being removed from the plan’s formulary, will also affect utilization of a manufacturer’s drugs.  Although the Secretary of Health and Human Services (HHS) has approved the use of coupons for health exchange (HIX) plans, several groups are fighting the implementation of the guidance. Overall drug usage could increase due to the expansion of covered lives under the PPACA albeit with greater rebate liability.

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

•
Medicare.  Medicare reimbursement rates to physicians for injectable drugs like Shire’s orphan drugs have been reduced from 106% of Average Sales Price (ASP) to 104% ASP, and may decrease further.  The Centers for Medicare and Medicaid Services (“CMS”) are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates to physicians for some manufacturers’ drugs, biologicals and medical devices.

•
ACA.  The rate of implementation of the Medicaid expansion, HIX and Accountable Care Organizations (ACO) varies tremendously on a state-by-state basis.  It is not possible to predict the overall increases in Medicaid, Managed Medicaid and HIX business, and the cost for Shire specifically.  Depending on HHS’ ability to rectify the HIX’s technology issues, and HHS’ flexibility with states asking for alternative approaches to Medicaid expansion, the ACA expansion in covered lives could be severely reduced.

•
 “Dual-eligibles” are those individuals that qualify for both Medicare and Medicaid.  Although CMS has recently placed dual-eligibles under the coverage of Medicare Part D, there are several initiatives aimed at moving these individuals back under Medicaid, where their drug utilization would again be subjected to full Medicaid rebates.

The pharmaceutical industry awaits finalization of the CMS proposed interpretation of Medicaid rebate increases related to product line extensions under the ACA.  Depending on the guidelines, Shire’s Medicaid rebates could increase.  CMS’ issuance of new Average Manufacturer’s Price (“AMP”) rules could also increase Medicaid rebate costs.  CMS’ proposed expansion of the Medicaid rebate program to US Territories (including Puerto Rico, US Virgin Islands, Guam, Northern Mariana Islands and Samoa) could also impact both the Company’s contracting strategies to some of these Territories and increase Shire’s Medicaid rebate costs.  CMS’ publication of its own pricing compendium, (“NADAC”), as well as AMP-based Federal Upper Limits (FUL) could affect reimbursement to pharmacists for drugs, depending on the rate of each state’s adoption. The tax revenue aspects of the fiscal cliff in the Budget Control Act were partially resolved via the Taxpayers Relief Act of 2012; however, the spending cuts to government programs like Medicare, Medicaid and others have not been finalized, and could affect government payor utilization of Shire’s products.

In the EU, price controls and non-reimbursement for new, highly priced medicines have been experienced. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Germany, for example, has implemented the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law essentially maintains free pricing for new chemical entities, but assess the patient relative benefit of new drugs within three months of commercialization, in order to inform subsequent price negotiations. Prices of drugs bringing added value will qualify for price negotiation, while those with no added value will be subject to reference pricing (where price is determined by taking the lowest and/or average price of similar medicines in other countries). Criteria required to prove a drug’s benefit include "additional patient-related outcomes".  Third party reimbursement limits may reduce the demand for the Company’s products. The slow pace of the price applications process in some countries have delayed and, occasionally, prevented product launches. In some countries regional authorities are seeking to constrain drug prices and uptake. As such the Company’s estimated product launches may be delayed.  The novelty of ADHD and behavioral drugs in the EU and other markets will require strong education and promotion efforts in order to gain acceptance and an economically viable reimbursement profile.

Responsibility

Corporate responsibility (“Responsibility”) is embedded at Shire and is a clear expectation of all employees.  Individual performance reviews include an evaluation of how goals were achieved, not just that they were achieved. Responsibility is also reflected in how Shire operates as a “corporate citizen.” This commitment to responsibility is supported by Shire’s Board of Directors, championed by the Chief Executive and driven forward by Shire’s senior leaders.

During 2013 Shire focused on Access to Medicines and Disease Awareness. These areas have been identified by Shire, and its stakeholders, as being of primary importance from a Responsibility perspective.

At the end of 2013, Shire undertook quantitative and qualitative research with external stakeholders to obtain input and feedback for its Responsibility strategy for 2014 and beyond.

A number of senior managers at Shire sponsor focus areas such as the environment, health and safety, compliance and risk management, our people and the community. These sponsors are responsible for setting goals which support Shire’s overall strategy, and for ensuring progress is made against these goals. Responsibility objectives are reviewed quarterly, and Sponsors meet as a group at least once a year to monitor progress. Shire’s Responsibility Steering and Communications Group, chaired by the Company General Counsel, facilitate the working groups, sponsors and communications.

Shire communicates regularly to employees about Responsibility. The Company also communicates to external stakeholders with a bi-annual publication (Responsibility Matters) and has a section on its website dedicated to information and ongoing updates on Shire’s work, initiatives and achievements that illustrate Shire’s commitment to Responsibility.

Employees

The Company’s employees are vital to its success. At December 31, 2013 the Company had 5,338 employees (2012: 5,367 employees).

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

RISK FACTORS RELATED TO THE COMPANY’S BUSINESS

The Company’s products may not be a commercial success

The commercial success of the Company’s marketed products and other new products that the Company may launch in the future, will depend on their approval and acceptance by physicians, patients and other key decision-makers, as well as the receipt of marketing approvals in different countries, the time taken to obtain such approvals, the scope of marketing approvals as reflected in the product labels, approval of reimbursement at commercially sustainable prices in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

The Company’s revenues, financial condition or results of operations may be adversely affected if any or all of the following occur:

•	if the Company’s products, or competitive products, are genericized;

•	if the prices of the Company’s products suffer forced reductions or if prices of competitor products are reduced significantly;

•
if there are unanticipated adverse events experienced with the Company’s products or those of a competitor’s product not seen in clinical trials that impact  physicians’ willingness to prescribe the Company’s products;

•	if issues arise from clinical trials being conducted for post-marketing purposes or for registration in another country which raise questions or concerns about a product;

•	if the regulatory agencies in one country act in a way that raises concerns for regulatory agencies or for prescribers or patients in another country;

•	if patients, payors or physicians favor other treatments over the Company’s products;

•	if the Company’s products are subject to more stringent government regulation than competitor products;

•
if patent protection or other forms of exclusivity are lost or curtailed, or if competitors are able to challenge or circumvent the Company’s patents or other forms of exclusivity (See ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current litigation);

•	if launch of the Company’s products in new markets is not successful;

•	if the sizes of the patient populations for the Company’s products are less than expected; or

•	if there are lawsuits filed against Shire, including but not limited to, product liability claims, consumer law claims, and payor or reimbursement litigation.

If the Company is unable to commercialize its products successfully, there may be a material adverse effect on the Company’s revenues, financial condition or results of operations.

Revenues from ADDERALL XR are subject to generic erosion and revenues from INTUNIV will become subject to generic competition starting in December 2014

During 2012 the FDA clarified the regulatory pathway required for approval of generic versions of ADDERALL XR. Consequently in June 2012 and February 2013, Actavis and Teva, respectively, received approval to launch their own generic versions of ADDERALL XR. Shire currently sells authorized generic versions of ADDERALL XR to Teva and Impax and also continues to sell the branded version of ADDERALL XR.

In 2013, Shire settled a number of patent lawsuits in the United States against certain companies that had filed for approval of their generic versions of INTUNIV. Under the terms of the settlements, Actavis was granted a license to make and market Actavis' generic versions of INTUNIV in the United States on December 1, 2014.  All other parties with whom Shire has settled will be able to enter the market with their respective ANDA-approved products after Actavis’ 180 day exclusivity period has expired.

Revenues from ADDERALL XR declined following the launch of Actavis’ generic version of ADDERALL XR.  Revenues from INTUNIV are expected to decline as a result of the launch of Actavis’ generic versions of INTUNIV and to decline further following the expected launch of generic versions of INTUNIV by other companies after Actavis’ 180 day exclusivity period expires.

Factors which could cause further or more rapid revenue decline include:

•	generic or authorized generic versions of the Company’s products capture more of Shire’s branded market share than expected;

•
the FDA approves additional ANDAs for generic versions of the Company’s products which, if launched,  further reduce branded market share or impact the amount of authorized generic sales and related royalties;

•	the production of ADDERALL XR is disrupted by difficulties in obtaining a sufficient supply of amphetamine salts including, but not limited to, an inability to obtain sufficient quota from the DEA;

•	there are changes in reimbursement policies of third-party payors; or

•	there are changes to the level of sales deductions for ADDERALL XR and INTUNIV for private or public payors.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payors in a timely manner for the Company's products may impact future revenues, financial condition and results of operations.

The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for its products. Changes to governmental policy or practices could adversely affect the Company's revenues, financial condition and results of operations. In addition, the reimbursement of treatments by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations is under downward pressure and this, in turn, could adversely impact the prices at which the Company can sell its products. Factors affecting the Company’s ability to obtain and maintain adequate reimbursement for its products include:

•	higher levels of controls on the use of the Company’s products and/or requirements for additional price concessions by managed health care organizations or government authorities;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; and

•	price controls, unsuccessful government tenders, or non-reimbursement of new medicines or new indications.

The cost of treatment for some of the Company's products is high, particularly those which are used for the treatment of rare genetic diseases. The Company may encounter difficulty in obtaining or maintaining satisfactory pricing and reimbursement for such products. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for its products may adversely affect the Company’s revenues, financial condition or results of operations.

The Company conducts its own manufacturing operations for certain of its Rare Diseases products and is reliant on third party contract manufacturers to manufacture other products and to provide goods and services.  Some of the Company’s products or ingredients are only available from a single approved source for manufacture. Any disruption to the supply chain for any of the Company’s products may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis for some period of time.

The Company sources some products from third party contract manufacturers, and for certain products has its own manufacturing capability. Although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for each of ADDERALL XR, CINRYZE, FIRAZYR, FOSRENOL, INTUNIV, LIALDA, PENTASA, and RESOLOR, relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, INTUNIV, REPLAGAL, RESOLOR and VPRIV (in the US) and relies on limited third party sources to provide the donated human plasma necessary for the manufacture of CINRYZE.

The Company may experience supply failures or delays beyond its control if it does not, or if any of its third party manufacturers do not, supply the Company on time with the required volumes, or supply products that do not meet regulatory requirements. Any such supply failures could lead to significant delays, increase in operating costs, lost product sales, an interruption of research activities, or the delay of new product launches, all of which could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

The Company has also entered into many agreements with third parties for the provision of goods and services to enable it to manufacture its products. If these third parties are unable to manufacture products, or provide these goods and services, in each case in accordance with its respective contractual obligations, the Company’s ability to manage its manufacturing processes or to operate its business, including to continue the development or commercialization of its products as planned or on a commercial basis, may be adversely impacted.

The development, approval and manufacturing of the Company’s products is subject to extensive oversight by various regulatory agencies and regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches

Pharmaceutical and device manufacturing sites must be inspected and approved by regulatory agencies such as the FDA, and similar agencies in other countries. Active ingredients, excipients and packaging materials used in the manufacturing process must be obtained from sources approved by regulatory agencies.

The development, approval and manufacturing of the Company's products depend on the ability to procure ingredients and packaging materials from approved sources and for the manufacturing process to be conducted at approved sites. Changes of manufacturer or changes of source of ingredients or packaging materials must generally be approved by the regulatory agencies, which will involve testing and additional inspections to ensure compliance with the applicable regulatory agency’s regulations and standards. The need to qualify a new manufacturer or source of ingredients or packaging materials can take a significant amount of time.  Should it become necessary to change a manufacturer or supplier of ingredients or packaging materials, or to qualify an additional supplier, the Company may not be able do so quickly, or at all, which could delay or disrupt the manufacturing process.

US-based manufacturers must be registered with the DEA and similar regulatory authorities in other countries if they handle controlled substances. Certain of the Company’s products, including ADDERALL XR and VYVANSE, contain ingredients which are controlled substances subject to quotas managed by the DEA.  As a result, the Company’s procurement and production quotas may not be sufficient to meet commercial demand.

CINRYZE, ELAPRASE, REPLAGAL and VPRIV are manufactured using  highly complex biological processes. The complexity of the manufacturing results in a number of risks, including the risk of viral or other contamination.  Additionally, CINRYZE is derived from human plasma, and is therefore subject to the risk of biological contamination inherent in plasma-derived products. The sole manufacturer of CINRYZE has received observations on Form 483 and a warning letter from the FDA identifying issues with respect to the manufacturing process for CINRYZE which must be addressed to the satisfaction of the FDA.   Any regulatory interventions, in relation to these, or any other issues, if they occur, may delay or disrupt the manufacture of the Company’s products.

The Company has made significant investments in a new biologics manufacturing plant at its site in Lexington, Massachusetts.  The Company’s ability to manufacture certain of its Rare Diseases products or constituents in this new facility remains subject to the approval of the facility by the FDA and other international agencies.

The failure to obtain regulatory approvals promptly or at all and/or regulatory interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, an increase in operating costs, lost product sales, an interruption of research activities, the delay of new product launches or constraints on manufacturing output, all of which could have a material adverse effect on the Company’s revenues, financial condition and results of operations.

The actions of certain customers could affect the Company's ability to sell or market products profitably.  Fluctuations in buying or distribution patterns by such customers can adversely impact the Company’s revenues, financial conditions or results of operations

A considerable portion of the Company’s product sales are made to major pharmaceutical wholesale distributors, as well as to large pharmacies, in both the US and Europe. In 2013, for example, 52% of the Company's product sales were attributable to three customers in the US: McKesson Corp., Cardinal Health, Inc and AmerisourceBergen Corp. In the event of financial failure of any of these customers there could be a material adverse effect on the Company’s revenues, financial condition or results of operations. The Company’s revenues, financial condition or results of operations may also be affected by fluctuations in customer buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors. A significant portion of the Company's revenues for certain products for treatment of rare genetic diseases are concentrated within a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition or results of operations.

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in significant legal costs and the payment of substantial compensation or fines

The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products and medical devices in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products and medical devices is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the US Department of HHS, the FDA, the US Department of Justice, the SEC and the DEA. These authorities and agencies and their equivalents in countries outside the US have broad authority to investigate market participants for potential violations of laws relating to the sales, marketing and promotion of pharmaceutical products and medical devices, including the False Claims Act, the Anti-Kickback Statute and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products and medical devices, and the submission of false claims for reimbursement by the federal government. Healthcare companies may also be subject to enforcement actions or prosecution for such improper conduct.  Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in significant defense costs, fines, penalties and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. The Company is subject to certain ongoing investigations by governmental agencies. For further information, see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

Adverse outcomes in legal matters and other disputes, including Shire’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on the Company’s revenues, financial condition or results of operations

During the ordinary course of its business the Company may be involved in claims, disputes and litigation with third parties, employees, regulatory agencies, governmental authorities and other parties.  The range of matters of a legal nature that might arise is extremely broad but could include, without limitation, employment claims and disputes, intellectual property claims and disputes, contract claims and disputes, product liability claims and disputes, regulatory litigation and tax audits and disputes.

Any unfavorable outcome in such matters could adversely impact the Company’s ability to develop or commercialize its products, adversely affect the profitability of existing products, subject the Company to significant defence costs, fines, penalties, audit findings and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future.  Any such outcomes could have a material adverse effect on the Company’s revenue, financial condition or results of operations.  (For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

The Company faces intense competition for highly qualified personnel from other companies, academic institutions, government entities and other organizations. The Company is undergoing a corporate reorganization and the consequent uncertainty could adversely impact the Company’s ability to attract and/or retain the highly skilled personnel needed for the Company to meet its strategic objectives

The Company relies on recruiting and retaining highly skilled employees to meet its strategic objectives. The Company faces intense competition for highly qualified personnel and the supply of people with the requisite skills may be limited, generally or geographically. The range of skills required and the geographies in which they are required by the Company may also change over time as Shire’s business evolves.  The Company’s ongoing One Shire reorganization, which aims to simplify the Company’s organizational structure, involves changes to, and geographic relocation of, certain skilled roles. If the Company is unable to retain key personnel or attract new personnel with the requisite skills and experience, it could adversely affect the implementation of the Company’s strategic objectives and ultimately adversely impact the Company’s revenues, financial condition or results of operations.

Failure to achieve the Company’s strategic objectives with respect to the acquisition of ViroPharma may adversely affect the Company’s financial condition and results of operations.

On January 24, 2014, Shire completed the acquisition of ViroPharma for a total cash consideration of approximately $4.2 billion. Acquisitions of this size typically entail various risks, which, if they materialize, may adversely impact the Company’s revenues, financial condition or results of operations.

These risks include but are not limited to:

•	failure to achieve the targeted growth and expected benefits of the acquisition if sales of ViroPharma products, including CINRYZE, are lower than anticipated;

•
difficulties in integrating ViroPharma into Shire may lead to the combined company not being able to realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits in the timeframe anticipated, or at all;

•	undiscovered or unanticipated risks and liabilities, including legal and compliance related liabilities, may emerge after closing the acquisition or may be higher than anticipated; and

•	the Company may not be able to retain the existing customers of ViroPharma or attract new customers.

Any failure to achieve the Company’s strategic objectives with respect to the ViroPharma acquisition could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect the Company’s business, financial condition and results of operations.

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

In addition, concerns have been expressed for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect the Company’s revenues, financial condition or results of operations. (For further information see ITEM 7A: Quantitative and qualitative disclosures about market risk, concentration of credit risk set forth in this Annual Report on Form 10-K).

The introduction of new products by competitors may impact future revenues

The pharmaceutical, biotechnology and device industries are highly competitive and are characterized by substantial investment in continuous product development and technological change. The Company's products could, therefore, be rendered obsolete or uneconomic, through the development of new products, new methods of treatment, or technological advances in manufacturing or production by its competitors which may impact future revenues.

The successful development of products is highly uncertain and requires significant expenditures and time

Products that initially appear promising in research or development may be delayed or fail to reach later stages of development as:

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

The failure of a strategic partner to develop and commercialize products could result in delays in development, approval or loss of revenue

The Company enters into strategic partnerships with other companies in areas such as product development, manufacturing, sales and marketing. In these partnerships, the Company is sometimes dependent on its partner to deliver results. While these partnerships are governed by contracts, the Company may not exercise direct control. If a partner fails to perform or experiences financial difficulties, the Company may suffer a delay in the development, a delay in the approval or a reduction in sales, or royalties of a product.

The failure to secure new products or compounds for development either through in-licensing, acquisition or internal research and development efforts, or the failure to realize expected benefits from acquisitions of businesses or products, may have an adverse impact on the Company's future results

The Company's future results will depend, to a significant extent, upon its ability to develop, in-license or acquire new products or compounds, or to acquire other businesses. The expected benefits from acquired products, compounds or businesses may not be realized or may require significantly greater resources and expenditure than originally anticipated. The failure to realize expected benefits from acquisitions of businesses or products including those resulting from integration into the Group, or the failure to develop, in-license or acquire new products or compounds on a commercially viable basis, could have a material adverse effect on the Company's revenues, financial condition or results of operations.

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

In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. (See ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current patent litigation).

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2013:

Location	Use	Approximate Square Footage	Owned or Leased

Dublin, Ireland	Office accommodation	21,500	Leased

Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	806,115	Owned and Leased

Wayne, Pennsylvania, US	Office accommodation	420,000	Leased

Basingstoke, UK	Office accommodation	127,000	Owned

Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased

North Reading, Massachusetts, US	Warehousing facility	91,676	Leased

Nyon, Switzerland	Office accommodation	81,300	Leased

Cambridge, Massachusetts, US	Manufacturing facility/Warehouse	30,072	Leased

Sao Paulo, Brazil	Office accommodation and Laboratory	26,200	Leased

At December 31, 2013 all of the above sites were utilized by the Company. The Company owns or leases smaller locations in a number of countries around the world.

The acquisition of ViroPharma was completed on January 24, 2014. The table below list the principal premises of ViroPharma, as at December 31, 2013:

Location	Use	Approximate Square Footage	Owned or Leased

Exton, Pennsylvania	Office accommodation	78,264	Leased

ViroPharma also has other smaller locations in several other countries around the world.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

On January 24, 2014 Shire acquired ViroPharma. ViroPharma has been party to litigation in the ordinary course of its business. ViroPharma’s principal pending legal and other proceedings are disclosed below.

On May 17, 2012, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania naming as defendants ViroPharma Incorporated and Vincent J. Milano, who resigned as ViroPharma Incorporated’s President and Chief Executive Officer upon completion of the ViroPharma acquisition by Shire. The complaint alleges, among other things, securities laws violations by the defendants in connection with certain statements made by the defendants related to VANCOCIN. On October 19, 2012, the complaint was amended to include individuals who were then officers of ViroPharma Incorporated as named defendants and allege additional information as the basis for the claim. ViroPharma moved to dismiss the complaint and an oral argument was held on June 10, 2013, but no decision has been issued.

On April 6, 2012, ViroPharma received a notification that the United States Federal Trade Commission (“FTC”) is conducting an investigation into whether ViroPharma had engaged in unfair methods of competition with respect to VANCOCIN. On August 3, 2012, ViroPharma received a Civil Investigative Demand from the FTC requesting additional information related to this matter. Shire intends to continue to cooperate fully with the FTC investigation. At this time, Shire is unable to predict the outcome or duration of this investigation.

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

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2013
1st Quarter	21.53	19.10
2nd Quarter	22.13	18.62
3rd Quarter	25.93	20.88
4th Quarter	28.58	23.81

Year to December 31, 2012
1st Quarter	23.00	20.20
2nd Quarter	20.48	17.43
3rd Quarter	20.18	17.95
4th Quarter	19.56	17.27

The total number of record holders of ordinary shares of Shire on February 14, 2014 was 5,407. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 14, 2014 the proportion of ordinary shares represented by ADRs was 16.26% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2013
1st Quarter	101.63	89.83
2nd Quarter	99.85	86.59
3rd Quarter	123.53	94.97
4th Quarter	141.29	113.87

Year to December 31, 2012
1st Quarter	108.20	94.75
2nd Quarter	99.15	82.65
3rd Quarter	95.05	84.24
4th Quarter	94.19	82.45

The number of record holders of ADSs on February 14, 2014 was 1,522. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Share Buy-back Program

On October 25, 2012 the Company commenced a share buy-back program of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying ADRs. The purchases have been made through independent third parties who have made trading decisions independently of, and uninfluenced by, the Company. The independence of the third parties enabled the Company to purchase ordinary shares (including ordinary shares underlying ADRs) during close periods and other prohibited periods, should they arise. The amount, timing or prices of purchases, varied based on market conditions and other factors. The shares purchased to date are held as treasury shares.

During the year ended December 31, 2013, the Company made on-market repurchases totaling 6,191,965 ordinary shares at a cost of $193 million (excluding transaction costs). This represents 1.0% of the issued share capital of the Company as at the end of the quarter. At its Annual General Meeting (“AGM”) on April 24, 2012 the Company was authorized to make market purchases of up to 56,253,208 of its own ordinary shares. That authority expired at the AGM held on April 30, 2013 and was renewed. Under the new authority, which expires on the earlier of July 29, 2014 or the conclusion of the 2014 AGM, the Company was authorized to make market purchases of up to 55,741,587 of its own ordinary shares.

On November 11, 2013, contemporaneous with Shire’s announcement of its acquisition of ViroPharma, the Company’s share buyback program was terminated. Since the inception of the share buyback program the Company had purchased $300 million of ordinary shares and ordinary shares underlying ADRs.

The following table provides information about purchases by the Company in the year to December 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of ordinary shares Purchased	Average Price Paid Per ordinary share (£)	Total Number of ordinary shares underlying ADRs Purchased	Average Price Paid Per ordinary share underlying ADRs ($)	Approximate Dollar Value of ordinary shares that May Yet Be Purchased Under the Share Buy-back Program
January 2013	715,203	19.934	336,300	32.360	$360 million
February 2013	448,896	20.748	164,100	31.954	$340 million
March 2013	466,918	20.110	244,200	30.518	$318 million
April 2013	866,594	19.731	500,400	30.263	$277 million
May 2013	1,136,618	19.383	418,698	30.081	$231 million
June 2013	320,688	20.716	181,857	32.247	$215 million
July 2013	112,365	21.833	46,782	32.727	$209 million
August 2013	59,513	24.020	26,331	37.291	$206 million
September 2013	52,350	24.679	26,016	39.411	$203 million
October 2013	48,892	24.911	14,493	39.339	$200 million
November 2013	9,800	28.332	951	44.837	$Nil1

1. Share Buy-back Program was terminated effective November 11, 2013.

Conversion of Shire’s 2.75% Convertible Bonds

On May 9, 2007 Shire issued $1,100 million 2.75% convertible bonds due 2014 (the “Bonds”). On November 26, 2013, Shire issued an optional redemption notice under the Trust Deed dated May 9, 2007 (the “Trust Deed”) to holders of the Company’s Bonds. Consequently, as of December 31, 2013, Bonds in an aggregate principal amount of the $1,099,050,000 had been voluntarily converted into 33,806,464 fully paid ordinary shares at a conversion price of

US$32.51 per ordinary share in the capital of the Company, with par value of £0.05 each. The remaining outstanding Bonds in an aggregate principal amount of $950,000 were redeemed pursuant to the Optional Redemption Notice issued on November 26, 2013. See ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital resources section for further details.

Dividend policy

A first interim dividend for the six months to June 30, 2013 of 3.00 US cents (1.95 pence) per ordinary share, equivalent to 9.00 US cents per ADS, was paid in October 2013. The Board has resolved to pay a second interim dividend of 16.93 US cents (10.21 pence) per ordinary share equivalent to 50.79 US cents per ADS for the six months to December 31, 2013.

A first interim dividend for the six months to June 30, 2012 of 2.73 US cents (1.74 pence) per ordinary share, equivalent to 8.19 US cents per ADS, was paid in October 2012. A second interim dividend for the six months to December 31, 2012 of 14.60 US cents (9.39 pence) per ordinary share equivalent to 43.80 US cents per ADS was paid in April 2013.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per ordinary share.  Typically, the first interim payment each year will be higher than the previous year’s first interim USD dividend.  Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined. However there is no guarantee that dividends will be declared for any periods.

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

In the year ended December 31, 2013 Old Shire paid dividends totalling $91.1 million (2012: $81.5 million; 2011: $67.6 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

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

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2013 and 2012 and for the years to December 31, 2013, 2012 and 2011 were derived from the audited consolidated financial statements of the Company, included herein.

The selected consolidated financial data presented below as at December 31, 2011, 2010 and 2009 and for the years to December 31, 2010 and 2009 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2013			2012			2011			2010			2009
	$	’M		$	’M		$	’M		$	’M		$	’M
Statements of Operations:
Total revenues		4,934.3			4,527.4			4,158.1			3,471.1			3,007.7
Gain/(loss) on sale of product rights		15.9			18.1			(6.0)			16.5			6.3
Other operating expenses(1)		(3,216.7)			(3,500.3)			(3,016.3)			(2,693.5)			(2,392.2)
Operating income		1,733.5			1,045.2			1,135.8			794.1			620.2
Total other (expense)/income, net(2)		(39.9)			(37.4)			(18.7)			(24.8)			22.8
Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees		1,693.6			1,007.8			1,117.1			769.3			643.0
Income taxes		(277.9)			(203.1)			(236.9)			(182.7)			(138.5)
Equity in earnings/(losses) of equity method investees, net of taxes		3.9			1.0			2.5			1.4			(0.7)

Income from continuing operations, net of tax		1,419.6			805.7			882.7			588.0			503.8
Loss from discontinued operations, net of tax		(754.5)			(60.3)			(17.7)			-			(12.4)
Net income		665.1			745.4			865.0			588.0			491.4

Add: net loss attributable to the noncontrolling interest in subsidiaries		-			-			-			-			0.2
Net income attributable to Shire plc		665.1			745.4			865.0			588.0			491.6

Earnings per share – basic
Income from continuing operations		257.2	c		145.1	c		160.1	c		107.7	c		93.2	c
Loss from discontinued operations		(136.7c	)		(10.9c	)		(3.2c	)		-			(2.3c	)
Earnings per ordinary share - basic		120.5	c		134.2	c		156.9	c		107.7	c		90.9	c
Earnings per share – diluted
Income from continuing operations		245.3	c		141.0	c		153.9	c		105.3	c		91.9	c
Loss from discontinued operations		(127.8c	)		(10.1c	)		(3.0c	)		-			(2.2c	)
Earnings per ordinary share - diluted		117.5	c		130.9	c		150.9	c		105.3	c		89.7	c

(1)	The following significant items are included within Other operating expenses:

•
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $nil, $23.0 million, $nil, $45.0 million and $43.4 million in the years ended December 31, 2013, 2012, 2011, 2010 and 2009 respectively;

•	Costs of $62.9 million associated with the termination of the Women’s Health development agreement with Duramed Pharmaceuticals, Inc. (“Duramed”) in the year to December 31, 2009; and

•
Impairment loss of $7.1 million related to the goodwill allocated to the former RM reporting unit and impairment loss of $19.9 million in respect of RESOLOR in-process research and development (“IPR&D”) assets in the year to December 31, 2013; Impairment loss of $197.9 million in respect of RESOLOR intangible assets (finite lived intangible assets ($126.7 million) and IPR&D assets ($71.2 million)) in the year to December 31, 2012; Impairment loss of $16.0 million in respect of RESOLOR IPR&D assets in the year to December 31, 2011; and impairment loss of $42.7 million following the decision to divest DAYTRANA to Noven in the year to December 31, 2010.

(2)	The following items are included within Total other (expense)/ income, net:

•
Gains on sale of non-current investments of $15.9 million, $18.1 million, $23.5 million, $11.1 million and $55.2 million in the years ended December 31, 2013, 2012, 2011, 2010 and 2009 respectively; and

•
Other than temporary impairment charges for available-for-sale investments of $nil, $nil, $2.4 million, $1.5 million, and $0.8 million in the years ended December 31, 2013, 2012, 2011, 2010 and 2009 respectively.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules.

Weighted average number of shares (millions):
	2013		2012		2011		2010		2009
Basic	552.0		555.4		551.1		546.2		540.7
Diluted	590.3		593.5		595.4		590.3		548.0

Cash dividends declared and paid per ordinary share	17.600	c	15.320	c	13.330	c	11.500	c	9.908	c

December 31,
	2013	2012	2011	2010	2009
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	4,288.3	3,212.1	2,208.2	1,880.3	1,570.2
Total assets	8,323.0	7,317.2	6,380.2	5,387.6	4,617.5
Total current liabilities	1,807.9	1,645.6	2,534.3	1,293.3	1,020.0
Long term obligations	588.5	1,341.6	144.3	1,290.8	1,390.7
Total liabilities	2,957.0	3,508.0	3,195.2	2,936.2	2,705.0
Total equity	5,366.0	3,809.2	3,185.0	2,451.4	1,912.5

ITEM 7: Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in Part IV in this Annual Report on Form 10-K.

Overview

Shire is a leading specialty biopharmaceutical company that focuses on developing and marketing innovative specialty medicines that address significant unmet patient needs. The Company has grown through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to evaluate companies, products and pipeline opportunities that offer a good strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders: patients, physicians, policy makers, payors, investors and employees.

The Company’s vision is to transform the lives of people around the world whose health is impacted by rare and other specialized conditions, through providing innovative treatments. The Company will execute on its vision through its strategy and business model. For further details of Shire’s strategy and business model, refer to Part I ITEM 1: Business of this Annual Report on Form 10-K.

Through deep understanding of patients’ needs, the Company is able to:

•	serve patients with high unmet needs in select, commercially attractive specialty therapeutic areas;

•	drive optimum performance of its marketed products – to serve patients today;

•	build its pipeline of innovative specialist treatments through both R&D and Business Development activities – to enable the Company to serve patients in the future.

Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within one reportable segment. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	96% (2012: 94%) of total revenues are derived from product sales; and

•	3% of total revenues are derived from royalties (2012: 5%).

The markets in which the Company conducts its business are highly competitive and highly regulated.

There is increasing legislation both in the US and the rest of the world which is placing downward pressure on the net pricing of pharmaceutical products and medical devices. For example the US government passed healthcare reform legislation in 2010 which included an increase in Medicaid rebate rates and extended Medicaid rebates to those products provided through Medicaid managed care organizations. The legislation also imposed excise fees to be paid by both pharmaceutical manufacturers (from 2011) and medical device companies (from 2013). The CMS are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates to physicians for some manufacturers’ drugs, biologicals and medical devices. The impact of these recent changes to US healthcare legislation, and other healthcare reforms in the rest of the world, has not to date had a material impact on the Company’s results of operations.

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

Shire’s strategy has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Shire’s current portfolio of approved products focuses on the following markets: Rare Diseases, Neuroscience and Gastrointestinal (“GI”) diseases. Shire also has a number of marketed products for other therapeutic areas from which it generates product revenues or royalties from third parties. In 2013 Shire derived 41% of product sales from Neuroscience products, 33% from Rare Diseases products, 17% from GI products and 9% from products addressing other therapeutic areas. Shire’s early stage research is focused on rare diseases.

Shire has grown through acquisition which has brought therapeutic, geographic and pipeline growth and diversification. For example the recent acquisitions of FerroKin in 2012 and Lotus Tissue Repair, Premacure and SARcode in 2013 provide potential access to new markets such as ophthalmology, neonatology and hematology/oncology. The acquisition of ViroPharma, which closed in January 2014, expands Shire’s Rare Diseases portfolio including adding CINRYZE, a leading currently marketed product for the prophylactic treatment of HAE.

In 2013 Shire derived 30% of product sales from outside of the US. Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	filing in 2013 of an application in Japan for the approval of VPRIV for the treatment of Gaucher disease;

•	filing in 2013 of an application in Japan for the approval of XAGRID for the treatment of elevated platelet counts in at risk essential thrombocythemia patients; and

•	INTUNIV Phase 3 clinical program to support submission of an MAA in the EU.

R&D

Shire reorganized its R&D efforts in 2013, combining the R&D organizations of its former divisions into a single One Shire R&D organization focused around a prioritized portfolio of development and research programs. Shire has focused its R&D efforts on five therapeutic areas; Rare diseases, Neuroscience, GI, Hematology and Ophthalmology. Shire concentrates its resources on obtaining regulatory approval for later-stage pipeline products within these therapeutic areas and focuses its early stage research activities primarily in rare diseases.

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last five years. In this time several products have received regulatory approval including: in the US, INTUNIV in 2009, VPRIV in 2010, and FIRAZYR in 2011; in the EU, VPRIV in 2010 and ELVANSE/TYVENSE in 2012; in Canada, VYVANSE in 2010.

Prior to the One Shire R&D reorganization, the Company’s management reviewed R&D expenditure by operating segment. Following the One Shire R&D reorganization, Shire’s management reviews direct costs for R&D projects by development phase.

Shire’s R&D costs in 2013 included expenditure on programs in all stages of development. The following table provides an analysis of the Company’s direct R&D spend categorized by development stage, based upon the development stage of each program as at December 31, 2013:

Year to December 31,	2013
$'M
Early stage programs	102
Late stage programs	327
Currently marketed products	179
Total	608

In addition to the above, the Company recorded R&D employee costs of $282 million in 2013 and other indirect R&D costs (comprising depreciation and impairment charges) of $43 million.

For a discussion of the Company’s current development projects see ITEM 1: Business.

Patents and Market Exclusivity

The loss or expiration of patent protection or regulatory exclusivity with respect to any of the Company’s major products could have a material adverse effect on the Company’s revenues, financial condition and results of operations, as generic or biosimilar products may enter the market. Companies selling generic products often do not need to complete extensive clinical studies when they seek registration of a generic or biosimilar product and accordingly, they are generally able to sell generic version of the Company’s products at a much lower price.

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

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE, LIALDA and ADDERALL XR patents. For more detail of current patent litigation, see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Business Development

Shire seeks to focus its business development activity on the acquisition and in-licensing of products and compounds which offer a good strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders.

Recent mergers or acquisitions

On January 24, 2014 Shire completed the acquisition of ViroPharma which added a marketed product for the prophylactic treatment of HAE, CINRYZE, as well as a number of other marketed products and a pipeline of product candidates in the rare disease area.

In 2013, Shire acquired:

•	SARcode which added SHP 606 to the Shire portfolio (SHP 606 is currently in Phase 3 development for the treatment of Dry Eye disease).

•	Premacure which added SHP607 to the Shire portfolio (SHP 607 is currently in Phase 3 for the prevention of ROP).

•	Lotus Tissue Repair which added global rights to a protein replacement therapy in pre-clinical development, for the treatment of DEB.

In 2012, Shire acquired:

•	FerroKin Biosciences Inc. (“FerroKin”) which added SHP 602 to the Shire portfolio (SHP 602 is in Phase 2 for the treatment of iron overload following numerous blood transfusions).

•
Substantially all the assets and certain liabilities of Pervasis Therapeutics Inc. (“Pervasis”), which added VASCUGEL (now SHP 613) to the Shire portfolio (SHP 613 is in Phase 2 development for acute vascular repair).

Collaboration and licensing activity

Shire has also entered into a number of collaboration and license agreements in recent years, including:

•	A collaboration and license agreement with Sangamo to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s ZFP technology in 2012;

•	A worldwide exclusive license from IGAN Biosciences, Inc. (“IGAN”) to develop and commercialize protease-based therapeutics for the treatment of IgA nephropathy, a rare kidney disease in 2012; and

•	Shionogi co-development and co-commercialization agreement in 2012 for VYVANSE and INTUNIV in Japan.

Organization and Structure

On May 2, 2013 the Company announced that there would be a reorganization of the Company’s business to integrate its SP, HGT and RM business units and reportable segments into a simplified One Shire organization in order to drive future growth and innovation. Consequently the SP, HGT and RM segments no longer exist. Shire now comprises a single operating and reportable segment. For further details see ITEM 15: Exhibits and Financial Statements Schedules and Note 24 “Segment reporting” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

On November 7, 2013 the Company announced that, as part of the One Shire reorganization, the Company had undertaken a review of all of Shire’s pipeline programs to identify those projects that fit with Shire’s new strategic direction and have an acceptable likelihood of success. Shire’s pre-clinical investments will now be primarily focused on rare diseases, meaning that the majority of other pre-clinical projects will not continue. Several clinical programs have also been discontinued.

The impact of the prioritization and rationalization of the Company’s development portfolio means many of the R&D programs currently run from Basingstoke, UK will cease. Taken together with the overall streamlining of the R&D organization, this has resulted in a significant number of R&D roles in Basingstoke being eliminated and some positions being re-located. A small number of functional roles that support R&D in Basingstoke have also been affected.

In addition the Company announced plans to relocate its international commercial hub from Nyon, Switzerland to Zug, Switzerland. All Nyon-based employees have been impacted by the One Shire transition and the move to Zug. Shire is planning for the new Zug office to be ready for occupancy in summer 2014, and will phase out the Nyon office over a reasonable period of time to enable employees and their families to manage their re-locations.

On October 22, 2013 Shire announced that it had decided to discontinue the construction of its new manufacturing facility in San Diego. On January 16, 2014, the Company sold and transferred certain of the assets relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT to Organogenesis Inc. For further information, see ITEM 15: Exhibits and Financial Statement Schedules and Note 8, “Results of discontinued operations and assets held for sale” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

On January 23, 2013 Shire announced that it had decided to proceed with a collective dismissal and business closure at its site in Turnhout, Belgium. This decision followed the conclusion of an information and consultation process. Shire continues to sell RESOLOR in Europe and the supply of RESOLOR for patients in Europe who rely on the medicine will not be affected. The closure of the Turnhout site was completed during 2013.

For further details see ITEM 15: Exhibits and Financial Statements Schedules and Note 5 “Reorganization costs” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Results of operations for the years to December 31, 2013 and 2012

Financial highlights for the year to December 31, 2013 are as follows:

•	Product sales from continuing operations in 2013 were up 12% to $4,757 million (2012: $4,253 million).

The strong growth in product sales from continuing operations was driven by VYVANSE (up 19% to $1,228 million), LIALDA/MEZAVANT (up 32% to $529 million), VPRIV (up 12% to $343 million), INTUNIV (up 16% to $335 million) and FIRAZYR (up 102% to $235 million).

•
Total revenues from continuing operations were up 9% to $4,934 million (2012: $4,527 million) as the growth in product sales was partially offset, as expected, by lower royalties and other revenues (down 36%).

•
Operating income from continuing operations in 2013 was up 66% to $1,734 million (2012: $1,045 million), primarily due to the strong growth in product sales and an overall reduction in total operating expenses in 2013 compared to 2012 as the Company focuses on delivering efficient growth. Operating expenses in 2013 include a net credit of $159 million due to change in the fair value of contingent consideration liabilities, in particular relating to the acquisition of SARcode following the release of top-line Opus-2 data. Operating expenses in 2012 include impairment charges of $197.9 million related to RESOLOR intangible assets. R&D expenditure decreased by 2%. SG&A expenditure decreased by 15%.

•
Diluted earnings per ordinary share from continuing operations increased 74% to $2.45 (2012: $1.41) due to the higher operating income from continuing operations and a lower effective tax rate of 16% (2012: 20%).

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2013	2012	Change
	$'M	$'M	%
Product sales	4,757.5	4,252.9	+12%
Royalties	153.7	241.6	-36%
Other revenues	23.1	32.9	-30%

Total	4,934.3	4,527.4	+9%

Product sales

	Year to December 31,	Year to December 31,	Product sales	Non GAAP CER	US prescription		Exit market
	2013	2012	growth	growth4	growth1		share1
	$'M	$'M	%	%	%		%
Net product sales:

VYVANSE	1,227.8	1,029.8	+19	+19	+6		16
ELAPRASE	545.6	497.6	+10	+11	n/a	2	n/a	2
LIALDA/MEZAVANT	528.9	399.9	+32	+32	+18		28
REPLAGAL	467.9	497.5	-6	-4	n/a	3	n/a	3
ADDERALL XR	375.4	429.0	-12	-12	-9		5
VPRIV	342.7	306.6	+12	+12	n/a	2	n/a	2
INTUNIV	334.9	287.8	+16	+16	+8		5
PENTASA	280.6	265.8	+6	+6	-1		14
FIRAZYR	234.8	116.3	+102	+101	n/a	2	n/a	2
FOSRENOL	183.4	172.0	+7	+6	-18		4
XAGRID	99.4	97.2	+2	+1	n/a	2	n/a	2
Other product sales	136.1	153.4	-11	-11	n/a		n/a

Total product sales	4,757.5	4,252.9	+12

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average US market share in the month ended December 31, 2013.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2013.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2013 product sales and revenues restated using 2012 average foreign exchange rates to 2012 actual product sales and revenues. This Non GAAP financial measure is used by Shire’s management, and is considered to provide useful information to investors about the Company’s results of operations, because it facilitates an evaluation of the Company’s year on year performance on a comparable basis. Average exchange rates for the year to December 31, 2013 were $1.56:£1.00 and $1.33:€1.00 (2012: $1.59:£1.00 and $1.29:€1.00).

VYVANSE – ADHD

VYVANSE product sales grew strongly (+19%) in 2013 primarily as a result of price increases1 as well as higher prescription demand, primarily due to growth in the US ADHD market (+6%).

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ELAPRASE – Hunter syndrome

Reported ELAPRASE sales growth (+10%) was driven by an increase in the number of patients on therapy.

LIALDA/MEZAVANT – Ulcerative colitis

The growth in product sales for LIALDA/MEZAVANT (+32%) in 2013 was primarily driven by higher market share in the US, the effects of which were partially offset by higher sales deductions in 2013 as compared to 2012.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

REPLAGAL – Fabry disease

REPLAGAL sales were down 6% compared to 2012  (down  4% on a Non GAAP CER basis) as sales in 2013 were impacted by foreign exchange, pricing pressure (primarily in Europe) and slightly lower volumes due to the return of competition to the Fabry market.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased 12% in 2013 as a result of higher sales deductions, partially offset by the effect of higher stocking in 2013 compared to 2012.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation and the Impax settlement, can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

VPRIV – Gaucher disease

Reported VPRIV sales growth of 12% was driven by an increase in the number of patients on therapy.

INTUNIV – ADHD

INTUNIV product sales were up 16% compared to 2012, driven by growth in US prescription demand (up 9% compared to 2012), together with price increases1. These positive factors were partially offset by higher sales deductions in 2013 compared to 2012.

Further information about litigation proceedings regarding INTUNIV can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA – Ulcerative Colitis

PENTASA product sales were up 6% as the benefit of price increases1 was partially offset by higher sales deductions in 2013 as compared to 2012.

FIRAZYR – Hereditary Angioedema

FIRAZYR sales growth (+102% compared to 2012) was primarily driven by the US market, where we continue to see both good growth in new patients and increased levels of repeat usage by existing patients.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

	Year to	Year to
	December 31,	December 31,
	2013	2012	Change
	$'M	$'M	%
FOSRENOL	48.1	53.3	-10%
3TC and ZEFFIX	46.7	91.6	-49%
ADDERALL XR	27.6	70.3	-61%
Other	31.3	26.4	19%
Total	153.7	241.6	-36%

Royalties from ADDERALL XR in 2013 were significantly impacted by the lower royalty rate payable on sales of authorized generic ADDERALL XR by Impax, following the launch of a new generic version of ADDERALL XR late in the second quarter of 2012 as well as by Impax’s lower market share in 2013 versus 2012.

Royalties from 3TC and ZEFFIX in 2013 were lower, as 2012 included one-time royalty income of $38 million in respect of prior periods due to resolution of a disagreement with GlaxoSmithKline and ViiV Healthcare.

Cost of product sales from continuing operations

Cost of product sales increased to $670.8 million for the year to December 31, 2013 (14% of product sales), up from $585.8 million in the corresponding period in 2012 (2012: 14% of product sales). The costs of product sales as a percentage of product sales remained broadly constant in 2013 as compared to 2012.

For the year to December 31, 2013 cost of product sales included depreciation of $37.5 million (2012: $29.0 million).

R&D from continuing operations

R&D expenditure decreased to $933.4 million for the year to December 31, 2013 (20% of product sales), compared to $953.0 million in the corresponding period in 2012 (22% of product sales). In the year to December 31, 2012 R&D included up-front payments of $13.0 million to Sangamo and $10.0 million to acquire the US rights for prucalopride (marketed in certain countries in Europe as RESOLOR) and IPR&D impairment charges in respect of RESOLOR of $71.2 million (2013: $19.9 million). Excluding these costs R&D increased by $54.7 million or 6% in the year to December 31, 2013 due to the Company’s continuing investment in a number of targeted R&D programs, particularly new uses for LDX and other recently acquired assets including SHP606 (Lifitegrast), SHP607 (for the prevention of Retinopathy of Prematurity) and SHP608 (for the treatment of DEB).

R&D in the year to December 31, 2013 included depreciation of $23.3 million (2012: $22.5 million).

SG&A from continuing operations

SG&A expenditure decreased to $1,651.3 million (35% of product sales) for the year to December 31, 2013 from $1,948.0 million (46% of product sales) in the corresponding period in 2012. In the year to December 31, 2012 SG&A included impairment charges of $126.7 million related to RESOLOR intangible assets and higher legal and litigation costs, including a charge of $57.5 million in relation to the agreement in principle with the US Government to resolve a previously disclosed civil investigation. Excluding these costs SG&A decreased by $43.1 million or 3% due to the Company’s continuing focus on simplifying its business and delivering efficient growth.

For the year to December 31, 2013 SG&A included depreciation of $66.8 million (2012: $57.5 million) and amortization of $152.0 million (2012: $153.6 million).

Goodwill impairment charges from continuing operations

In the first quarter of 2013 Shire recorded a goodwill impairment charge of $198.9 million (2012: $nil) in relation to the former RM business unit. Following a review of future forecasts for the RM business unit, management determined in the first quarter of 2013 that future sales were expected to be lower than anticipated at the time of acquisition and consequently in accordance with US GAAP, it was determined that the goodwill attributable to the RM business unit was impaired. Following the divestment of DERMAGRAFT on January 16, 2014 the Company has reclassified $191.8 million of the impairment charge (being the portion of the RM reporting unit goodwill impairment charge that related to the DERMAGRAFT business) to discontinued operations.

Reorganization costs from continuing operations

For the year to December 31, 2013 Shire recorded reorganization costs of $88.2 million (2012: $nil) comprising costs relating to the One Shire reorganization ($64.6 million), which included involuntary termination benefits and other reorganization costs (of which approximately $42 million was paid in cash during 2013) as Shire transitions to a new operating structure, and the cost of closing Shire’s facility at Turnhout, Belgium ($23.6 million).

Integration and acquisition costs from continuing operations

For the year to December 31, 2013 Shire recorded a net credit of $134.1 million in integration and acquisition costs (2012: $13.5 million charge). This comprised a credit of $159.1 million (2012: $9.2 million charge) relating to the change in fair values of contingent consideration liabilities, in particular relating to the acquisition of SARcode, partially offset by $25.0 million of acquisition and integration costs, primarily for the acquisition of ViroPharma and integration of SARcode and Lotus Tissue Repair. In 2012 integration and acquisition costs was primarily related to the acquisition of FerroKin.

Interest expense from continuing operations

For the year to December 31, 2013 Shire incurred interest expense of $38.1 million (2012: $38.2 million). Interest expense principally related to the coupon and amortization of issue costs on the Bonds which were fully redeemed or converted in the year, and to a lesser extent costs incurred on facilities related to the purchase of ViroPharma.

Taxation from continuing operations

The effective tax rate was 16% (2012: 20%).

The effective tax rate is lower than 2012 primarily due to the impact of changes in the fair values of contingent consideration liabilities which have no tax impact and impairment charges in 2012 which had no tax benefit and were not repeated in 2013.

Discontinued operations

The loss from discontinued operations for the year to December 31, 2013 was $754.5 million net of tax (2012: $60.3 million), which included impairment charges in respect of the assets held for sale ($636.9 million), goodwill impairment charges ($191.8 million), net losses on the discontinued DERMAGRAFT business ($252.2 million including reorganization costs) and related taxes (credit) of $326.4 million.

Results of operations for the years to December 31, 2012 and 2011

Financial highlights for the year to December 31, 2012 are as follows:

•	Product sales from continuing operations in 2012 were up 11% to $4,253 million (2011: $3,845 million). On a CER basis, which is a Non GAAP measure, product sales were up 12%.

Product sales excluding ADDERALL XR grew strongly and were up 16% particularly driven by growth from VYVANSE (up 28% to $1,030 million), VPRIV (up 20% to $307 million), INTUNIV (up 29% to $288 million) and FIRAZYR (up 252% to $116 million).

ADDERALL XR product sales were down 19% to $429 million primarily due to lower prescription volumes following the approval of a new generic version of ADDERALL XR in the second quarter of 2012. Reported product sales were also impacted by the accounting for the settlement of the Impax Laboratories, Inc. (“Impax”) litigation (see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for further details).

•
Total revenues increased by 9% (up 11% on a Non GAAP CER basis) as the growth in product sales was partially offset by lower royalties and other revenues (down 12%), primarily ADDERALL XR royalties following the launch of a new generic competitor in the second quarter of 2012. The decline in ADDERALL XR royalties was partially offset by the recognition of one-time royalty income of $38 million following resolution of a disagreement with GSK and ViiV relating to royalty payments for 3TC and ZEFFIX.

•
Operating income from continuing operations in 2012 was down 8% to $1,045 million (2011: $1,135 million) primarily resulting from charges to impair intangible assets for RESOLOR in the EU ($198 million). The impairments were due to lower actual and projected performance for the product given the increasingly challenging European reimbursement environment. Operating income in 2012 was also impacted by a charge of $58 million in relation to the agreement in principle with the US Government to resolve a previously disclosed civil investigation. Further information about litigation proceedings can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K. Excluding these charges operating income in 2012 was up by 9%.

•	Diluted earnings per ordinary share decreased by 13% to $1.31 (2011: $1.51) primarily due to the lower operating income, partially offset by a lower effective tax rate of 20% (2011: 21%).

1.	Average exchange rates for the year to December 31, 2012 were $1.59:£1.00 and $1.29:€1.00 (2011: $1.60:£1.00 and $1.39:€1.00).

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2012	2011	Change
	$'M	$'M	%
Product sales	4,252.9	3,844.9	+11
Royalties	241.6	283.5	-15
Other revenues	32.9	29.7	+11
Total	4,527.4	4,158.1	+9

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales	Non GAAP CER	US prescription		Exit market
	2012	2011	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%

VYVANSE	1,029.8	805.0	+28	+28	+17		16
ELAPRASE	497.6	464.9	+7	+11	n/a	3	n/a	3
REPLAGAL	497.5	475.2	+5	+10	n/a	2	n/a	2
ADDERALL XR	429.0	532.8	-19	-19	-11		5
LIALDA / MEZAVANT	399.9	372.1	+7	+8	+5		22
VPRIV	306.6	256.2	+20	+23	n/a	2	n/a	2
INTUNIV	287.8	223.0	+29	+29	+34		5
PENTASA	265.8	251.4	+6	+6	-5		14
FOSRENOL	172.0	166.9	+3	+6	-19		4
FIRAZYR	116.3	33.0	+252	+258	n/a	2	n/a	2
XAGRID	97.2	90.6	+7	+14	n/a	2	n/a	2
EQUASYM	29.2	19.9	+47	+53	n/a	2	n/a	2
RESOLOR	11.8	6.1	+93	n/a	n/a	3	n/a	3
Other product sales	112.4	147.8	-24	-23	n/a		n/a
Total product sales	4,252.9	3,844.9	+11
(1)	Data provided by IMS. Exit market share represents the average US market share in the month ended December 31, 2012.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2012.

VYVANSE – ADHD

VYVANSE product sales grew strongly (28%) in 2012 as a result of higher prescription demand, due to growth in US ADHD market (+9%) and VYVANSE’s share of that market, and as a result of a price increase1 taken in 2012. These positive factors, together with lower sales deductions in 2012, more than offset the effect of higher retailer destocking in 2012 compared to 2011 and some shipment slippage at the end of the fourth quarter.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation and the Impax settlement, can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – Ulcerative Colitis

The growth in product sales for LIALDA/MEZAVANT (7%) in 2012 was primarily driven by higher market share in the US and a price increase1 taken since the fourth quarter of 2011, the effects of which were partially offset by product destocking in 2012 compared to a small amount of product stocking in 2011 and higher sales deductions in 2012. Growth in US net product sales was partially offset by the impact of lower priced imports into certain European markets.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

VPRIV – Gaucher disease

Reported VPRIV sales growth (20%) was driven by an increase in the number of patients on therapy. On a Non GAAP CER basis, VPRIV sales increased by 23% as reported sales were also held back by unfavorable foreign exchange (amounting to approximately $8 million).

INTUNIV – ADHD

INTUNIV product sales were up 29% compared to 2011, primarily driven by strong growth in US prescription demand (up 34% compared to 2011), together with price increases1 taken during 2012. These positive factors were partially offset by lower stocking in 2012 and higher sales deductions in 2012 compared to 2011.

Further information about litigation proceedings regarding INTUNIV can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA – Ulcerative Colitis

PENTASA product sales were up 6% as the benefit of price increases1 was partially offset by lower prescription demand, a small amount of destocking in 2012 and higher sales deductions as compared to 2011.

FOSRENOL – Hyperphosphatemia

Product sales of FOSRENOL in the US increased (3%) due to the effect of price increases1 in 2012 and lower sales deductions compared to 2011, which more than offset the decline in prescription demand. Product sales of FOSRENOL outside the US decreased marginally primarily because of the impact of unfavorable foreign exchange.

Further information about litigation proceedings regarding FOSRENOL can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Royalties

Year to December 31,	2012	2011	Change
	$'M	$'M	%
3TC and ZEFFIX	91.6	82.7	+11
ADDERALL XR	70.3	107.1	-34
FOSRENOL	53.3	46.5	+15
Others	26.4	47.2	-44
Total	241.6	283.5	-15

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

Cost of product sales from continuing operations

Cost of product sales increased to $585.8 million for the year to December 31, 2012 (14% of product sales), up from $551.7 million in the corresponding period in 2011 (14% of product sales). The costs of product sales as a percentage of product sales remained broadly constant in 2013 as compared to 2012.

For the year to December 31, 2012 cost of product sales included depreciation of $29.0 million (2011: $32.5 million).

R&D from continuing operations

R&D expenditure increased to $953.0 million for the year to December 31, 2012 (22% of product sales), compared to $764.5 million in the corresponding period in 2011 (20% of product sales). In the year to December 31, 2012 R&D included up-front payment of $13.0 million to Sangamo, $10.0 million to acquire the US rights for prucalopride (marketed in certain countries in Europe as RESOLOR) and IPR&D impairment charges in respect of RESOLOR of $71.2 million (2011: $16.0 million). Excluding these costs R&D increased by $110.3 million or 14% in the year to December 31, 2012 due to the Company’s continued investment in a number of targeted R&D programs, particularly new uses of LDX and recently acquired assets including SHP602 for iron overload (acquired with FerroKin).

R&D in the year to December 31, 2012 included depreciation of $22.5 million (2011: $25.2 million).

SG&A from continuing operations

SG&A expenditure increased to $1,948.0 million (46% of product sales) for the year to December 31, 2012 from $1,675.7 million (44% of product sales) in the corresponding period in 2011, primarily due to higher intangible asset amortization, the impact of impairment charges and higher legal and litigation costs, which included a charge of $57.5 million in relation to the agreement in principle with the US Government to resolve a previously disclosed civil investigation and settling the litigation related to the termination of a co-promotion agreement for VYVANSE.

Impairment charges of $126.7 million were related to RESOLOR intangible assets as the actual and projected performance for RESOLOR was adversely affected by the challenging European reimbursement environment. Shire evaluated alternative sales and marketing strategies for RESOLOR in response to these challenges but has judged that projected profitability levels will continue to be below the level forecast at the time of the acquisition of Movetis.

For the year to December 31, 2012 SG&A included depreciation of $57.5 million (2011: $61.8 million) and amortization of $153.6 million (2011: $145.0 million).

(Gain)/loss on sale of product rights from continuing operations

For the year to December 31, 2012 Shire recorded a gain on sale of product rights of $18.1 million (2011: loss of $6.0 million) following re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Integration and acquisition costs from continuing operations

For the year to December 31, 2012 Shire recorded integration and acquisition costs of $13.5 million (2011: $0.1 million), primarily associated with the acquisition of FerroKin.

Interest expense from continuing operations

For the year to December 31, 2012 Shire incurred interest expense of $38.2 million (2011: $39.1 million). Interest expense principally relates to the coupon and amortization of issue costs on Shire’s Bonds.

Taxation

The effective rate of tax in 2012 was 20% (2011: 21%). The effective tax rate in 2012 is lower than 2011 due to favorable changes in profit mix in 2012 and the benefit of the recognition of foreign tax credits.

Discontinued operations

The loss from discontinued operations for the year to December 31, 2012 was $60.3 million net of tax (2011: $17.7 million), representing losses from the discontinued DERMAGRAFT business, and related tax adjustments.

Financial condition at December 31, 2013 and 2012

Cash & cash equivalents

Cash and cash equivalents increased by $757.2 million to $2,239.4 million (December 31, 2012: $1,482.2 million). Cash generated by operating activities of $1,463.0 million was offset by the cost of acquiring SARcode, Premacure and Lotus Tissue Repair, the purchase of shares (both by the employee benefit trust (“EBT”) and under the share buy-back program), other capital expenditure and dividend payments.

Accounts receivable, net

Accounts receivable, net increased by $137.0 million to $961.2 million (December 31, 2012: $824.2 million), primarily due to the increase in revenue in the year to December 31, 2013. Days sales outstanding decreased to 46 days (December 31, 2012: 50 days).

Other intangible assets, net

Other intangible assets increased by $75.5 million to $2,312.6 million (December 31, 2012: $2,388.1 million), due to the IPR&D assets acquired with SARcode, Premacure and Lotus Tissue Repair, offset by the divestment of DERMAGRAFT intangible assets, intangible asset amortization, IPR&D impairment and foreign exchange movements.

Convertible Bonds

As of December 31, 2013, Bondholders had voluntarily converted $1,099,050,000 aggregate principal amount of the Bonds into 33,806,464 fully paid ordinary shares. The remaining outstanding Bonds in an aggregate principle amount of $950,000 were redeemed pursuant to the Optional Redemption Notice issued on November 26, 2013.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $39.8 million to $560.6 million (December 31, 2012: $520.8 million), primarily due to deferred tax liabilities arising on the IPR&D assets acquired with SARcode and Lotus Tissue Repair offset by a reduction in deferred tax liabilities arising from the impairment of DERMAGRAFT intangible assets.

Other non-current liabilities

Other non-current liabilities increased by $346.9 million to $588.5 million (December 31, 2012: $241.6 million) primarily due to the recognition of non-current contingent consideration payable related to the SARcode, Premacure and Lotus Tissue Repair business combinations.

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

Shire’s balance sheet includes $2,239.4 million of cash and cash equivalents at December 31, 2013. Shire has a revolving credit facility of $1,200 million which matures in 2015, of which $700 million was utilized on January 24, 2014 to partially fund the ViroPharma acquisition (See section “Term Loan”, “Facilities Agreement” for further details). In addition, in connection with its acquisition of ViroPharma, Shire entered into a $2.60 billion Facilities Agreement which was subsequently reduced to $1.40 billion, and comprises of two credit facilities: (i) a $0.55 billion term loan facility, of which $0.35 billion was utilized on January 24, 2014 and (ii) a $0.85 billion term loan facility, fully utilized on January 24, 2014 (See section “Term Loan Agreement” for further details). Further on January 24, 2014 ViroPharma commenced a tender offer to repurchase, at the option of each holder, any and all of ViroPharma’s outstanding 2.00% Convertible Senior Notes Due 2017 (the “Convertible Notes”) and notified the holders of their separate right to convert the Convertible Notes. The repurchase and payment for conversion of the Convertible Notes forms part of the cash consideration payable to ViroPharma.

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of Bonds. As of December 31, 2013 all of the Bonds had been converted or redeemed as described below.

On November 26, 2013, Shire issued an optional redemption notice under the Trust Deed to the holders of the Bonds. The aggregate outstanding principal amount of Bonds on November 25, 2013, the last practicable date prior to the date of the optional redemption notice, was $1,075,070,000. The last day on which bondholders were able to exercise their conversion rights was December 13, 2013. Those Bonds which were not voluntarily converted were redeemed by the Company on December 27, 2013 at par together with interest accrued to that date. As of December 31, 2013, Bonds in an aggregate principal amount of the $1,099,050,000 had been voluntarily converted into 33,806,464 fully paid ordinary shares at a conversion price of US$32.51 per ordinary share, in the capital of the Company, with par value of £0.05 each. The remaining outstanding Bonds in an aggregate principle amount of $950,000 were redeemed pursuant to the Optional Redemption Notice issued on November 26, 2013. Following the redemption of all the outstanding Bonds, the Company cancelled the listing of the Bonds on the Official List maintained by the UK Listing Authority and the admission to trading of the Bonds on the Professional Securities Market of the London Stock Exchange.

Revolving Credit Facilities Agreement

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners (the “RCF”). The RCF is for an aggregate amount of $1,200 million and cancelled the Company’s then existing committed revolving credit facility. The RCF, which includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015.

The interest rate on each loan drawn under the RCF for each interest period is the percentage rate per annum which is the aggregate of the applicable margin (ranging from 0.90 to 2.25 per cent per annum) and LIBOR for the applicable currency and interest period. Shire also pays a commitment fee on undrawn amounts at 35 per cent per annum of the applicable margin.

Under the RCF it is required that (i) Shire’s ratio of Net Debt to EBITDA (as defined within the RCF agreement) does not exceed 3.5 to 1 for either the 12 month period ending December 31 or June 30 unless Shire has exercised its option (which is subject to certain conditions) to increase it to 4.0 to 1 for two consecutive testing dates; (ii) the ratio of EBITDA to Net Interest (as defined in the RCF agreement) must not be less than 4.0 to 1, for either the 12 month period ending December 31 or June 30, and (iii) additional limitations on the creation of liens, disposal of assets, incurrence of indebtedness, making of loans, giving of guarantees and granting security over assets. These financial and operating covenants have not had, and are not expected to have, an effect on the Company’s financial position and liquidity.

On entering into the RCF in November 2010 the Company paid arrangement costs of $8.0 million, which have been recorded as deferred charges, with amortization of these costs to the Company’s income statement over the contractual term of the RCF.

The availability of loans under the new RCF is subject to customary conditions. The full terms are set out in Exhibit 10.28 to this Annual Report on Form 10-K.

Term Loan Agreement

On November 11, 2013, Shire entered into a $2.60 billion Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”).  The Facilities Agreement comprises two credit facilities: (i) a $1.75 billion term loan facility and (ii) a $0.85 billion term loan facility.

On December 13, 2013 and on February 21, 2014, the Company cancelled part of the $2.60 billion term loan facility. The revised Facilities Agreement of $1.40 billion now comprises two credit facilities: (i) a $0.55 billion term loan facility and (ii) a $0.85 billion term loan facility. All other terms and conditions remain unchanged.

The $0.55 billion term loan facility, which matures on November 10, 2014, may be used only to finance the purchase price payable in respect of Shire’s proposed acquisition of ViroPharma (including certain related costs) and for the redemption of Shire’s Bonds.  Shire has the option to extend the maturity of the $0.55 billion term loan facility once by a further 364 days.

The $0.85 billion term loan facility, which matures on November 11, 2015, may be used only to finance the purchase price payable in respect of Shire’s proposed acquisition of ViroPharma (including certain related costs).

Interest on any loans made under the facilities will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders.  The interest rate applicable to the $0.55 billion term loan facility is LIBOR plus 0.75% per annum and increases by 0.25% per annum on August 11, 2014 and on three-month intervals thereafter.

The interest rate applicable to the $0.85 billion term loan facility commenced at LIBOR plus 1.15% per annum until delivery of the compliance certificate for the year ending December 31, 2013 and thereafter is subject to change depending upon the prevailing ratio of Net Debt to EBITDA of the Group (each as defined in the Facilities Agreement), in respect of the most recently completed financial year or financial half year.

Shire shall also pay a commitment fee on the available but unutilized commitments under the $0.55 billion term loan facility and the $0.85 billion term loan facility for the availability period applicable to each facility. With effect from first utilization, the commitment fee rate will be 35% of the applicable margin. Before first utilization, the commitment fee rate will increase in stages from 0% to 35% of the applicable margin over a period of 3 months.

The Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that the ratio of Net Debt to EBITDA of the Group (each as defined in the Facilities Agreement) must not, at any time, exceed 3.5:1 for the Relevant Period (as defined in the Facilities Agreement), except that following certain acquisitions, including the ViroPharma acquisition, Shire may elect to increase the ratio to 4.0:1 in the relevant period in which the acquisition was completed and the immediately following relevant period.  In addition, for each 12-month period ending December 31 or June 30, the ratio of EBITDA of the Group to Net Interest (each as defined in the Facilities Agreement) must not be less than 4.0:1.

The Facilities Agreement restricts (subject to certain covenants) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans.  Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire. In addition, in certain circumstances, the net proceeds of certain shares, undertakings or business disposals by Shire must be applied towards the mandatory prepayment of the facilities, subject to certain exceptions.

Events of default under the facilities include: (i) non-payment of any amounts due under the facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire and its subsidiaries, (vii) if it becomes unlawful for Shire or any of its subsidiaries that are parties to the Facilities Agreement to perform their obligations or (viii) if Shire or any subsidiary of Shire which is a party to the Facilities Agreement repudiates the Facilities Agreement or any other finance document, among others. The Facilities Agreement is governed by English law.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents, the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations and milestone payments as they become due over the next twelve months.

Shire’s existing cash, the Facilities Agreement and the RCF are sufficient to finance the acquisition of ViroPharma.

If the Company decides to acquire other businesses in addition to ViroPharma, it expects to fund these acquisitions from cash resources, the RCF and possibly through new borrowings or the issuance of new equity if necessary.

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

During the year ended December 31, 2013 the Company made on-market repurchases totaling 6,191,965 Ordinary Shares at a cost of $193 million (excluding transaction costs). The program covers purchases of Ordinary Shares for cancellation or to be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s AGM on April 30, 2013 when the Company was authorized to make market purchases of up to 55,741,587 of its own Ordinary Shares.

On November 11, 2013, contemporaneous with Shire’s announcement of its acquisition of ViroPharma, the Company’s share buyback program was terminated. Since the inception of the share buyback program the Company had purchased $300 million of ordinary shares and ordinary shares underlying ADRs.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash (excluding restricted cash), as at December 31, 2013 and 2012:

	2013	2012
December 31,	$’M	$’M
Cash and cash equivalents1	2,239.4	1,482.2
Shire 2.75% Convertible bonds	-	(1,100.0)
Other debt	(8.9)	(9.3)
Total debt	(8.9)	(1,109.3)
Net cash	2,230.5	372.9

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

(2)
Net cash is a Non GAAP measure.  The Company believes that Net cash is a useful measure as it indicates the level of borrowings after taking account the cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2013 increased by $80.1 million or 6% to $1,463.0 million (2012: $1,382.9 million) as higher cash receipts from gross product sales were more than offset by payments made in relation to the One Shire reorganization (approximately $42 million), costs incurred on the closure of Shire’s facility at Turnhout in Belgium (approximately $24 million) and the payment to settle the litigation with Impax ($48 million) (see note 18 for details).

Net cash provided by operating activities for the year to December 31, 2012 increased by $309.3 million or 29% to $1,382.9 million (2011: $1,073.6 million) as higher cash receipts from gross product sales and improved cash collections for aged European receivables more than offset higher operating expenses and sales deduction payments in the year.

Net cash used in investing activities was $360.9 million in the year to December 31, 2013, principally relating to the cash paid (net of cash acquired) for the acquisitions of SARcode, Premacure and Lotus Tissue Repair and for purchases of PP&E.

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

Net cash used in financing activities was $344.6 million for the year to December 31, 2013, principally due to the purchase of shares under the share buy-back program, purchase of shares by the EBT and the dividend payment.

Net cash used in financing activities was $244.3 million for the year to December 31, 2012, principally due to the purchase of shares by the EBT, the purchase of shares under the share buy-back program and dividend payments, offset by the tax benefit associated with the exercise of stock options.

Outstanding Letters of credit

At December 31, 2013, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $51.0 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Cash Requirements

At December 31, 2013 the Company’s cash requirements for long term liabilities reflected on the Balance Sheet and other contractual obligations were as follows:

	Payments due by period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’M	$’M	$’M	$’M	$’M
Operating leases obligation (i)	215.9	44.9	57.5	30.1	83.4
Purchase obligations (ii)	609.8	500.1	96.2	11.9	1.6
Other long term liabilities reflected on the Balance Sheet (iii)	578.5	-	375.3	72.6	130.6
Total	1,404.2	545.0	529.0	114.6	215.6

(i)	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021.

(ii)
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment), including open purchase orders, that are enforceable and legally binding and that specify all significant terms. Shire expects to fund these commitments with cash flows from operating activities.

(iii)	Unrecognized tax benefits and associated interest and penalties of $115.7 million are included within payments due in one to three years.

The contractual obligations table above does not include certain milestones and other contractual commitments where payment is contingent upon the occurrence of events which are yet to occur (and therefore payment is not yet due). At

December 31, 2013 the most significant of the Company’s milestone and contractual commitments which are contingent on the occurrence of future events are as follows:

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

In the year to December 31, 2013 Shire paid success milestones and other support costs of $1.5 million (2012: $3.0 million; 2011: $2.5 million) and $4.5 million (2012: $8.1 million; 2011: $5.3 million) to Santaris respectively, which were expensed to R&D. Shire has remaining obligations to pay Santaris development and sales milestones up to a maximum of $71.0 million for current indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical lead candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(ii)           Collaboration and license agreement with Sangamo to develop therapeutics for hemophilia

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

In the year to December 31, 2013 Shire’s share of R&D costs under this collaboration agreement was $15.2 million (2012: $8.9 million; 2011: $nil) which were expensed to R&D. Shire may be required to pay research, regulatory, development and commercial milestone payments up to a maximum of $213.5 million and to pay royalties on net sales of the product.

(iii)           Acquisition of FerroKin

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

(iv)           Acquisition of certain assets & liabilities of Pervasis

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

(v)           Acquisition of Lotus Tissue Repair

On February 12, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Lotus Tissue Repair. The acquisition date fair value of consideration totaled $174.2 million, comprising cash consideration paid on closing of $49.4 million, and the fair value of contingent consideration payable of $124.8 million.  The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $275 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain pre-clinical and clinical development milestones. For further details refer to Part IV ITEM 15: Exhibits and Financial Statement Schedules, Note 3 of this Annual Report on Form 10-K.

(vi)           Acquisition of Premacure

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

(vii)           Acquisition of SARcode

On April 17, 2013 Shire completed the acquisition of 100% of the outstanding share capital of SARcode. The acquisition date fair value of the consideration totaled $368 million, comprising cash consideration paid on closing of $151 million and the fair value of contingent consideration payable of $217 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $225 million dependent upon achievement of certain clinical, regulatory and net sales milestones. For further details refer to Part IV ITEM 15: Exhibits and Financial Statement Schedules, Note 3 of this Annual Report on Form 10-K.

(vii)           Acquisition of ViroPharma

On November 11, 2013, Shire signed a definitive agreement to acquire all of the outstanding share capital of ViroPharma for $50 per share in cash or approximately $4.2 billion. The transaction was completed on January 24, 2014 at which time ViroPharma became a wholly-owned subsidiary. Shire’s consolidated financial statements will reflect the fair values of assets acquired and the liabilities assumed at, and the results of ViroPharma will be included in Shire’s consolidated statement of income from, January 24, 2014. Further on January 24, 2014 ViroPharma commenced a tender offer to repurchase, at the option of each holder, any and all of ViroPharma’s Convertible Notes and notified the holders of their separate right to convert the Convertible Notes. The repurchase and payment for conversion of the Convertible Notes forms part of the cash consideration payable to ViroPharma. For further details refer to Part IV ITEM 15: Exhibits and Financial Statement Schedules, Note 3 of this Annual Report on Form 10-K.

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

The accumulated foreign currency translation differences at December 31, 2013 of $25.3 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange losses for the year to December 31, 2013 of $8.7 million are reported in the consolidated statements of income.

At December 31, 2013, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. At December 31, 2013 the fair value of these contracts was a net asset of $1.2 million.

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short term cash investments, derivative contracts and trade accounts receivable (from product sales and from third parties from which the Company receives royalties). Cash is invested in short term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2013 there were three customers in the US that accounted for 52% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the year to December 31, 2013, including receipts of $116.8 million and $144.7 million in respect of Spanish and Italian receivables, respectively.

To date the Company has not incurred significant losses on accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. For further information, see PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from product divestments,contingent consideration payable in respect of business combinations and asset purchases and noncurrent assets or disposal groups classified as held for sale. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(i)	Valuation of intangible assets

In accordance with US GAAP the Company classifies intangible assets into three categories: (1) finite lived intangible assets, which are amortized over their estimated useful lives; (2) intangible assets with indefinite lives, which are not subject to amortization; and (3) goodwill.

At December 31, 2013 the carrying value of the Company’s finite lived intangible assets was $1,361.0 million (2012: $2,157 million; 2011: $2,373 million), the carrying value of the Company’s indefinite lived intangible assets was $952 million (2012: $231 million; 2011: $120 million), and the carrying value of the Company’s goodwill was $625 million (2012: $645 million; 2011: $593 million). The Company’s indefinite lived intangible assets relate solely to IPR&D assets acquired through business combinations.

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

Initial valuation of finite lived intangible assets

At December 31, 2013 the carrying value of the Company’s finite lived intangible assets was $1,361 million  primarily representing the following products: VYVANSE ($737 million), REPLAGAL ($220 million), FIRAZYR ($200 million) and RESOLOR ($121 million).

The fair values of all finite lived identifiable intangible assets, for commercialized products and developed product technologies, acquired through business combinations have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. The multi-period excess earnings method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships, product technologies and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted). Forecasting these future cash flows requires various assumptions to be made. These valuations are based on information at the time of the acquisition of the identifiable intangible assets, and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such valuations will occur as projected. For these reasons, among others, actual cash flows may differ from these forecasts and, dependent on the outcome of future events or circumstances, impairment losses (as outlined below) may result. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of finite lived intangible assets. However, as the valuation process for intangible assets involves a number of inter-related assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of intangible assets to changes in any individual assumption.

Initial valuation of indefinite lived intangible assets (IPR&D)

IPR&D represents the fair value assigned to incomplete technologies and development projects that the Company has acquired through business combinations which completed after January 1, 2009 which, at the time the business combination closed,  had not reached technological feasibility or which had no alternative future use. At December 31, 2013 the carrying value of the Company’s indefinite lived intangible assets (IPR&D) was $952 million, primarily representing the following pipeline programs or products: Lifitegrast (SHP606) for the treatment of Dry Eye disease ($412 million); rC7, for the treatment of Dystrophic Epidermolysis Bullosa ($177 million); SHP602, an iron chelating agent for the treatment of iron overload secondary to chronic transfusion ($166 million); and SHP607 (PREMIPLEX) for the treatment of Retinopathy of Prematurity ($151 million).

The fair value of IPR&D assets is determined using the income approach on a project-by-project basis using the multi-period excess earnings method. The fair value of the acquired IPR&D assets has been based on the present value of probability adjusted incremental cash flows which a market participant would expect the IPR&D projects to generate after the deduction of contributory asset charges for other assets employed in these projects. This method incorporates an evaluation of the probability of success of each development project, and the application of an appropriate market participant discount rate commensurate with the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The cash flows that will ultimately be generated by IPR&D projects are subject to major risks and uncertainties including whether the IPR&D projects will be completed in a timely manner, if at all, whether the necessary regulatory approvals will be obtained and how commercially successful the project will be subsequent to commercial launch. The Company is required to use estimates and assumptions in relation to these risks and uncertainties when valuing IPR&D projects. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of the related IPR&D. However, as the valuation process for IPR&D involves a number of inter-relating assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of IPR&D to changes in any individual assumption.

The initial valuation of indefinite lived IPR&D is based on information that existed at the time of the acquisition of the relevant development project, and utilizes expectations and assumptions that (i) have been deemed reasonable by the Company’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or estimates associated with the valuation of IPR&D will occur as projected. If IPR&D projects fail during development, are abandoned, or do not receive the relevant regulatory approvals, the Company may not realize the future cash flows that it has estimated nor recover the value of the R&D investment made subsequent to acquisition of the project. If such circumstances occur, the Company’s future operating results could be materially adversely impacted.

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

The occurrence of any such events or circumstances may result in the Company reducing the estimated future net cash flows to be generated by, and the fair value of, its finite lived intangible assets and therefore give rise to an impairment loss.

As a result of divestment of DERMAGRAFT to Organogenesis, the Company has reclassified the DERMAGRAFT intangible asset (and other assets subject to disposal) as Assets held for sale and recorded an impairment charge of $611.4 million, measured at fair value less cost to sell, in the year to December 31, 2013.  In the year to December 31, 2012 the Company recognized impairment losses of $126.7 million to write-down its RESOLOR finite lived intangible assets to their fair value.

Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its finite lived intangible assets.

Indefinite lived intangible assets (IPR&D) – estimation of impairment losses

The Company reviews its indefinite lived intangible assets (which currently only relate to IPR&D assets) for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived assets are reviewed for impairment by comparing the fair value of the indefinite lived asset (based on market participant assumptions) with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value of the relevant indefinite lived intangible asset.

Events or circumstances that could suggest that the Company’s IPR&D assets may not be recoverable, and which would lead to an evaluation of the relevant asset for impairment, include those factors considered for finite lived intangible assets (outlined above) as well as any adverse changes to the technological or commercial viability of the IPR&D projects, which could include abandonment of the IPR&D project or a decline in its estimated commercial potential. The occurrence of any such events or circumstances could result in the Company reducing the estimated future net cash flows to be generated by, and the fair value of, its indefinite lived intangible assets and therefore give rise to an impairment loss.

After the identification of any such events or circumstances, and the resultant impairment reviews, the Company recognized impairment losses of $19.9 million in the year to December 31, 2013 (2012: $71.2 million; 2011:$16.0 million) to write-down its RESOLOR IPR&D assets to their fair value (See ITEM 15 of PART IV: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES and Note 12, “Other intangible assets, net” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details). Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its indefinite lived intangible assets.

Goodwill – estimation of impairment losses

The Company reviews goodwill for impairment at least annually, or more frequently if events or circumstances indicate the carrying amount of goodwill may not be recoverable.

The Company reviews goodwill for impairment by firstly comparing the fair value of a reporting unit with its carrying value. If the fair value of a reporting unit exceeds its carrying value, then the goodwill is considered recoverable and no further testing is performed. If the carrying value of a reporting unit is greater than its fair value, then goodwill is considered impaired and a further test is performed to determine the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value, with an impairment loss recognized in an amount equal to that excess.

The Company determines the fair value of a reporting unit (and if required the fair value of its goodwill) through a present value technique, principally using the income approach. The determination of fair value of a reporting unit requires the use of significant judgment and assumptions, which include, amongst other things, the estimation of future forecast cash flows and an appropriate discount rate used to determine the fair value.

In the first quarter of 2013 the Company identified circumstances which indicated that the carrying value of goodwill in the RM reporting unit may not be recoverable, which triggered an impairment test in advance of the annual testing date. The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the RM reporting unit of which $191.8 million was subsequently presented within discontinued operations (See ITEM 15 of PART IV: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES and Note 11, “Goodwill” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details).

The Company performed its annual goodwill impairment review at October 1, 2013, which indicated that the Company’s goodwill was recoverable and was not deemed to be at risk of failing the first step in testing for impairment.

(ii)	Sales Deductions

Sales deductions consist primarily of statutory rebates to State Medicaid and other government agencies, Medicare Part D rebates, contractual rebates with Managed Care Organizations (“MCOs”), product returns, sales discounts (including trade discounts), distribution service fees, wholesaler chargebacks, and allowances for coupon and patient assistance programs. These deductions are recorded as reductions to revenue in the same period as the related sales. Estimates of future obligations are derived from historical experience adjusted to reflect known changes in the factors that impact such reserves. On the balance sheet the Company records wholesaler chargebacks and trade discounts as a reserve against accounts receivable, whereas all other sales deductions are recorded within current liabilities.

The Company has the following significant categories of sales deductions, all of which involve estimates and judgments which the Company considers to be critical accounting estimates, and require the Company to use information from external sources:

Medicaid and Managed Care Rebates

Statutory and any supplemental rebates to State Medicaid agencies and contractual rebates to MCOs under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than general inflation).

As it can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total rebates to be reimbursed, the Company estimates the reserves required for amounts payable under these programs relating to sold products.

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

Aggregate accruals for Medicaid and MCO rebates at December 31, 2013, 2012 and 2011 were $807.2 million, $640.5 million and $612.6 million, or 17%, 15% and 16%, respectively of net product sales. Historically, actual rebates have not varied significantly from the reserves provided.

Product Returns

The Company typically accepts customer product returns in the following circumstances: (a) expiration of shelf life; (b) product damaged while in Shire’s possession ; (c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Generally, returns for expired product are accepted up to one year after expiration date of the relevant product and the returned product is destroyed. Depending on the product and the Company’s return policy with respect to that product, the Company may either refund the sales price paid by the customer by issuance of a credit, or exchange the returned product with replacement inventory. The Company typically does not provide cash refunds.

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

The Company estimates returns reserves for products with generic competition based on historical sales, the estimated level of inventory in the distribution channel, product utilization and rebate data, which are modified through the use of management judgment to take into account many factors, including, but not limited to, current market dynamics, changes in contract terms, changes in sales trends and product pricing.

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

At December 31, 2013, 2012 and 2011, provisions for product returns were $98.8 million, $90.5 million, and $88.8 million or 2%, 2% and 2% respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

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

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment to measure uncertain tax positions using internal expertise, experience and judgment, together with assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, in the year to December 31, 2013 the Company recognized additional provisions for uncertain tax positions of $91.3 million in relation to ongoing compliance management for current and prior years.

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

At December 31, 2013 the Company recognized a liability of $355.2 million for total unrecognized tax benefits (2012: $278.7 million) and had accrued $112.2 million (2012: $119.6 million) for the payment of interest and penalties. The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are either offset against the income tax liability or establish an income tax receivable but do not reduce the provision for unrecognized tax benefits.

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (“NOLs”), tax credits (from Research and Development and Investment Tax Credits) principally in the Republic of Ireland, the US, Belgium, Germany and the UK. At December 31, 2013 the Company had gross deferred tax assets of $822 million (2012: $764 million; 2011: $667 million), against which the Company had recorded valuation allowances of $282 million (2012: $269 million; 2011: $212 million) and deferred tax liabilities of $644 million (2012: $740 million; 2011: $714 million).

The realization of these assets is not assured and is dependent on various factors. Management is required to exercise judgment in determining whether it is more likely than not that it would realize these deferred tax assets. In assessing the need for a valuation allowance, management weighs all available positive and negative evidence including cumulative losses in recent years, expectations of future taxable income, carry forward and carry back potential under relevant tax law, expiration period of tax attributes, taxable temporary differences, and prudent and feasible tax-planning strategies. A valuation allowance is established where there is an expectation that on the balance of probabilities management considers it is more likely than not that the relevant deferred tax assets will not be realized. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could significantly impact the Company’s financial condition and results of operations.

(iv)	Litigation and legal proceedings

The Company has a number of lawsuits pending. The Company’s principal pending legal and other proceedings are disclosed in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. These estimates are reviewed quarterly and changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense (or credit) in a future accounting period. At December 31, 2013 provisions for litigation losses, insurance claims and other disputes totaled $72.7 million (December 31, 2012: $130.5 million; 2011: $36.9 million).

The outcomes of these proceedings are not always predictable and can be affected by various factors. For those legal and other proceedings for which it is considered at least reasonably possible that a loss has been incurred, the Company discloses the possible loss or range of possible loss in excess of the recorded loss contingency provision, if any, where such excess is both material and estimable. The estimation of the likelihood, amount and range of any loss arising from these proceedings requires significant judgment. Any revisions in the Company’s estimates, or outcomes upon settlement that deviate from the Company’s best estimate may result in an additional expense (or credit) in a future accounting period, which could materially impact the Company’s financial condition or results of operations.

(v)	Contingent consideration receivable from product divestments

At December 31, 2013 the Company has contingent consideration assets of $36.1 million (2012: $38.3 million; 2011: $37.8 million), all of which relate to the divestment of DAYTRANA to Noven in October 2010.

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

The Company estimates the fair value of contingent consideration receivable using the income approach, based on a discounted cash flow method. This discounted cash flow approach uses significant unobservable Level 3 inputs (as defined in US GAAP) including: the probability weightings applied to different sales scenarios and related forecast future royalties receivable under scenarios developed by the Company; and the discount rate to be applied in calculating the present value of these forecast future cash flows. Significant judgment is employed by the Company in developing these estimates and assumptions. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be affected in the period of any such change of estimate.

(vi)	Contingent consideration payable

The fair value of the Company’s contingent consideration payable at December 31, 2013 was $405.9 million (December 31, 2012: $136.4 million).

Contingent consideration payable represents (i) future milestones the Company may be required to pay in conjunction with various business combinations and (ii) future royalties payable as a result of certain business combinations and licenses. The amounts ultimately payable by Shire are dependent upon (i) the successful achievement of the relevant milestones and (ii) future net sales of the relevant products over the life of the royalty term respectively.

The Company re-measures its contingent consideration payable to fair value at each balance sheet date. Gains or losses arising on changes to the fair value of contingent consideration payable are recorded within Integration and acquisition costs in the Company’s consolidated income statement.

The Company estimates the fair value of contingent consideration payable using the income approach, based on a discounted cash flow method. The discounted cash flow method uses significant unobservable Level 3 inputs (as defined under US GAAP), including: the probability of, and period in which, the relevant milestone event is expected to be achieved; the amount of royalties that will be payable based on forecast net sales of the relevant products; and the discount rates to be applied in calculating the present values of the relevant milestone or royalty. Significant judgment is employed by the Company in developing these estimates and assumptions. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be materially affected in the period of any such change of estimate.

(vii)	Assets held for sale

Assets held for sale comprise noncurrent assets or disposal groups (together with any liabilities), the carrying amounts of which will be realized principally through a sale transaction expected to conclude within the next twelve months, rather than through continued use.

At December 31, 2013 the Company has presented $31.6 million (2012: $nil; 2011: $nil) of net assets as assets held for sale in the consolidated balance sheet. The assets and liabilities within this disposal group all relate to the disposal of the DERMAGRAFT asset group, which was announced on January 16, 2014.

At the time of their classification as “held for sale,” such assets are collectively measured at the lower of their carrying amount and fair value less costs to sell, and depreciation or amortization ceases. An impairment charge of $637.0 million was recorded in the fourth quarter of 2013 reflecting the adjustment of the DERMAGRAFT disposal group’s carrying amount to its fair value less cost to sell.

Significant judgment is employed by the Company in assessing: at what point all the held for sale presentation conditions are met for the disposal group; whether it is necessary to allocate goodwill to the disposal group; and estimating both the fair value of the disposal group and the incremental costs to transact a sale of the disposal group. If actual events differ from management’s estimates, or to the extent that estimates of selling price or costs to sell are adjusted in the future, the Company’s financial condition and results of operations could be affected in the period of any such change of estimate.

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

For the year to December 31, 2013 the IAS Trust recorded income before tax of $91.1 million (2012: $81.5 million; 2011: $67.6 million). This income reflected dividends received on the Income Access Share.

At December 31, 2013 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share, (2013: $91.1 million, 2012: $81.5 million, 2011: $67.6 million), and distributions made on behalf of Shire to shareholders (2013: $91.1 million, 2012: $81.5 million, 2011: $67.6 million).

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

Interest rate risk

The Company is exposed to interest rate risk on its $1,200 million RCF, its $0.55 billion term loan facility, its $0.85 billion term loan facility (the “Facilities”), to the extent the Facilities are utilized, restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. The Company has evaluated the interest rate risk on its debt facilities and considers the floating rate as appropriate. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2013 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds. At December 31, 2013 the Facilities were not utilized.

No derivative instruments were entered into during the year to December 31, 2013 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2013 the Company had 29 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at December 31, 2013 the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.7 million, resulting in net derivative assets and derivative liabilities of $3.3 million and $2.1 million, respectively. Further details are included below.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarises the sensitivity of the Company’s reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound Sterling and Swiss Franc against the US Dollar, (assuming a hypothetical 10% strengthening of the US Dollar against each of the aforementioned currencies in the year to December 31, 2013):

	Increase/ (reduction) in revenues	Increase/ (reduction) in net income
	$M	$M
Euro	(78)	(36)
Pound Sterling	(19)	(7)
Swiss Franc	-	9

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

December 31, 2013	Principal
	Value of	Weighted
	Amount	Average	Fair
	Receivable	Exchange Rate	Value
	$’M		$’M
Swap foreign exchange contracts
Receive USD/Pay EUR	256.0	1.36	(2.2)
Receive GBP/Pay USD	158.0	1.62	2.8
Receive USD/Pay JPY	1.6	0.01	-
Receive SEK/Pay USD	24.3	0.15	0.6
Receive USD/Pay MXN	10.4	0.08	-

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short term cash investments, derivative contracts and trade accounts receivable (from product sales and from third parties from which the Company receives royalties). Cash is invested in short term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2013 there were three customers in the US that accounted for 52% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

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

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in total from government-owned or government-supported healthcare providers in the Relevant Countries are as follows:

	December 31, 2013 $’M	December 31, 2012 $’M

Total accounts receivable, net in the Relevant Countries	127	136
Total accounts receivable, net in the Relevant Countries as a percentage of total outstanding accounts receivable, net	13%	17%
Accounts receivable, net due from government-owned or government-supported healthcare providers for the Relevant Countries	116	129

Accounts receivable due from government-owned or government-supported healthcare providers in the Relevant Countries of $116 million (2012: $130 million) are split by country as follows: Greece $4 million (2012: $6 million); Italy $59 million (2012: $62 million); Portugal $14 million (2012: $13 million) and Spain $39 million (2012: $48 million).

The Company continues to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries and in the year to December 31, 2013 received $284.9 million in settlement of accounts receivable in the Relevant Countries - $9.5 million was from Greece; $145.0 million from Italy; $13.4 million from Portugal and $117.0 million from Spain.

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as at December 31, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as at December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework issued in 1992 (the “1992 Framework”). Based on its assessment, management believes that, as at December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2013 and 2012. The Company reviewed each system change as it was implemented together with any internal controls affected. Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and executive officers of the registrant

Directors of the Company

Name	Age	Position
Matthew Emmens1	62	Non-executive Chairman
Susan Kilsby2	55	Non-Executive Chairman Designate
Dr. Flemming Ornskov3	56	Chief Executive Officer (“CEO”)
Graham Hetherington4	55	Chief Financial Officer (“CFO”)
David Kappler	66	Deputy Chairman and Senior Independent Non-Executive Director
Dominic Blakemore5	44	Non-Executive Director
William Burns	66	Non-Executive Director
Dr. Steven Gillis	50	Non-Executive Director
Dr. David Ginsburg	61	Non-Executive Director
Anne Minto	60	Non-Executive Director
David Stout	59	Non-Executive Director

(1)  Mr. Emmens will be stepping down as Chairman on April 29, 2014.
(2)  Susan Kilsby was appointed Chairman Designate on January 23, 2014 and will become the Chairman with effect from April 29, 2014.
(3)  Dr. Flemming Ornskov was appointed CEO Designate on January 2, 2013 and became CEO with effect from April 30, 2013.
(4)  Mr. Hetherington will be stepping down as CFO on March 1, 2014.
(5)  Dominic Blakemore was appointed as a Non-Executive Director with effect from January 1, 2014.

Executive Officers of the Company

Name	Age	Position
Dr Flemming Ornskov	56	CEO
Graham Hetherington1	55	CFO
Tatjana May	48	General Counsel and Company Secretary
(1) Mr. Hetherington will be stepping down as CFO on March 1, 2014. James Bowling will be appointed as interim CFO from March 1, 2014.
(2) Phil Vickers, Head of R&D and Ginger Gregory, Chief Human Resources Officer will join the Executive Committee on March 1, 2014.

For the purposes of the NASDAQ corporate governance rules, the independent directors are Dominic Blakemore, William Burns, Dr. Steven Gillis, Dr. David Ginsburg, David Kappler, Susan Kilsby, Anne Minto and David Stout. There is no family relationship between or among any of the directors or executive officers.

Non-Executive Directors are appointed by the Board ordinarily for a term of two years, subject to reappointment by the Board. In addition, in accordance with the UK Corporate Governance Code issued by the UK Financial Reporting Council in September 2012 (the “UK Governance Code”),  the Company’s Directors, including Non-Executive Directors, are subject to annual re-election by shareholders.

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Matthew Emmens1	June 17, 2014
Susan Kilsby	August 31, 2015
David Kappler	April 4, 2014
Dominic Blakemore	December 31, 2015
William Burns	March 14, 2014
Dr. Steven Gillis	September 30, 2014
Dr. David Ginsburg	June 15, 2014
Anne Minto	June 15, 2014
David Stout	October 30, 2015
(1)  Mr. Emmens will be stepping down as Chairman on April 29, 2014.

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Matthew Emmens
Chairman
Mr Emmens was appointed Chairman on June 18, 2008, and has been a member of the Board since 2003. He is also a member of the Nomination Committee. Mr Emmens served as Shire’s Chief Executive Officer from 2003 to 2008. With 40 years of pharmaceutical experience he contributes a wealth of strategic and operational knowledge to the Company. Mr Emmens is due to step down as Chairman on April 29, 2014.

Mr Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974, where he held a wide range of sales, marketing and administrative positions. In 1992 he helped to establish Astra Merck Inc., a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999 he joined Merck KGaA and established EMD Pharmaceuticals, the company’s US prescription pharmaceuticals business. He later served as President of Merck KGaA’s global prescription pharmaceuticals business in Germany.  Mr Emmens previously held the positions of Chairman, CEO and President at Vertex Pharmaceuticals Inc., and served on the Board of Incyte Corporation. He holds a degree in Business Management.

Susan Kilsby
Chairman Designate
Ms Kilsby was appointed to the Board on September 1, 2011, and is to be appointed Chairman on April 29, 2014. Ms Kilsby is Chairman of the Audit, Compliance & Risk Committee, from which she will step down on April 29, 2014, and is a member of the Nomination Committee. Ms Kilsby brings to her role her extensive M&A and finance experience. She has had a distinguished global career in investment banking having held senior positions with The First Boston Corporation, Bankers Trust, Barclays de Zoete Wedd and most recently Credit Suisse where she was Chairman of the EMEA Mergers & Acquisitions team until 2009.  Ms Kilsby has served as a part-time senior advisor to Credit Suisse since 2009 and will step down from this role on April 29, 2014.  She is also a former Director of Hong Kong listed global skin care company, L’Occitane International S.A., and currently holds Non-Executive Directorships at Green Mountain Coffee Roasters, Inc., BBA Aviation plc and Coca-Cola HBC AG. Ms Kilsby holds a BA in Economics and a MBA.

Dr Flemming Ornskov
Chief Executive Officer
Dr Ornskov was appointed to the Board on January 2, 2013, serving as Chief Executive Officer Designate prior to his appointment as Chief Executive Officer on April 30, 2013. Dr Ornskov brings to his role his operational and medical knowledge and his extensive international, strategic and operational experience in the pharmaceutical sector. From 2010 to 2012 he was Chief Marketing Officer and Global Head, Strategic Marketing for General and Speciality Medicine at Bayer. From 2008 to 2010 Dr Ornskov served as Global President, Pharmaceuticals and OTC at Bausch & Lomb, Inc. He also served as Chairman, and later as President and Chief Executive Officer, of Life-Cycle Pharma A/S from 2006 to 2008, and as President and Chief Executive officer of Ikaria, Inc. from 2005 to 2006. Earlier in his pharmaceutical career Dr Ornskov had roles of increasing responsibility at Merck & Co., Inc. and Novartis AG, following a distinguished period spent in hospitals and academic medicine. He formerly held the position of Non-Executive Chairman of Evotec AG and was Non-Executive Director of PCI Biotech Holding ASA. Dr Ornskov received his MD from the University of Copenhagen, MBA from INSEAD and Master of Public Health from Harvard University.

Graham Hetherington
Chief Financial Officer
Mr Hetherington was appointed to the Board on July 1, 2008, and is a member of the Executive Committee. Mr Hetherington brings to his position a broad range of international finance management and planning, audit, risk management and M&A experience. He was Chief Financial Officer of Bacardi in 2007 and Chief Financial Officer of Allied Domecq plc from 1999 to 2005. Mr Hetherington is a Fellow of the Chartered Institute of Management Accountants. Mr Hetherington will be stepping down from the Board on March 1, 2014.

David Kappler
Deputy Chairman and Senior Independent Non-Executive Director
Mr Kappler was appointed to the Board on April 5, 2004, and was later appointed as Senior Independent Non-Executive Director in July 2007 and as Deputy Chairman in June 2008. He is also Chairman of the Nomination Committee and a member of the Audit, Compliance & Risk Committee. Mr Kappler brings to the Board his extensive knowledge and experience in financial reporting, risk management and internal financial controls. He retired from Cadbury Schweppes plc in 2004 after serving as Chief Financial Officer since 1995. Mr Kappler worked for the Cadbury Schweppes Group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of the Trebor Group, where he was Financial Director. He was Chairman of Premier Foods plc until 2010 and held directorships at Camelot Group plc and

HMV Group plc. Mr Kappler holds the position of Non-Executive Director at InterContinental Hotels Group plc and is a Fellow of the Chartered Institute of Management Accountants.

Dominic Blakemore
Non-Executive Director
Mr Blakemore was appointed to the Board on January 1, 2014 and is a member of the Audit, Compliance & Risk Committee, to which he is to be appointed Chairman on April 29, 2014. Mr Blakemore brings to the Board strategic and financial experience having held the positions of Chief Financial Officer at Iglo Foods Group and European Finance & Strategy Director, Corporate Finance Director, and Group Financial Controller at Cadbury plc. Earlier in his career he worked at PricewaterhouseCoopers where he advised pharmaceutical sector clients. Mr Blakemore holds the position of Group Finance Director at Compass Group PLC.

William Burns
Non-Executive Director
Mr Burns was appointed to the Board on March 15, 2010 and is a member of the Nomination Committee, Remuneration Committee and Science & Technology Committee. Mr Burns brings to the Board extensive international sales, marketing, integration and operational experience in the pharmaceutical sector. He worked for many years for Roche, holding the position of CEO of their pharmaceuticals division from 2005 to 2009 and serving as a member of the Roche Group Corporate Executive Committee. Mr Burns holds Directorships at Roche Holdings Ltd, Genentech, Inc., Chugai Pharmaceutical Co., Ltd and Vesterfaard Frandesen, is Chairman of Masters Pharmaceuticals and Vice Chairman of Biotie Therapies Corp. In addition, he holds positions at Wellcome Trust, the University of Strathclyde and the University of Cologne/Bonn Center for Integrated Oncology. He holds a BA (Hons).

Dr Steven Gillis
Non-Executive Director
Dr Gillis was appointed to the Board on October 1, 2012 and is a member of the Remuneration Committee and the Science & Technology Committee. Dr Gillis brings to the Board his extensive technical and scientific knowledge and commercial experience. He is currently a Managing Director at ARCH Venture Partners, a provider of venture capital for technology firms, where he is focused on the evaluation of new life science technologies and the development and growth of ARCH’s biotechnology portfolio companies.  Prior to this, Dr Gillis was a founder and director of Corixa Corporation, acquired by GlaxoSmithKline in 2005. Prior to starting Corixa, he was a founder and director of Immunex Corporation. Dr Gillis is a Director of Bluebird Bio, Inc.

An immunologist by training, Dr Gillis has authored more than 300 peer-reviewed publications in the areas of molecular and tumor immunology. He is credited as being a pioneer in the field of cytokines and cytokine receptors, directing the development of multiple marketed products including Leukine, (GM-CSF), Prokine (IL-2) and Enbrel (soluble TNF receptor-Fc fusion protein) as well as the regulatory approval of Bexxar (radiolabeled anti-CD20) and the novel vaccine adjuvant, MPL. Dr Gillis received his BA from Williams College and his Ph.D. from Dartmouth College.

Dr David Ginsburg
Non-Executive Director
Dr Ginsburg was appointed to the Board on June 16, 2010 and is a Chairman of the Science & Technology Committee. Dr Ginsburg brings to the Board his clinical medical background in Internal Medicine, Hematology-Oncology, and Medical Genetics, as well as his extensive basic biomedical laboratory research expertise. He obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School. Dr Ginsburg is the recipient of numerous honours and awards, including election to membership in the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences. He currently holds the positions of James V. Neel Distinguished University Professor of Internal Medicine, Human Genetics and Pediatrics at the University of Michigan and Howard Hughes Medical Institute Investigator.

Anne Minto OBE
Non-Executive Director
Ms Minto was appointed to the Board on June 16, 2010. She is Chairman of the Remuneration Committee and a member of the Nomination Committee. Ms Minto brings to the Board her extensive legal, commercial and remuneration experience. She held the position of Group Director, Human Resources at Centrica plc from 2002 to 2011 and was a member of the Centrica Executive Committee.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. She is also a former Director of Northumbrian Water plc and SITA UK. Ms Minto holds a Law degree and a postgraduate diploma in Human Resources, and is also a qualified lawyer. She is also a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland. Ms Minto holds Non-Executive Directorships at Tate & Lyle PLC and ExlService

Holdings, Inc., is a trustee for the University of Aberdeen Development Trust and is Patron for the University of Aberdeen Alumni Fund.

David Stout
Non-Executive Director

Mr Stout was appointed to the Board on October 31, 2009, and is a member of the Audit, Compliance & Risk Committee and the Remuneration Committee. He brings to the Board extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector. Mr Stout was President, Pharmaceutical Operations at GlaxoSmithKline, where he was responsible for the company’s global pharmaceutical operations from 2003 to 2008.  Prior to that he was President of GlaxoSmithKline’s US Pharmaceuticals Business and before that SmithKline Beecham’s North American Pharmaceuticals Business. Before joining SmithKline Beecham, Mr Stout worked for many years at Schering-Plough. He is also a former Director of Allos Therapeutics, Inc.. Mr Stout holds directorships at Jabil Circuit, Inc. and Airgas, Inc.. He holds a BA in Biology.

Angus Russell
Former Chief Executive Officer
Mr Russell was appointed to the Board in 1999, serving as Chief Financial Officer until 2008. From June 18, 2008 until April 30, 2013 Mr Russell served as Chief Executive Officer. He brought to his position his operational knowledge of Shire and his extensive finance, risk management, strategic and operational experience in the pharmaceutical sector. Mr Russell held positions at InterMune, Inc. and City of London Investment Trust plc, and positions of increasing responsibility at ICI, Zeneca and AstraZeneca PLC, including Vice President, Corporate Finance at AstraZeneca and Group Treasurer at Zeneca. Mr Russell is a Chartered Accountant and is a Fellow of the Association of Corporate Treasurers.

Executive officers

Tatjana May has been with Shire since May 2001. She is General Counsel and Company Secretary and a member of Shire’s Executive Committee. Ms May was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc. Prior to that she worked at the law firm Slaughter and May.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2013 were Ms Kilsby, Mr. Kappler and Mr. Stout.

The Board has determined that Mr. Kappler is the serving financial expert on the Audit, Compliance & Risk Committee and that he is independent as defined under applicable SEC rules. A description of Mr. Kappler’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller. The Code of Ethics is posted on Shire’s website at www.shire.com.

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

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2013, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $20.6 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $0.8 million. During 2013, members of the group were granted awards over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 27 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report on Form 10-K.

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

Directors’ Renumeration Report

This report has been prepared in compliance with Schedule 8 of the Large and Medium Sized Companies and Groups (Accounts and Reports) Regulations 2008 (as amended during the course of 2013) (the “Schuedule 8 Regulations”), as well as the companies Act 2006 and other related regulations.

The Directors’ Remuneration Policy (Part 2 of this report) will be subject to a binding shareholder vote at the 2014 AGM to obtain approval for a period of no more than 12 months effective from January 1, 2015. A strategic remuneration review is scheduled for 2014 and it is anticipated that a new remuneration policy will be presented to shareholders at the 2015 AGM. The remaider of this report will be put to an advisory shareholder vote at the 2014 AGM.

Part 1 - Annual Statement

Dear Shareholder

As Chairman of the Remuneration Committee, I am pleased to present our Remuneration Report for the financial year ended December 31, 2013 which has been prepared in compliance with the new UK reporting requirements.

The Committee believes that the purpose of its remuneration policy is to support the Company’s strategy to grow the business and deliver value to stakeholders by focusing on significant unmet patient need in specialist areas and providing more innovative treatments to more patients. The remuneration policy therefore has a strong focus on strategic alignment and both corporate and individual performance-based remuneration, in particular remuneration delivered in shares and vesting over the longer term. It also recognizes that we compete internationally, and in particular in the US labour market, for limited talent in the biotechnology and pharmaceutical sectors.

We have sought to ensure that the Remuneration Report sets out clearly our remuneration policy and how it was implemented in 2013. Ahead of the detail, I would like to take this opportunity to outline the Committee’s key decisions over the past year and summarize the performance and other context for these decisions.

Context to the Committee’s decisions

Following the appointment of a new CEO in 2013, we have undertaken significant changes at Shire: we refined our strategy; enhanced and reprioritized our portfolio to focus even more on rare diseases and late stage assets; created a simpler, more streamlined and effective organization, One Shire; implemented a new governance model to ensure enterprise wide decision making and resource allocation; and reset our cost base. Shareholders have responded well to these wide ranging changes and share price performance has been strong with an Ordinary Share price increase of 51% and an American Depositary Shares (ADS) price increase of 53% in 2013.

As well as implementing this major transformation which has made us even stronger, more flexible and focused, we have continued to deliver on short term performance as demonstrated by a strong set of financial results. Highlights of Shire’s financial performance during 2013 include:

•	Product sales from continuing operations in 2013 were up 12% to $4,757 million and including DERMAGRAFT product sales were up 10% to $4,847 million;
•	Non GAAP operating income from continuing operations increased by 23% to $1,860 million in 2013; and
•	Non GAAP Adjusted ROIC grew by 180 basis points in 2013 over 2012 to 15.6%.

In addition, our non-financial accomplishments include the successful completion of four acquisitions, notably our most recent acquisition, ViroPharma, which is the highest value deal in Shire’s history; further geographical expansion, particularly into Asia; and other achievements which further expanded our In-Line product portfolio and development Pipeline.

Key Committee decisions

The Committee is satisfied that there is strong alignment between Company performance and the remuneration of the Executive Directors. The key decisions made by the Committee include:

•
A salary increase of approximately 8% for the CEO reflecting both his performance in role and bringing his salary in line with the median for comparable roles, as set out in last year’s Remuneration Report and in line with our remuneration policy. This is consistent with the pattern of increases across the organization where strong performers are given above average increases to achieve appropriate market positioning.

•
Incentive awards for the CEO subject to stretching performance conditions above target levels reflecting Shire’s strong corporate performance in 2013 as well as his individual contribution to the Company’s continued success.

•
The maximum vesting of the 2011 Portfolio Share Plan (PSP) award to the CFO reflecting our excellent financial performance over the performance period (on the basis of a Compound Annual Growth Rate (CAGR) of 18.2% in Non GAAP EBITDA and a 220 basis point increase in Non GAAP Adjusted ROIC over the last three years).

•
In addition, the Committee carefully considered the remuneration decisions in relation to the CFO’s departure, including no salary increase or long term incentive award to be made in 2014 in the light of his scheduled leave date. In line with the Committee’s policy of transparency with shareholders, further detail is set out later in this report.

Given the strategic and organizational changes through 2013 as well as the strong level of support from shareholders for our remuneration policy and decisions in recent years, the Committee decided not to make any significant changes to our overall remuneration approach.

However, a large amount of time was spent considering the new UK reporting requirements and associated guidance as well meeting with our major shareholders and key shareholder advisory bodies to ensure the Remuneration Report was compliant, clear and met our shareholders’ expectations as far as possible. In the light of these shareholder discussions, the Committee made two important decisions. Firstly, pending a wider remuneration review in 2014, to seek shareholder approval for a long term incentive grant policy limited to existing target ranges rather than the higher plan rule grant maxima. And secondly, to further enhance the transparency of its annual incentive award disclosure compared to previous years.

Looking forward

2013 was an important year in Shire’s continued development as we laid foundations to grow the value of Shire for the benefit of our patients, shareholders and other stakeholders. With the revised strategy and organizational structure coming into place, a review of our remuneration policy and arrangements will take place in 2014 to ensure they remain appropriate. This review will take into account a variety of considerations including strategic alignment, linkages to performance, market practice and shareholder views. We will, of course, engage with shareholders at the appropriate time to discuss the findings.

Finally, I would like to thank my fellow Committee members for their extensive contributions as well as both the internal and external teams that have supported the Committee over the past year.

On behalf of the Board

Anne Minto
Chairman of the Remuneration Committee
February 24, 2014

Part 2 - Directors’ Remuneration Policy

a) Executive Director remuneration policy

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Overall remuneration
To recruit and retain high-calibre executives and encourage them to enhance the Company’s performance, responsibly, in line with the Company’s strategy and shareholder interests.
The overall remuneration package for the Executive Directors is designed to provide an appropriate balance between fixed and variable, performance-related components, with a significant element of long term variable pay given the long term nature of the business.

Overall remuneration is positioned in line with a Mid-Atlantic peer group which comprises a blend of US and UK companies, taking into account scale and international complexity. UK market data is based on other companies within the FTSE 100 index excluding financial services, utilities and mining companies. The greater number of comparable US companies allows further refinement of US market data to only include companies in the pharmaceutical, biotechnology and related sectors.

The Committee is satisfied that the composition and structure of the remuneration package is appropriate and does not incentivize undue risk taking.

In terms of total remuneration, the Company’s policy is to target at around median of the relevant market and to allow for higher pay levels to recognize superior performance.
Fixed elements - Base salary
To recognise the market value of the role, an individual’s skills, experience and performance, as well as their contribution to leadership and Company strategy.
Base salary is paid in cash and is pensionable.

Individual and corporate performance are factors considered during the annual base salary review process. Any increases typically take effect on January 1 each year.

Any significant salary increases, such as in cases where Executive Directors are relatively new in role, changes in responsibilities or significant variance to the market, will be appropriately explained.

Base salary is targeted at around median of the Mid-Atlantic peer group. The exact positioning depends on a variety of factors such as individual experience and performance, total remuneration increases across the Company and shareholder views.

Where appropriate, annual increases are made in line with the average of employees’ salary increases, unless the Committee determines otherwise based on the factors listed above.

The annual base salaries for the Executive Directors are set out in Part 3(a) of this report.

Fixed elements - Retirement and other benefits
To ensure that benefits are competitive in the markets in which the Company operates.
Dr. Ornskov participates in the 401(k) Plan and the Supplemental Executive Retirement Plan (SERP) in the US. The SERP is an unfunded defined contribution scheme; the benefits are payable as lump sums on leaving the Company’s employment or in the event of death or disability.

Mr. Hetherington’s retirement benefits are provided through a combination, at his election, of cash allowance and participation in a UK HMRC registered defined contribution plan, which the Company operates for UK employees.

The Company provides a range of other benefits which may include a car allowance, long term disability and life cover, private medical insurance and financial and tax advisory support. These benefits are not pensionable. Other benefits may be offered if considered appropriate by the Committee.

The Company may also meet certain mobility costs, such as relocation support, expatriate allowances, temporary living and transportation expenses, in line with the prevailing mobility policy and practice for senior executives.

Executive Directors are eligible to participate in any all-employee share plans operated by the Company, such as the Sharesave scheme in the UK and the Employee Stock Purchase Plan (ESPP) in the US and other countries.

Dr. Ornskov receives a total fixed contribution of 30% of annual salary and Mr. Hetherington receives a total fixed contribution of 25% of annual salary by way of retirement benefit provision.

The cost to the Company of providing other benefits may vary depending on, for example, market practice and the cost of insuring certain benefits.

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Short term incentives - Executive Annual Incentive Plan (EAIP)
To reward individuals with an award based on achievement of pre defined, Committee approved corporate objectives (the corporate scorecard) and the individual’s contributions toward achieving those objectives.

Key performance measures are set by the Committee both in the context of annual performance as well as to ensure progress towards our strategy - to grow our business and deliver value to our stakeholders by focusing on significant unmet patient need in specialist areas and providing more innovative treatments to more patients.

In determining EAIP awards for the Executive Directors, the Committee considers performance against each of the key performance measures within the corporate scorecard, taking into account the impact on the Company’s performance of strategic actions, as well as the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year, together with performance against personal objectives. In addition, the Committee may amend the performance measures or targets in exceptional circumstances where it considers that they are no longer appropriate.

The cash element (75% of any award) is paid in the first quarter of the year following the performance year, and the deferred shares element (25% of any award) is deferred and released after a period of three years, subject to the participant’s employment not being terminated for cause. The release of deferred shares includes dividend shares representing accumulated dividends.

Clawback arrangements are in place for awards to cover  situations where results are materially misstated or in the event of serious misconduct.

90% and 80% of base salary is payable for target performance for the CEO and CFO respectively and up to 180% and 160% for maximum performance, although actual payouts can range from 0% (threshold performance) upwards.

Each year the Committee determines the measures and weightings for the corporate scorecard within the following parameters:
•  At least 75% of the corporate scorecard will be based on financial performance.
•  Other corporate scorecard measures will comprise other strategic priorities such as:
- Strengthening the commercial portfolio;
- Expanding the development pipeline; and
- Enhancing organizational effectiveness.

The precise allocation between financial and non-financial measures (as well as the weightings within these measures), will depend on the strategic focus of the Company in any given year.

Long term incentives - Portfolio Share Plan
To incentivise individuals to achieve sustained growth through superior long term performance and create alignment with shareholders.

The performance measures for the PSP awards are Non GAAP EBITDA1 and Non GAAP Adjusted ROIC2. These measures were selected by the Committee as it believes that they represent meaningful and relevant measurements of our performance and are an important measure of our ability to meet our strategic objective to grow our business and deliver value to our stakeholders.

The Committee reviews annually whether the performance matrix structure and metrics remain appropriate and challenging taking into account the Company’s strategic objectives and shareholder interests.

PSP grants for the Executive Directors comprise two types of award:

• SAR awards. A Stock Appreciation Right (SAR) is the right to receive ordinary shares or ADSs linked to the increase in value of ordinary shares or ADSs from grant to exercise.
• PSA awards. A Performance Share Award (PSA) is the right to receive a specified number of ordinary shares or ADSs.

SAR and PSA awards granted to Executive Directors vest three years from the date of grant, subject to the satisfaction of performance conditions and are governed by the PSP rules. SAR awards can be exercised up to the seventh anniversary of the date of grant. These two types of award are made to ensure a balance between the emphasis on share price growth that the SAR awards provide and the retentive properties of the PSA awards.

Vesting of awards requires the achievement of Non GAAP EBITDA and Non GAAP Adjusted ROIC targets within a performance matrix. The Committee reserves the right to make adjustments to the matrix to reflect significant one off items which occur during the vesting period (Significant Adjustment Events (SAEs)). Potential SAEs are reviewed by the Committee against pre existing guidelines3. The Committee will make full and clear disclosure of any such adjustments in the Directors’ Remuneration Report (DRR), together with the Non GAAP Adjusted ROIC performance, at the end of the performance period.

In addition, awards only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

Performance targets are set by the Committee to ensure alignment with the Company’s current long range plans and strategy, the Company’s weighted average cost of capital and recent broker forecasts.

Clawback arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

The Committee has established the following target levels of award in face value terms:

For the CEO:
• 400% of base salary for SAR awards; and
• 300% of base salary for PSA awards.

For the CFO:
• 300% of base salary for SAR awards; and
• 220% of base salary for PSA awards.

The Committee’s policy is that each year, awards will be made to Executive Directors of between 80% and 120% of these target levels, depending on performance and consideration of appropriate benchmarks. In doing so, the Committee gives consideration to the expected value of the award, which enables comparison to other Shire employees (whose long term incentives are determined in expected value terms) as well as to the external market.

Threshold vesting under the performance matrix is equal to 25% of any award made, with maximum vesting being equal to 100% of any award made.

1 Non GAAP EBITDA growth is defined as the CAGR of Non GAAP EBITDA, as derived from the Group’s Non GAAP financial results included in its full year earnings releases, over the three year vesting period.
2 Non GAAP Adjusted ROIC reflects the definition used by the Company in its corporate scorecard. This definition aims to measure true underlying economic performance of the Company, by making a number of adjustments to ROIC as derived from the Company’s Non GAAP financial results including:
•	Adding back to Non GAAP operating income all R&D expenses and operating lease costs incurred in the period;
•	Capitalizing on the Group’s balance sheet historical, cumulative R&D, in process R&D and intangible asset impairment charges and operating lease costs which previously have been expensed;
•	Deducting from Non GAAP operating income an amortization charge for the above capitalized costs based on the estimated commercial lives of the relevant products;
•	Excluding the income statement and balance sheet impact of non operating assets (such as surplus cash and non-strategic investments); and
•	Taxing the resulting adjusted operating income at the underlying Non GAAP tax rate.

3 The Significant Adjustment Events pre-existing guidelines consist of the following:
•
The event results from a strategic action that has a short term impact on Non GAAP Adjusted ROIC or Non GAAP EBITDA growth, but is in the long term interest of shareholders or the event was external and results in a significant change to the Company’s operating environment;

•	The event is a one off (as opposed to recurring) in nature;
•	The event is “significant” which is defined by reference to its impact on Non GAAP EBITDA relative to a materiality threshold; and
•	The event was not taken into account when the performance matrix was set.

Legacy matters in relation to Executive Director remuneration
The Committee will honour remuneration and related commitments to current and former directors (including the exercise of any discretions available to the Committee in relation to such commitments) where the terms were agreed prior to the approval and implementation of the remuneration policy detailed in this report.

b) Chairman and Non-Executive Director remuneration policy

Purpose and link to strategy	Operation	Opportunity
Overall remuneration
To attract and retain high calibre individuals by offering market competitive fee levels.
The Chairman is paid a single fee for all of his/her responsibilities. The Non-Executive Directors are paid a basic fee. The members and chairmen of the main Board committees and the Senior Independent Director are paid a committee fee to reflect their extra responsibilities.

The Non-Executive Directors receive 25% of their total fees in the form of shares. Given his significant shareholding in Shire, the current Chairman receives his fee in the form of cash only.

The Company reimburses reasonably incurred expenses and Non-Executive Directors are also paid an additional fee in respect of each transatlantic trip made for Board meetings.

The fees paid to the Chairman and the Non-Executive Directors are not performance related. The Non-Executive Directors do not participate in any of the Group share plans, pension plans or other employee benefit schemes (with the exception of the current Chairman only who is provided with private family medical coverage to which both he and the Company contribute).

Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee. They are benchmarked against a blend of US and UK companies, similar to those used for benchmarking the Executive Directors’ remuneration (the Mid-Atlantic peer group). In addition, the fees for the Chairman also take into account the anticipated time commitment for the role and experience of the incumbent.

Benchmarking of Non-Executive Directors’ fees takes place on an annual basis.

 c) Recruitment remuneration policy

The following table sets out the various components which would be considered for inclusion in the remuneration package for the appointment of an Executive Director and the approach to be adopted by the Committee in respect of each component. The Committee will review this policy as part of the planned 2014 remuneration review, in particular it will reflect further on whether some additional flexibility would be prudent to facilitate the recruitment of a new Executive Director. Any changes envisaged as a result of the 2014 review will be discussed with shareholders and will be included in the recruitment remuneration policy that will be put to shareholders for a binding vote at the 2015 AGM.

Area	Policy and operation
Overall
• The Committee’s approach when considering the overall remuneration arrangements in the recruitment of a member of the Board from an external party is to take account of the Executive Director’s remuneration package in their prior role, the market positioning of the remuneration package, and to not pay more than necessary to facilitate the recruitment of the individual in question.

Fixed elements (Base salary, retirement and other benefits)
• The salary level will be consistent with the Company’s Mid-Atlantic peer group.
• The Executive Director shall be eligible to participate in Shire’s employee benefit plans, including coverage under all executive and employee pension and benefit programs in accordance with the terms and conditions of such plans, as may be amended by the Company in its sole discretion from time to time.
•  The Company may meet certain mobility costs, including relocation support, expatriate allowances, temporary living and transportation expenses in line with the prevailing mobility policy and practice for senior executives.

Short term incentives
• The appointed Executive Director will be eligible to earn a discretionary annual incentive award in accordance with the rules and terms of Shire’s Executive Annual Incentive Plan or successor bonus plan.
• The level of opportunity will be consistent with that stated in Part 2(a) of this report.

Long term incentives
• The Executive Director will be eligible for performance-based equity awards in accordance with the rules and terms of Shire’s Portfolio Share Plan or successor long term incentive plan.
• The quantum will be consistent with that stated in Part 2(a) of this report; the Committee reserves the right to exceed target ranges in exceptional circumstances (within the limits set out in the plan rules).

Area	Policy and operation

Replacement awards
• The Committee will consider what replacement awards (if any) are reasonably necessary to facilitate the recruitment of a new hire Executive Director in all circumstances. This includes an assessment of the awards and any other compensation or benefits item that would be forfeited on leaving their current employer.
• The Committee will seek to structure any replacement awards such that overall they are not significantly more generous in terms of quantum or vesting period than the awards due to be forfeited.
• In determining quantum and structure of these commitments, the Committee will seek to provide broadly equivalent value and replicate, as far as practicable, the timing and performance requirements of remuneration foregone.
• The Committee will seek to ensure that a meaningful proportion of the replacement awards which are not attributable to long-term incentives foregone will be delivered in Shire deferred shares, released at a later date and subject to continued employment.
• If the Executive Director’s prior employer pays any portion of the remuneration that was deemed foregone, the replacement payments shall be reduced by an equivalent amount.
• Replacement share awards, if used, will be granted using the Company’s existing long term incentive plan to the extent possible, although awards may also be granted outside of this plan if necessary and as permitted under the Listing Rules.
• In the case of an internal hire, any outstanding awards made in relation to the previous role will be allowed to pay out according to their original terms. If promotion is part way through the year, an additional top-up award may be made to bring the Executive Director’s opportunity to a level that is appropriate in the circumstances.

d) Service contracts and termination arrangements

Executive Directors

The Committee’s policy on service contracts and termination arrangements for Executive Directors is set out below. As an overriding principle, it is the Committee's policy that there should be no element of reward for failure. The Committee’s approach when considering payments in the event of termination is to take account of the individual circumstances including the reason for termination, performance, contractual obligations of both parties as well as share plan and pension scheme rules.

Notice period
•  The Committee’s policy is that Executive Directors’ service contracts should provide for a notice period of 12 months from the Company and the Executive Director.
•  The Committee believes this policy provides an appropriate balance between the need to retain the services of key individuals for the benefit of the business and the need to limit the potential liabilities of the Company in the event of termination.
The contracts for Flemming Ornskov and Graham Hetherington do not have a fixed term but provide for a notice period of 12 months in line with this policy. Their contracts are dated October 24, 2012 and July 2, 2008 respectively.

Contractual payments
•  Executive Directors’ contracts allow for termination with contractual notice from the Company or termination by way of payment in lieu of notice, at the Company’s discretion. Neither notice nor a payment in lieu of notice will be given in the event of gross misconduct.
•  Payments in lieu of notice could potentially include up to 12 months’ base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits. There is no contractual entitlement to annual incentive payments in respect of the notice period - any award is at the Committee’s absolute discretion, performance-related and capped at the contractual target level.
•  Payment in lieu of notice would be made where circumstances dictate that the Executive Directors’ services are not required for the full 12 months of their notice period. Contracts also allow for phased payments on termination, which allow for further reduction in payments if the individual finds alternative employment outside of the Company during the notice period.

Retirement benefits	• Normal treatment to apply as governed by the rules of the relevant pension plan; no enhancement for leavers will be made.
Short term incentives
•  Where an Executive Director’s employment is terminated after the end of a performance year but before the payment is made, the executive will remain eligible for an annual incentive award for that performance year subject to an assessment based on performance achieved over the period. No award will be made in the event of gross misconduct.
•  Where an Executive Director’s employment is terminated during a performance year, a prorata annual incentive award for the period worked in that performance year may be payable subject to an assessment based on performance achieved over the period.
•  The Committee’s policy is not to award an annual incentive for any portion of the notice period not served.
•  The relevant plan rules provide that any outstanding deferred shares will vest in accordance with the regular vesting period, except for where an Executive Director’s employment is terminated for cause.

Long term incentives
•  The treatment of unvested long term incentive awards is governed by the rules of the relevant incentive plan, as approved by shareholders.
•  Where an individual’s employment terminates, the current PSP rules provide for unvested long term incentive awards to lapse except as set out below.
•  Under the current PSP rules, where an individual is determined to be a “good” leaver, unvested long term incentive awards vest upon termination subject to performance against applicable performance conditions and, unless the Committee determines otherwise, prorating for time. Any Committee determination will take into account a number of considerations, in particular performance and other circumstances relating to their termination of employment.
•  Good leaver reasons include retirement in accordance with the Company’s retirement policy, ill health, injury or disability, and redundancy or in other circumstances that the Committee determines.
•  Prorating for time will be calculated on the basis of the number of complete weeks in the relevant period during which the executive was employed (or would have been employed had the executive remained in employment throughout the notice period) as a proportion of the number of complete weeks in the relevant period.
•  Where an Executive Director’s employment is terminated or an Executive Director is under notice of termination for any reason at the date of award of any long term incentive awards, no long term incentive awards will be made.

Change in control
•  In relation to unvested long term incentive awards, the current PSP rules provide that unvested awards will normally only vest on a change in control to the extent that any performance condition has been satisfied, unless the Committee determines otherwise, and would be reduced where less than 2 years have elapsed from the relevant grant date.
•  The Committee’s policy is that contracts of employment should not provide additional compensation on severance as a result of change in control.

External appointments

Executive Directors are permitted to hold external non-executive directorships, subject to prior approval by the Board. Any fees received from such appointments are retained by the Executive Director.

Dr. Ornskov resigned from his position as Non-Executive Chairman of Evotec AG in June 2013. For his services as Non-Executive Chairman from January 1, 2013 to the date of resignation, he was paid fees of €35,048. Mr. Russell is a Non-Executive Director of Intermune, Inc. In respect of this position he was paid fees of $20,000, in respect of such service whilst serving as Chief Executive Officer of Shire plc. Dr. Ornskov and Mr. Russell both retained the fees paid in respect to their external appointments.

Chairman and Non-Executive Directors

Non-Executive Directors have letters of appointment and are appointed by the Board ordinarily for a term of two years. Their initial appointment and any subsequent re-appointment are subject to election, and thereafter annual re-election by shareholders. Non-Executive Directors are not entitled to compensation for loss of office.

Details of the letters of appointment and length of service for each Non-Executive Director are as follows:

Director1	Date of current letter of appointment	Expiry of current term
Matthew Emmens	June 18, 2012	June 17, 2014
David Kappler	April 5, 2012	April 4, 2014
William Burns	March 15, 2012	March 14, 2014
Steven Gillis	October 1, 2012	September 30, 2014
David Ginsburg	June 16, 2012	June 15, 2014
Susan Kilsby	September 1, 2013	August 31, 2015
Anne Minto	June 16, 2012	June 15, 2014
David Stout	October 31, 2013	October 30, 2015
Dominic Blakemore	January 1, 2014	December 31, 2015

1 All Non-Executive Directors are subject to a three-month notice period.

e) Remuneration scenarios

The composition and value of the Executive Directors’ remuneration packages in three performance scenarios are set out in the charts below. These show that the proportion of the package delivered through long term incentives supports the long term nature of the business and changes significantly across the performance scenarios. The level of remuneration is in accordance with the Executive Director remuneration policy set out in Part 2(a) of this report.

The scenarios are defined as follows:

	Fixed only	On target performance	Maximum performance
Fixed elements
Fixed elements do not vary with performance and comprise:
•  2014 annualised base salary;
•  Benefits included in the summary of 2013 remuneration table on page 95 (excluding any one-off items); and
•  Retirement benefits is the cash value of the total Company contributions to the Company plans (by way of a contribution and/or by way of a cash allowance). This represents 30% of base salary for the CEO and 25% of base salary for the CFO.
These definitions are consistent with the Schedule 8 Regulations.

Short term incentives - EAIP (% of maximum opportunity)	0%	50%	100%
Long term incentives - PSP (% of maximum vesting)1	0%	50% vesting2	100% vesting
1 In accordance with the Schedule 8 Regulations, no allowance has been made for share price appreciation. SAR awards are valued with the same Black-Scholes model that is used to determine the share based compensation cost included in the Company’s consolidated statements of income. Any dividend shares receivable have been ignored.

2 A level of 50% vesting for ‘on-target’ performance reflects the midpoint of the performance range under the PSP performance matrix, which the Committee believes to be a fair assumption for ‘on-target’ performance.

The Executive Directors’ remuneration package promotes the achievement of superior long term performance and aligns the interests of the Executive Directors with those of shareholders

f) Shareholder engagement

The Committee takes the views of shareholders very seriously and is committed to ongoing dialogue with the Company’s shareholder base, which has a significant transatlantic element. This can take a variety of forms including meetings with major shareholders to consider significant potential changes to policy or specific issues of interest to particular shareholder groups, other dialogue to update shareholders and receive their feedback on planned refinements to arrangements, and annual voting on the DRR.

In light of the new Schedule 8 Regulations and the first binding vote on remuneration policy scheduled for the 2014 AGM, the Committee carried out a shareholder consultation exercise in late 2013 / early 2014 which included meetings with many of the Company’s largest shareholders as well as key shareholder advisory bodies. Key topics discussed included:

•	Application of the binding policy from January 1, 2015;
•	Approach to key new disclosures such as the recruitment remuneration policy and service contracts and termination arrangements; and
•	Disclosure of prospective and retrospective annual incentive award targets.

These discussions have informed the disclosures in this report, in particular the disclosure of 2013 EAIP outcomes. The Committee is also aware of shareholder views on a number of other issues including holding periods in relation to long term incentives. The Committee will take these views as well as market practice into account during the planned 2014 remuneration review.

g) Remuneration of other employees

The Committee recognises that remuneration has an important role to play in supporting the implementation and achievement of the Company’s strategy and ongoing performance. When making remuneration decisions in respect of the Executive Directors, the Committee is sensitive to pay and employment conditions across the Company, in particular in relation to base salary decisions where the Committee considers the broader employee salary increase budget. The Committee approves the overall annual bonus funding for the Company each year and has oversight over the grant of all PSP awards across the Company. In addition, annual performance for the Executive Directors is measured against the backdrop of the same corporate scorecard that is appropriately cascaded across the organization.

Given Shire’s diverse employee base, employing over 5,000 people in 30 locations, the Committee does not consider it appropriate to consult with employees over the remuneration policy for Executive Directors. However, many of the Company’s employees are shareholders through the Company’s all-employee share plans, and are therefore able to express their views on director remuneration at each general meeting. The Company also periodically carries out an employee engagement survey which provides employees the opportunity to feedback their views on a variety of employment-related matters, including remuneration.

The diagram set out on the following page illustrates how our remuneration policy and arrangements reinforce the achievement of Shire’s success and ensures that executives and employees are focused on delivering the same core objectives.

The Shire Remuneration Policy

Part 3 - Annual Report on Remuneration

a) Implementation of Directors’ Remuneration Policy in 2014

In 2014, the Executive Director and Non-Executive Director remuneration policies will be implemented as follows:

Executive Director remuneration policy
Fixed elements - Base salary
Following the year end review, the Committee made the following 2014 base salary decisions (effective January 1, 2014) which are in line with the disclosed policy in Part 2(a) of this report:

	2013 salary	2014 salary	% change
Flemming Ornskov	$1,200,0001	$1,300,000	8.3%
Graham Hetherington	£480,000	£480,000	0%
1 Upon appointment to CEO effective April 30, 2013

Flemming Ornskov: In light of strong corporate performance and excellent leadership, the Committee decided to award Dr. Ornskov a base salary increase of 8.3% to $1,300,000. In accordance with our remuneration policy and the recruitment arrangements disclosed in last year’s DRR, this brings his base salary in line with the median for comparable roles. It is also consistent with the pattern of increases across the organization where strong performers are given above average increases to achieve appropriate market positioning.

Graham Hetherington: The Committee decided that no increase would be applied to Mr. Hetherington’s base salary this year, given his announced departure from the Company on March 1, 2014 (see Graham Hetherington – Departure Arrangements section below for further details).

Fixed elements - Retirement and other benefits
The implementation of policy in relation to pension and benefits is unchanged and in line with the disclosed policy in Part 2(a) of this report.

Short term incentives - EAIP
There is no change to the level of EAIP award opportunity for Executive Directors.

The 2014 EAIP will continue to use a scorecard approach and will be comprised of 75% financial and 25% non-financial performance measures. This weighting recognises the critical importance of financial results to our shareholders, bonus affordability and the important role that non-financial performance plays in the success and growth of the Company. These measures are aligned with and support the budget and strategic focus for 2014 approved by the Board. In particular, for 2014, there is considerable activity related to the One Shire transformation, which is reflected in both the financial and non financial measures below.

The targets themselves are considered to be commercially sensitive on the grounds that disclosure could damage the Company’s commercial interests. However, retrospective disclosure of the targets and performance against them will be provided in next year’s DRR to the extent that they do not remain commercially sensitive at that time. Financial and non financial targets are set at the start of the performance year and are approved by the Committee, which believes the targets are suitably stretching, relevant and measurable. The 2014 corporate scorecard is set out below:

Strategic priorities	Weighting	Financial KPIs
Financial1	75%	• Net product sales • Non GAAP EBITA • Non GAAP Adjusted ROIC • Cost management
Strategic priorities	Weighting	Examples of Non Financial KPIs
Pipeline	15%
• KPIs built around the strategic priority of developing our future assets which will enable us to deliver innovation and value for the future. These include clinical milestones, regulatory filings and other critical pipeline expansion and advancement targets that will support our continued growth and future financial performance

Organizational effectiveness	10%
• Execute against priority actions identified in relation to supporting a high performance culture
• Execute against key financial and non financial success factors in relation to the integration of ViroPharma
• Complete new organization structure

1 Financial targets are underpinned by a series of KPIs relating to our In-Line products

Long term incentives - PSP
Following the year end review, the Committee made the following 2014 PSP award decisions which are in line with the disclosed policy in Part 2(a) of this report:

	Award type	Face value of base award / threshold vesting (% of 2014 salary) (1.0x vesting under performance matrix)	Face value of total award / maximum vesting (% of 2014 salary) (4.0x vesting under performance matrix)	Face value of total award / maximum vesting (000’s) (4.0x vesting under performance matrix)
Flemming Ornskov	SAR	111%	443%	$5,761
	PSA	83%	332%	$4,320
The face value allocation between SARs and PSAs is estimated as it is determined on an expected value basis upon grant.
Given his announced departure from the Company on March 1, 2014, the Committee determined that no 2014 PSP award would be made to Graham Hetherington (see Graham Hetherington – Departure Arrangements section below for further details).

The base award is one quarter of the total award made (1.0x vesting under the matrix) and is payable for threshold performance. There is nil vesting below this performance level. Up to four times the base award (4.0x vesting under the matrix) is payable for maximum performance, which would result in the total award vesting, with straight line vesting within this performance range. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

The Committee reviewed the performance matrix and determined that the structure and performance measures will be retained in their current form for 2014. The performance targets have been adjusted to maintain appropriate alignment with the Company’s current long range plans and strategy, the Company’s weighted average cost of capital and recent broker forecasts. The 2014 performance matrix is set out below:

Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2013-2016)
Change in bp p.a.	9%	10%	11%	12%	13%
-100	1.0x	1.3x	1.7x	2.1x	2.5x
-80	1.3x	1.6x	2.0x	2.4x	2.8x
-60	1.6x	1.9x	2.4x	2.7x	3.1x
-40	1.9x	2.3x	2.6x	3.1x	3.5x
-20	2.2x	2.6x	3.1x	3.6x	4.0x
0	2.5x	3.0x	3.5x	4.0x	4.0x

For Non GAAP EBITDA growth, the Non GAAP EBITDA in the final performance year (2016) is compared to the Non GAAP EBITDA in the reference year (2013). A compound annual growth rate of Non GAAP EBITDA is then calculated. For Non GAAP Adjusted ROIC, the Non GAAP Adjusted ROIC in the final performance year is compared to the Non GAAP Adjusted ROIC in the reference year. The change in these two numbers is then divided by three and expressed in basis points (one hundredth of a percentage point) to give an average per annum change in Non GAAP Adjusted ROIC basis points.

The acquisition of ViroPharma in January 2014 will add approximately $4 billion to the denominator used to calculate Shire’s Non GAAP Adjusted ROIC. As a result, in the short term, including over the measurement period for the 2014 PSP awards, Non GAAP Adjusted ROIC is expected decline from the 15.6%1 achieved in 2013. The performance matrix reflects this, by awarding higher vesting for lower declines in Non GAAP Adjusted ROIC.

Clawback arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.
1 Including results from DERMAGRAFT operations

Graham Hetherington – Departure Arrangements
Mr. Hetherington has agreed with the Board that he will be stepping down from Shire’s Board of Directors and his role as CFO on March 1, 2014.

In line with the Committee’s policy, the Committee considered the overall circumstances of the departure as well as performance, contractual obligations and plan rules. In particular, the Committee considered Mr. Hetherington’s sustained performance and contribution to the Company over a period of almost six years, the excellent 2013 financial results and confident outlook for 2014. The Committee’s determinations, which are consistent with the Committee’s termination policy, are set out below.

Mr. Hetherington will not receive any payment in respect of salary or benefits (or compensation in lieu) in respect of any period after March 1, 2014 or receive any compensation for loss of office.

As set out above, the Committee determined that no 2014 base salary increase or 2014 PSP grant would be appropriate given Mr. Hetherington’s scheduled departure date. In addition, he will not receive any 2014 short term incentive in respect of his period of employment to, or in respect of any period after, March 1, 2014.

Those elements of Mr. Hetherington’s EAIP awards from previous years that were compulsorily deferred into shares under the EAIP will vest in accordance with the plan rules at the end of the relevant three year vesting periods (see table below).

The Committee determined that the 2012 PSP award will vest on the departure date in line with the terms of the plan rules taking into account the applicable performance conditions and the proportion of the performance period (approximately two thirds) during which Mr. Hetherington remained in employment (see table below). The 2013 PSP awards will lapse on the departure date.

Award	Number of shares under original award1	Number of shares vesting1	Illustrative Share Price2	Estimated value	Vesting / release date
2012 PSP3 (SAR element)	55,554	27,915	£33.68	£319,906	March 1, 2014
2012 PSP3 (PSA element)	40,740	20,471	£33.68	£689,463	March 1, 2014
2011 deferral (2010 EAIP award)	6,504	6,504	£33.68	£219,055	March 31, 2014
2012 deferral (2011 EAIP award)	4,552	4,552	£33.68	£153,311	March 30, 2015
2013 deferral (2012 EAIP award)	4,504	4,504	£33.68	£151,695	March 31, 2016
2014 deferral (2013 EAIP award)	Shares to the value of £106,250 will be purchased on March 31, 2014				March 31, 2017

The release of PSA awards and deferred shares under the EAIP will include dividend shares representing any accrued dividends, in accordance with the relevant plan rules.

1.	Awards are over Ordinary Shares.
2.	Closing share price as at February 21, 2014.
3.
The figures shown above represent the number of shares vesting taking into account the applicable performance conditions (resulting in the vesting of 75% of the shares under the original award) and, in addition, the proportion of the performance period (approximately two thirds) in which Mr. Hetherington remained in employment.

Vested SAR awards will, in accordance with the terms of the PSP, remain exercisable for a period of 12 months after the departure date, and if not exercised will lapse.

All other unvested equity awards, namely the 2013 PSP award and 2013 Sharesave, will lapse when Mr. Hetherington ceases to be employed.
Mr. Hetherington was employed throughout the relevant performance periods for the 2013 EAIP and 2011 PSP, therefore payments under the 2013 EAIP and vesting of the 2011 PSP will be made as normal.

The Committee determined that it would be appropriate to continue the same level of medical cover under the Company’s private medical scheme until December 31, 2014 and to pay his reasonable legal costs incurred in connection with his departure arrangements.

Chairman and Non-Executive Director remuneration policy
Details of fees levels for 2014 compared to 2013 are set out below. Taking into account market positioning and the need to be able to attract high quality, appropriately qualified individuals, it was agreed to increase the basic fee payable to Non-Executive Directors to £93,000. In addition, the Non-Executive Directors will continue to receive 25% of their total fees in the form of shares. Given his significant shareholding in Shire, the current Chairman will continue to receive his fee in the form of cash only.

Basic fees (effective January 1, 2014)	2014	2013
Chairman (inclusive of all committees)	£390,0001	£390,000
Deputy Chairman and Senior Independent Non-Executive Director (inclusive of Non-Executive Director fee)	£98,000	£98,000
Non-Executive Director	£93,000	£86,400
1 Given that the current Chairman (Matthew Emmens) will retire from the Board at the Company’s AGM on April 29, 2014, no increase will be made to the Chairman’s fee for 2014. The Chairman designate (Susan Kilsby) who will resume the role of Chairman after the conclusion of the AGM will be paid an annualised Chairman fee of £365,000 (effective April 29, 2014) to reflect that she is new in role.

In addition to the basic fee, a committee fee will be paid to the members and Chairman of the following Committees:

Committee fees (effective January 1, 2014)	Chairman		Member
	2014	2013	2014	2013
Audit, Compliance & Risk	£20,000	£20,000	£10,000	£10,000
Remuneration	£18,000	£18,000	£9,000	£9,000
Science & Technology	£15,000	£15,000	£7,500	£7,500
Nomination	£12,500	£12,500	£5,750	£5,750

Non-Executive Directors will also continue to receive an additional fee of £5,000 for each transatlantic trip made for Board meetings.

b) 2013 single total figure of remuneration for Executive Directors

The summary table of 2013 remuneration for the Executive Directors comprises a number of key components which are set out in further detail in the relevant sections that follow.

In both 2012 and 2013, the totals were significantly impacted by share price growth between the PSP grant and vesting dates. This alignment with shareholders and the significant role that long term variable remuneration plays in the overall remuneration package is consistent with our remuneration policy and the long term nature of our business. In relation to 2013, stock price growth on the 2011 PSP awards from £17.23 to £27.00 (the average Ordinary Share price over the last quarter of 2013) accounts for 40% of the total remuneration figure for Mr. Hetherington.

		Fixed elements				Variable elements				Other payments	Total
		Base salary	Retirement benefits	Other benefits	Total fixed pay	Short term incentives - EAIP		Long term incentives - PSP	Total variable pay
						Cash element	Deferred share element
		$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000
Flemming Ornskov	2013	1,071	207	74	1,352	1,200	400	-	1,600	450	3,402
	2012	-	-	-	-	-	-	-	-	-	-
Angus Russell	2013	422	110	99	631	150	50	4,928	5,128	-	5,759
	2012	1,290	387	88	1,765	845	281	10,5391	11,665	-	13,430
		£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000
Graham Hetherington	2013	480	120	28	628	319	106	2,4752	2,900	-	3,528
	2012	465	116	21	602	270	90	2,9343	3,294	-	3,896

Dr. Ornskov's and Mr. Russell's remuneration, which is paid through the US payroll, is reported in US dollars.
Average exchange rates for the year to December 31, 2013 were $1.56:£1.00.

1 Actual vesting value of $10,539,158 is calculated using the closing share price at the date of vesting of $96.29 (March 1, 2013). Estimated vesting value as disclosed in the Company’s 2012 DRR of $9,032,545 was calculated using the average share price over the last quarter of 2012 (in line with the methodology prescribed in the Schedule 8 Regulations).

2 The 2013 vesting value is calculated using the average share price over the last quarter of 2013 of £27.00.

3 Actual vesting value of £2,933,841 is calculated using the closing share price at the date of vesting of £20.75 (March 1, 2013). Estimated vesting value as disclosed in the Company’s 2012 DRR of £2,341,017 was calculated using the average share price over the last quarter of 2012 (in line with the methodology prescribed in the Schedule 8 Regulations).

Base salary
Corresponds to the amounts received during the year
•
Dr. Ornskov’s base salary comprises his CEO designate salary of $900,000 received from January 2, 2013 to April 29, 2013 and his CEO salary of $1,200,000 received upon appointment to CEO from April 30, 2013.

•	Mr. Russell’s base salary comprises his annual salary of $1,290,000 prorated for his worked notice period (January 1, 2013 to April 30, 2013).
•	Mr. Hetherington’s base salary reflects his annual salary of £480,000.

Retirement benefits
Represents the cash value of the total Company contributions towards retirement benefit provision
•
Dr. Ornskov received a contribution at a rate of 30% of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account. In accordance with the terms of the SERP, he received credits on the basis of his CEO designate base salary for the three calendar quarters in 2013 for which he was eligible.

•
Mr. Russell received a similar contribution of 30% of base salary into Company plans in respect of his worked notice period. As part of Mr. Russell’s retirement arrangements, he received a distribution of his SERP account balance, and was eligible to withdraw funds from his deferred UK pension due to his early retirement. These actions were in accordance with the rules of the relevant plan without any form of enhancement being made. The distribution of his SERP account balance has not been included in the retirement benefits figure above as it reflects remuneration paid and disclosed in prior years. However, it has been included in the disclosure in Part 3(e) of this report.

•	Mr. Hetherington received a contribution of 25% of base salary by way of a cash allowance.

Other benefits
Corresponds to the taxable value of all other benefits paid in respect of the year. The 2013 figures for Executive Directors principally include car allowance, financial and tax advisory support, long term disability and life cover and private medical cover

•
For Dr. Ornskov, the 2013 figure also includes $28,519 principally in relation to immigration support and temporary living expenses, in accordance with the Company’s mobility policy and the recruitment arrangements disclosed in last year’s DRR.

•	For Mr. Russell, the 2013 figure includes $58,550 for advice in relation to US and UK tax return preparation and related tax advice, as provided for in his contract.
•
For both Mr. Russell and Mr. Hetherington, the 2012 and 2013 figures include a reimbursement reflecting a lower level of Company paid private medical cover (and dental cover in the case of Mr. Russell) in prior years than provided for in their contracts.

Short term incentives

Corresponds to the annual incentive award earned under the EAIP in respect of 2013 performance and comprises a cash element (75%) and a deferred share element (25%)

2013 corporate scorecard for Executive Directors

The 2013 EAIP continued to use a scorecard approach with key corporate performance measures supporting Shire’s strategic goals as set out below. The non financial targets are considered by the Company to be commercially sensitive on the grounds that the disclosure of these targets could damage the Company’s commercial interests.

Financial goals:	Net product sales1 - $4.9B (Actual: $4.847B)	Non GAAP operating income1 - $1.6B (Actual: $1.755B)	Non GAAP Adjusted ROIC1 - 14.9% (Actual: 15.6%)
Other strategic priorities:	Strengthening the commercial portfolio	Expanding the development pipeline	Enhancing organizational effectiveness

Performance outcomes
Performance against financial goals:

Net product sales1
•  Strong revenues from net product sales in 2013 being up 10% to $4.8 billion; and
•  Six of our products delivered double digit growth year on year, with further detail set out in the Product sales section on page 51 and 52.

Non GAAP operating income1
•  Non GAAP operating income was up 19% to $1.755 billion (2012: $1.474 billion), demonstrating the progress made against our strategy to grow our business in an efficient manner, delivering value to stakeholders and also giving us the ability to provide more innovative treatments to more patients.

Non GAAP Adjusted ROIC1
•  Non GAAP Adjusted ROIC grew by 180 basis points in 2013 over 2012 as higher product sales (up 10%) and continued operating leverage led to an increase in margins.

Performance against other strategic priorities:

Strengthening the commercial portfolio
Strategic priority: Drive optimum performance from our currently marketed products to optimize revenue growth and cash generation.

Achievements against this objective in 2013 include:
•  Acquisition of  ViroPharma (adding CINRYZE, prophylactic treatment of Hereditary Angioedema);
•  Geographic expansion in Asia (office opened in Japan and presence established in South Korea and China);
•  Launch of ELVANSE (marketed as VYVANSE in the US) in a further four European countries; and
•  Positive opinion received on the VPRIV Summary of Product Characteristics from the Committee for Medicinal Products for Human Use of the European Medicines Agency.

Expanding the development pipeline
Strategic priority: Build our future assets through both R&D and Business Development to deliver innovation and value for the future.

Achievements against the 2013 objective include:
•  Prioritization of the pipeline to focus on the development of innovative specialist medicines that have the best chance of clinical and commercial success together with early stage research in rare diseases;
•  Positive top-line results evaluating the efficacy and safety of LDX versus placebo in adults with BED;
•  Top-line data results announced from OPUS-2 study for lifitegrast;
•  Acquisition of SARcode Bioscience Inc. (Dry Eye Disease); Premacure AB (Retinopathy of Prematurity) and Lotus Tissue Repair, Inc. (Dystrophic Epidermolysis Bullosa); and
•  Enrolment of the first patient in its Phase 2 clinical program for VASCUGEL.

Enhancing organizational effectiveness

Achievements against the 2013 objective include:
•  Implementation of our revised governance model (In-Line and Pipeline Committees) to ensure enterprise-wide decision making and resource allocation that is overseen by the Executive Committee; and
•  Simplification of our business model which has reset our cost base and generated the capacity to invest in future growth.

1 Net product sales / Non GAAP operating income / Non GAAP Adjusted ROIC include results from DERMAGRAFT operations.

2013 EAIP award decisions

In determining 2013 EAIP awards for the Executive Directors, the Committee considered performance against the key corporate performance measures, including the achievements set out above, as well as performance against personal objectives. The Committee approved the awards set out in the following table.

Executive Director	Award	% of 2013 base salary	% of target opportunity	% of maximum opportunity
Flemming Ornskov1	$1,600,000	145%	162%	81%
Angus Russell2	$200,000	44%	52%	26%
Graham Hetherington	£425,000	89%	111%	55%
EAIP award figures are rounded to the nearest whole percentage.
75% of the award is payable in cash (non-pensionable) and 25% is deferred into shares and released after a period of three years (subject to the participant’s employment not being terminated for cause).
The release of deferred shares will include dividend shares representing any accrued dividends.

1.	Dr. Ornskov’s EAIP opportunity was based on his prevailing salary for periods in the CEO designate and CEO role during 2013.
2.
The Committee had previously determined that Mr. Russell should receive no EAIP award relating to the portion of his contractual notice period not served. The EAIP award therefore reflects time proration and an assessment of performance to the date of his retirement. The figures in the table above are expressed as percentages of actual 2013 base salary (the value included in the 2013 summary remuneration table) and the EAIP opportunity actually available taking into account the portion of his contractual notice period served in 2013. This EAIP award is also set out in Part 3(e) in the context of Angus Russell’s retirements arrangements.

Long term incentives

The value represents the market value of the 2011 PSP awards for Graham Hetherington (vesting in February 2014) and the market value of the 2011 and 2012 PSP awards for Angus Russell that vested following his retirement.

In accordance with the Schedule 8 Regulations, the summary of 2013 remuneration figure includes the value of the 2011 PSP awards (performance period 2010 - 2013), which vest in February 2014. For Angus Russell, the 2013 remuneration figure includes both the value of his 2011 and 2012 PSP awards, which vested on June 5, 2013 following an assessment of performance to his retirement date by the Committee in accordance with the PSP plan rules.

As previously disclosed, the Committee reserves the right to make adjustments to the performance conditions to reflect significant one off items which occur during the performance period. In respect of the 2011 PSP awards, the Committee carried out a comprehensive review of potential adjusting events (SAEs) against pre-existing guidelines.

Consistent with the adjustments made in respect of the 2010 PSP awards (as disclosed in last year’s DRR), the Committee determined that the same two 2012 SAE adjustments would be appropriate for the 2011 PSP awards:

1.
To exclude the impact of the acquisition of Advanced BioHealing which had a short term negative impact on Non GAAP EBITDA and Non GAAP Adjusted ROIC performance in 2013. This acquisition was completed in June 2011 after the 2011 performance matrix had been set and led to the creation of a new Regenerative Medicine business unit centered around the DERMAGRAFT product. In line with our refined strategy to prioritize investments that have the greatest clinical and commercial value, the Company subsequently announced on January 17, 2014 that it had sold its DERMAGRAFT assets. Without DERMAGRAFT and its assets, Regenerative Medicine will no longer be one of the Company’s Business Units; and

2.
To exclude the impact of the Japanese tsunami on Fosrenol sales in that market which benefited Shire’s Non GAAP EBITDA and Non GAAP Adjusted ROIC performance in 2012: The Company’s royalty and licensing revenue for Fosrenol benefited from increased sales made by the Company’s partner in Japan, following the Tsunami which disrupted a key competitor’s supply chain.

The Committee noted that these adjustments did not in fact result in a change in the vesting outcome under the performance conditions applicable to the 2011 PSP awards (either individually or taken together).

Graham Hetherington - vesting of 2011 PSP awards
The table below sets out a summary of the performance outcome and the resulting gross estimated vesting value for the 2011 PSP awards for Mr. Hetherington. This estimate is on the basis of an average share price over the last quarter of 2013 of £27.00, given that the 2011 PSP awards (2011 - 2014 performance period) vest following the date of this report. There is no scheduled vesting of PSP awards for Dr. Ornskov until 2016 when his 2013 PSP awards (2013 - 2016 performance period) vest subject to the achievement of applicable performance conditions.

Performance conditions	Performance outcome	Resulting estimated vesting
2011 performance matrix: Performance period ended on December 31, 2013 with vesting in February 2014.	18.2%1 CAGR in Non GAAP EBITDA; and 220 bp1 p.a. increase in Non GAAP Adjusted ROIC, between 2010 and 2013. Resulting in a vesting multiplier of 4.0x. (100% of the total award made)	£2,475,272 (value included in 2013 summary remuneration table)
1 Excluding results for DERMAGRAFT operations.

Angus Russell - vesting of 2011 and 2012 PSP awards
Under the PSP rules approved by shareholders in respect of a retiree, unvested share awards vest on retirement on a prorata basis and subject to the early assessment of performance against the relevant performance conditions, which were measured as at the date of retirement. This treatment was applied to Mr. Russell’s outstanding 2011 and 2012 PSP grants.

Angus Russell - Performance outcome for the 2011 and 2012 PSP awards
For the 2011 and 2012 PSP awards, performance was assessed over the period from the grant date up until April 30, 2013 (being the date of retirement) with the awards vesting on June 5, 2013.

In respect of the 2011 PSP awards, the Committee concluded that the same two 2012 SAE adjustments would be appropriate for Mr. Russell. These SAEs were not relevant to Mr. Russell’s 2012 PSP awards as the events were known at the time of setting targets for the 2012 PSP awards.

Taking into account performance against the performance matrices as well as an overall assessment of the underlying performance of the Company, the Committee determined that, in respect of the 2011 and 2012 PSP awards, an aggregate number of shares with a value on the date of vesting of $4,928,432 would vest.

Other payments
Represents the value of any other payments received during the year
•	Dr. Ornskov received a cash award of $450,000 to replace cash payments foregone from his former employment. This award forms part of his recruitment arrangements previously disclosed.

c) 2013 single total figure of remuneration for the Chairman and Non-Executive Directors

Details of the total fees paid to the Chairman and Non-Executive Directors during 2013 are set out in the table below.

	Date of current letter of appointment	Board fees		Committee fees				Total 2013 fees	Total 2012 fees
		Basic fee	Additional fees1	Remuneration Committee	Audit, Compliance & Risk Committee	Nomination Committee	Science & Technology Committee
Matthew Emmens2	June 18, 2012	£407,782	£15,000	-	-	-	-	£422,782	£395,135
David Kappler3	April 5, 2012	£98,000	£10,000		£13,086	£12,500	-	£133,586	£135,000
William Burns4	March 15, 2012	£86,400	£10,000	£9,000	-	£5,750	£7,500	£118,650	£109,212
Steven Gillis5	October 1, 2012	£88,868	£15,000	£9,000	-	-	£7,500	£120,368	£28,750
David Ginsburg6	June 16, 2012	£86,400	£15,000	-	-	-	£11,250	£112,650	£102,500
Susan Kilsby3	September 1, 2013	£86,400	£10,000	-	£13,086	-	-	£109,486	£100,000
Anne Minto7	June 16, 2012	£86,400	£10,000	£18,000	-	£5,750	-	£120,150	£109,474
David Stout	October 31, 2013	£86,400	£15,000	£9,000	£10,000	-	-	£120,400	£112,500
1.	Non-Executive Directors receive an additional fee of £5,000 for each transatlantic trip made for Board meetings.
2.	Mr. Emmen’s 2012 and 2013 fees include private medical insurance.
3.	Ms Kilsby succeeded Mr. Kappler as Chair of the Audit, Compliance & Risk Committee on May 2, 2013. Mr. Kappler remains a member of the Audit, Compliance & Risk Committee.
4.	Mr. Burns was appointed as a member of the Science & Technology Committee on February 8, 2012.
5.
Dr. Gillis was appointed as a Non-Executive Director and as a member of the Remuneration Committee and the Science & Technology Committee on October 1, 2012. His 2013 fees include an amount in relation to adjusting taxes paid on historical fees.

6.	Dr. Ginsburg was appointed Chair of the Science & Technology Committee on May 2, 2013.
7.	Ms Minto was appointed as a member of the Nomination Committee on February 8, 2012.

d) Executive Directors’ interests under long term incentives awarded during 2013

The following tables set out details of the PSA and SAR awards granted to Executive Directors under the PSP during 2013. Vesting of the 2013 PSP awards will be determined by the Committee in Q1 2016 taking into account performance against the 2013 performance matrix and any SAEs that are relevant, as well as an overall assessment of the underlying performance of the Company.

2013 PSP awards:
2013 PSP awards	Award type	Share price on grant / Exercise price	Face value of base award / threshold vesting (% of 2013 salary)	Face value of total award / maximum vesting (% of 2013 salary)	Face value of total award / maximum vesting ('000)
Flemming Ornskov1	SAR2	$95.04	90%	361%	$4,334
	PSA2		68%	271%	$3,250
Graham Hetherington	SAR	£20.88	73%	290%	£1,393
	PSA		53%	213%	£1,021

2013 Performance matrix:
Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2012-2015)
Increase bp p.a.	10%	12%	14%	16%	18%
100	1.0x	1.3x	1.7x	2.1x	2.5x
120	1.3x	1.6x	2.0x	2.4x	2.8x
140	1.6x	1.9x	2.4x	2.7x	3.1x
160	1.9x	2.3x	2.6x	3.1x	3.5x
180	2.2x	2.6x	3.1x	3.6x	4.0x
200	2.5x	3.0x	3.5x	4.0x	4.0x

The base award is one quarter of the total award made (1.0x vesting under the matrix) and is payable for threshold performance. There is nil vesting below this performance level. Up to four times the base award (4.0x vesting under the matrix) is payable for maximum performance, which would result in the total award vesting, with straight line vesting within this performance range.

The same definitions and measurement approach apply for the following performance matrices as set out in the earlier policy section of this report.
The maximum SAR and PSA awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
The number of SARs and PSAs as well as the exercise price for SAR awards is calculated using an approach based on the average three-day closing mid-market share price at the time of grant.

1.	Based on Dr. Ornskov's 2013 annualised CEO base salary.
2.	Denotes an award over ADS. One ADS is equal to three Ordinary Shares. All other awards are over Ordinary Shares.

e) Retirement arrangements for Angus Russell

As disclosed in last year’s DRR, the following tables set out the payments received by Angus Russell in respect of his retirement arrangements. All payments have been made in accordance with the Company’s policy on termination arrangements as set out in Part 2(d) of this report. Details of the performance conditions for the EAIP and PSP awards and performance against these conditions are contained in the relevant sections above. Where relevant, the amounts have been included in the 2013 summary of remuneration table.

Remuneration in respect of qualifying services	Amount	Description
Short term incentives - EAIP
EAIP payment in respect of 2013 performance	$200,0001
Reflects a time prorated award for January to April 2013 (the “worked” notice period). This is comprised of a cash element (75% of the award) and a deferred share element (25% of the award) which is deferred into shares in the normal way.

Further details of the performance outcome are set out on pages 96 and 97.

Those elements of Mr. Russell’s EAIP awards from previous years that were compulsorily deferred into shares under the EAIP will vest in accordance with the plan rules at the end of the relevant three-year vesting periods.

Long term incentives - PSP
2011 PSP award & 2012 PSP award	$4,928,4321
Awards prorated through the end of the unworked notice period in accordance with the plan rules. The value is based on the final level of vesting set out on page 98 as determined by the Committee and has been calculated using the share price on the date of vesting (June 5, 2013).

In determining the vesting level of these awards, the Committee took account of performance against the performance matrices as well as an overall assessment of the underlying performance of the Company.

The plan rule provisions relating to retirement have been applied in respect of all unexercised SAR awards previously granted to Mr. Russell under the PSP. These require the SARs to be exercised within 12 months of retirement.

Other payments	Amount	Description
Payment in lieu of notice
Contractual payment in lieu of the remainder of the contractual notice period	$866,686	Payment represents six months’ salary ($645,000), SERP contribution (30% of base for relevant period) ($193,500), car allowance ($14,580) and other contractual benefits ($13,606).
Retirement benefits
SERP balance	$1,410,207	Reflects remuneration paid and disclosed in prior years. Specifically, this amount represents a distribution of his SERP account balance in accordance with the rules of the plan.
1 Value included in 2013 summary remuneration table.

f) Payments to past Directors

No payments (other the payments made to Angus Russell set out above) have been made to past Directors for the relevant financial year for the purposes of the Schedule 8 Regulations.

g) Directors’ shareholdings and scheme interests

Employee share ownership is an important means to support alignment of employee interests with those of shareholders

The Committee believes that employee share ownership is an important means to support long term commitment to the Company and the alignment of employee interests with those of shareholders.

The interests of the Executive Directors and other senior executives are closely aligned with those of other shareholders in this regard through the operation of the Company’s long term incentive plan and, for the Executive Committee, the deferral of one quarter of any EAIP award into shares for a period of three years. These remuneration elements constitute a significant proportion of their individual remuneration packages.

The CEO, CFO and other members of the Executive Committee are encouraged to own shares in the Company equivalent to 200%, 150% and 100% of base salary, respectively, within a five-year period following their appointment. All shares beneficially owned by an executive or deferred under the EAIP count towards achieving these guidelines. The Committee reviews share ownership levels annually for this group. Current shareholding levels for Directors are set out in the table below.

Summary of Directors’ shareholdings and scheme interests

	Security type 1	Shareholding as at Dec 31, 20132	Scheme interests as at Dec 31, 20132					Total shares held which count towards the shareholding guidelines (as a % of 2013 salary)
			Total Deferred shares3	Total PSAs unvested4	Total SARs / Options unvested5	Total SARs / Options vested but unexercised6	Total scheme interests
Flemming Ornskov	ADS	-	15,286	44,482	64,585	-	124,353	69%
	Ord Shares	22,000	-	-	-	-	-
Angus Russell7	ADS	45,936	10,024	83,240	110,987	105,616	309,867	1,237%
	Ord Shares	261,991	-	-	-	-
Graham Hetherington	Ord Shares	92,089	15,560	150,428	205,602	134,814	506,404	514%
Matthew Emmens	ADS	6,289	-	-	-	-	-	-
	Ord Shares	92,874	-	-	-	-	-
David Kappler	Ord Shares	11,016	-	-	-	-	-	-
Anne Minto	Ord Shares	3,206	-	-	-	-	-	-
William Burns	Ord Shares	975	-	-	-	-	-	-
Steven Gillis	ADS	309	-	-	-	-	-	-
David Ginsburg	ADS	297	-	-	-	-	-	-
Susan Kilsby	ADS	289	-	-	-	-	-	-
David Stout	ADS	307	-	-	-	-	-	-
1	One ADS is equal to three Ordinary Shares.
2
With the exception of Mr. Emmens and Mr. Hetherington selling 36,100 and 40,000 Ordinary Shares respectively, there were no changes in shareholdings in the period from December 31, 2013 and February 24, 2014.

3
This represents unvested shares deferred under the EAIP plan which are forfeited in the case of termination for cause and, in the case of Dr. Ornskov, deferred shares granted to him which are subject to continued service.

4	This represents unvested PSAs which are subject to the achievement of performance conditions, adjusted at the date of vesting.
5	This represents unvested SARs which are subject to the achievement of performance conditions, adjusted at the date of vesting and options granted under the Shire Sharesave Scheme.
6	This represents vested SARs which are no longer subject to the achievement of performance conditions, but are unexercised as at December 31, 2013.
7	All information is presented as at April 30, 2013 (being the date of Mr. Russell’s retirement).

The Company also operates broad-based share plans (a Sharesave scheme in the UK and an ESPP in the US and other countries) to encourage wider share ownership among the Company’s employees.

Awards under the Company’s long term incentive plans and broad-based share plans are satisfied either by market purchased shares which are held in an employee benefit trust or the issue of new shares within the limits agreed by shareholders when the plans were approved. These limits comply with the Association of British Insurers’ guidelines which require that no more than 10% of a company’s issued share capital may be used for employee share plans in any 10-year period. Within the 10% limit, up to 5% may be used for discretionary employee share plans under these guidelines.

Directors’ scheme interests

Details of Directors’ interests under share based plans which were outstanding, awarded, lapsed or exercised during the year are set out in the table below. The market price of the Company’s Ordinary Shares at December 31, 2013 was £28.52 and the range during the year was £18.53 to £29.39. The market price of the Company’s ADSs at December 31, 2013 was $141.29 and the range during the year was $86.01 to $141.29.

Award type1	Date of award	As at Jan 1, 2013	Shares awarded2,3	Dividend shares4	Lapsed	Exercised / released	At Dec 31, 2013	Share price on grant / Exercise price5	Share price on exercise / release	Normal exercise period/ vesting date
Flemming Ornskov6
SAR (ADS)	Feb 28, 2013	-	45,601	-	-	-	45,601	$95.04	-	Feb 28, 2016 to Feb 28, 2020
PSA (ADS)	Feb 28, 2013	-	34,201	-	-	-	34,201	$93.66	-	Feb 28, 2016
SAR (ADS)	May 2, 2013	-	18,984	-	-	-	18,984	$91.59	-	May 2, 2016 to May 2, 2020
PSA (ADS)	May 2, 2013	-	10,281	-	-	-	10,281	$87.75	-	May 2, 2016
Deferred Shares (ADS)	May 2, 2013	-	15,286	-	-	-	15,286	$87.75	-	Feb 28, 2015
Angus Russell7
SAR (ADS)	Mar 01, 2010	105,616	-	-	-	-	105,616	$64.91	-	Mar 01, 2013 to Mar 01, 2017
PSA (ADS)	Mar 01, 2010	73,948	-	1,085	-	75,033	-	$64.91	$96.29	Mar 01, 2013
EAIP (ADS)	Mar 31, 2010	7,421	-	-	-	7,421	-	$66.01	$91.03	Mar 31, 2013
SAR (ADS)7	Feb 28, 2011	63,126	-	-	-	-	63,126	$83.79	-	Feb 28, 2014 to Feb 28, 2018
PSA (ADS)7	Feb 28, 2011	47,344	-	-	-	-	47,344	$85.01	-	Feb 28, 2014
EAIP (ADS)	Mar 31, 2011	3,994	-	-	-	-	3,994	$87.03	-	Mar 31, 2014
SAR (ADS)7	Feb 28, 2012	47,861	-	-	-	-	47,861	$105.50	-	Feb 28, 2015 to Feb 28, 2019
PSA (ADS)7	Feb 28, 2012	35,896	-	-	-	-	35,896	$105.53	-	Feb 28, 2015
EAIP (ADS)	Mar 30, 2012	2,907	-	-	-	-	2,907	$94.75	-	Mar 30, 2015
EAIP (ADS)	Mar 31, 2013		3,123	-	-	-	3,123	$90.00	-	Mar 31, 2016
Graham Hetherington
SAR	Mar 01, 2010	134,814	-	-	-	-	134,814	£14.43	-	Mar 01, 2013 to Mar 01, 2017
PSA	Mar 01, 2010	98,864	-	450	-	100,314	-	£14.43	£20.75	Mar 01, 2013
EAIP	Mar 31, 2010	12,569	-	-	-	12,569	-	£14.54	£19.87	Mar 31, 2013
SAR	Feb 28, 2011	82,873	-	-	-	-	82,873	£17.23	-	Feb 28, 2014 to Feb 28, 2018
PSA	Feb 28, 2011	60,769	-	-	-	-	60,769	£17.41	-	Feb 28, 2014
EAIP	Mar 31, 2011	6,504	-	-	-	-	6,504	£18.11	-	Mar 31, 2014
SAR	Feb 28, 2012	55,554	-	-	-	-	55,554	£22.22	-	Feb 28, 2015 to Feb 28, 2019
PSA	Feb 28, 2012	40,740	-	-	-	-	40,740	£22.16	-	Feb 28, 2015
EAIP	Mar 30, 2012	4,552	-	-	-	-	4,552	£20.20	-	Mar 30, 2015
SAR	Feb 28, 2013	-	66,708	-	-	-	66,708	£20.88	-	Feb 28, 2016 to Feb 28, 2020
PSA	Feb 28, 2013	-	48,919	-	-	-	48,919	£20.65	-	Feb 28, 2016
EAIP	Mar 31, 2013	-	4,504	-	-	-	4,504	£19.94	-	Mar 31, 2016
Sharesave	Sep 28, 2013	-	467	-	-	-	467	£19.24	-	Dec 1, 2016 to May 31, 2017

The number of PSA and SAR awards granted in 2011 and subsequently is calculated using an approach based on the average three day closing mid-market share price at the time of grant. The number of PSA and SAR awards granted in 2010 is calculated using an approach based on the average closing mid-market share price over the prior 12 month period.

1.	Awards are over Ordinary Shares, except where the award type is marked as an ADS award. One ADS is equal to three Ordinary Shares.
2.	The maximum SAR and PSA awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
3.
Performance conditions attached to SAR and PSA awards granted from 2010 onwards are Non GAAP Adjusted ROIC and Non GAAP EBITDA. Further information on the 2011 and 2013 performance matrices can be found on pages 97 and 98 respectively. For reference, the performance matrices for the 2010 and 2012 awards are set out below. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

2010 performance matrix						2012 performance matrix
Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2009-2012)					Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2011-2014)
Increase bp p.a.	8%	10%	12%	14%	16%	Increase bp p.a.	8%	10%	12%	14%	16%
10	1.0x	1.3x	1.7x	2.1x	2.5x	60	1.0x	1.3x	1.7x	2.1x	2.5x
20	1.3x	1.6x	2.0x	2.4x	2.8x	80	1.3x	1.6x	2.0x	2.4x	2.8x
40	1.6x	1.9x	2.4x	2.7x	3.1x	100	1.6x	1.9x	2.4x	2.7x	3.1x
60	1.9x	2.3x	2.6x	3.1x	3.5x	120	1.9x	2.3x	2.6x	3.1x	3.5x
80	2.2x	2.6x	3.1x	3.6x	4.0x	140	2.2x	2.6x	3.1x	3.6x	4.0x
100	2.5x	3.0x	3.5x	4.0x	4.0x	160	2.5x	3.0x	3.5x	4.0x	4.0x

4.	In accordance with the plan rules, the vested PSA awards have been increased to reflect the dividends paid by Shire in the period from the grant date to the vesting date.
5.
The exercise price for SAR awards granted in 2011 and subsequently is equal to the three day average, up to and including the date of award, of the closing mid-market share price. The exercise price for SAR awards granted in 2010 is the closing mid-market share price on the date of award. The grant price for all PSA awards is the closing mid-market share price on the date of award.

6.
On November 1, 2013, Dr. Ornskov was granted an option over ADSs pursuant to the Shire ESPP. Dr. Ornskov elected to save $480.76 per fortnight. In accordance with the plan rules, the option price is the lower of 85% of the fair market value of an ADS on November 1, 2013, and 85% of the fair market value of an ADS on the exercise date, October 31, 2014.

7.
All information is presented as at April 30, 2013 (being the date of Mr. Russell’s retirement). The 2011 and 2012 PSP awards vested on June 5, 2013 following Mr. Russell’s retirement. The vesting outcome is set out on page 98 of this report.

h) TSR performance graph
The graph below shows the Total Shareholder Return (TSR) for Shire and the FTSE 100 Index over the five year period ending December 31, 2013. TSR is calculated as the change (indexed) between the fourth quarter TSR in the relevant year and the base year. The FTSE 100 Index reflects the 100 largest quoted companies by market capitalisation in the United Kingdom and has been chosen because the FTSE 100 represents the broad market Index within which the Company’s shares are traded.

Total Shareholder Return - change in value of a hypothetical £100 holding over five years

Rebased to 100 (GBP)

The historical total remuneration for the person undertaking the role of CEO is set out in the table below.

	2009	2010	2011	2012	2013
					Dr. Ornskov	Mr. Russell
Short term incentive (% of maximum)	70%	65%	50%	48%	81%	26%
Long term incentive (% of maximum)	84%	88%	100%	100%	-	50%
Total remuneration ($’000)	$4,781	$9,634	$17,506	$13,430	$3,402	$5,759

These calculations are based on the methodology prescribed in the Schedule 8 Regulations. In particular, the long term incentive figures relate to any awards that vest following the end of each financial year.

i) Percentage change in CEO remuneration
The following table shows the percentage change in the base salary, taxable benefits and annual bonus of the CEO between the current and previous financial year compared to the average percentage change for all other employees.

	Percentage change between 2012 to 2013
	Salary and fees	Taxable benefits	Short term incentives
CEO1	-17%	-16%	+42%
All other employees2	+6%	0%	+45%
1 Reflects the 2012 remuneration for Angus Russell and 2013 remuneration for Flemming Ornskov as reported in the single total figure of remuneration table in section 3(a).
2 Reflects the average change in remuneration for all other employees globally that were annual bonus eligible. To help minimise distortions in the underlying data, certain adjustments have been made, in particular the figures have been prepared on the basis of permanent employees who have been employed with the Company for the two preceding calendar years.

j) Relative importance of spend on pay

The Company considers employee remuneration costs in the context of the general financial performance and position of the Company, including when determining the annual salary increase budget, the annual equity grant budget and annual bonus funding for the organization.

The following graphs set out for 2012 and 2013 the overall spend on pay, shareholder distributions (dividends and share buybacks) and for further context, Non GAAP EBITDA (from continuing operations).

k) Remuneration Committee

Terms of reference

The Committee is responsible for agreeing the broad remuneration policy for the organization and the individual packages for the Chairman, Executive Directors, and certain other senior leadership roles. Within the agreed policy, the Committee determines the terms and conditions to be included in service agreements, including termination payments and compensation commitments, where applicable. The Committee also determines performance targets applicable to the Company’s annual bonus and long term incentive plans, and has oversight of the Company’s share incentive schemes. In October 2013, the Committee reviewed its terms of reference and a number of minor changes were made to reflect various governance developments. The revised terms of reference were approved by the Board in December 2013 and are available in full on the Company’s website www.shire.com. Other information included on or accessible through our website does not constitute a part of this report and the reference to our website does not constitute incorporation by reference of such information, and should not be relied upon.

Membership and attendance

The Board considers all members of the Committee to be independent. The Directors in the table below served as members of the Committee during the period within which remuneration for the relevant financial year was under consideration.

Committee member	Meeting attendance1
Anne Minto (Chairman)	7(7)
William Burns	7(7)
Steven Gillis	7(7)
David Stout	7(7)
The number in brackets denotes the number of meetings that Committee members were eligible to attend.

1 There were five scheduled and two ad hoc Committee meetings held during 2013.

The Chairman and the CEO attend meetings of the Committee by invitation, but neither is present in any discussions relating to their own remuneration.

Remuneration Committee activities in 2013

In 2013, the Committee discussed the key agenda items set out in the following table:

Key agenda items
Overall remuneration
•  Approval of 2012 performance and remuneration decisions for the CEO, CEO designate, CFO and the Executive Committee
•  Approval of final retirement arrangements for the former CEO
•  Review of the 2013 year end compensation process and budgets for all employees
•  Preliminary discussion of 2013 performance and remuneration decisions for the CEO, CFO and the Executive Committee

Short term incentives	• Assessment of Company performance against the 2012 annual bonus funding scorecard • Approval of the 2013 corporate scorecard • Preliminary review of the 2014 corporate scorecard
Long term incentives
•  Determination of the vesting percentage of the 2010 PSP awards granted under the PSP for Executive Directors
•  Approval of the 2013 performance matrix for PSP awards to Executive Directors
•  Approval of annual offerings of Sharesave and ESPP awards
•  Approval of the vesting outcome for Angus Russell’s 2011 and 2012 PSP awards
•  Preliminary review of the 2014 performance matrix for PSP awards to Executive Directors
•  Consideration of potential SAEs in relation to outstanding PSP performance cycles

Governance and other matters
•  Approval of the 2012 DRR
•  Consideration of trends in executive remuneration and corporate governance developments
•  Preparation of preliminary 2013 DRR including consideration of the Schedule 8 Regulations and review of shareholder and proxy advisory firm feedback on the 2012 DRR
•  Approval of approach to Autumn shareholder consultation exercise and review of shareholder and proxy advisory firm feedback
•  Review of the Committee’s term of reference
•  Review of the CEO, CFO and the Executive Committee’s shareholdings

Shareholder context for the Committee’s activities

The table below shows how shareholders voted on the advisory vote in relation to the 2012 DRR at the AGM on April 30, 2013. This endorsement of the current remuneration approach informed the Committee’s activities and decision-making in 2013.

For (including discretionary votes)%		Against	%	Votes cast as a % of relevant shares in issue	Withheld1
361,222,372	96.26%	14,042,536	3.74%	67.56%	12,225,569
1 Votes withheld are not a vote in law and are not counted in the calculation of the proportion of votes validly cast.

Advisors

In discharging its responsibilities in 2013, the Committee was materially assisted by those employees performing the roles of Human Resources Director and Vice President, Total Rewards. In addition, PricewaterhouseCoopers LLP (PwC), appointed by the Committee, continued to serve as independent external advisor to the Committee, following a competitive tendering process in early 2012. PwC also provided global consultancy services to the Company in 2013, primarily in respect of tax matters. Fees paid to PwC in relation to remuneration services provided to the Committee, totalled £201,200 in 2013 and were determined based on the scope and nature of the projects undertaken for the Committee.

The Committee is satisfied that the advice received by PwC in relation to executive remuneration matters during the year was independent. The Committee reviewed the potential for conflicts of interest and judged that there were appropriate safeguards against any potential conflicts. PwC is a member of the Remuneration Consultants’ Group which operates a code of conduct in relation to executive remuneration consulting in the UK.

Approval

This report was approved by the Board on February 24, 2014 and signed on its behalf by:

Anne Minto
Chairman of the Remuneration Committee

Non GAAP measures used in the Directors’ Remuneration Report

The Directors’ Remuneration Report contains financial measures not prepared in accordance with US GAAP. These measures are referred to as “Non GAAP” measures and include “Non GAAP EBITDA”, “EBITDA Growth”, and “Non GAAP operating income from continuing operations”. Non GAAP measures exclude the effect of certain cash and non-cash items, which Shire's management believes are not related to the core performance of Shire’s business. Shire’s Remuneration Committee uses these Non GAAP measures when assessing the performance and compensation of employees, including Shire’s Executive Directors. The most directly comparable measure under US GAAP for Non GAAP EBITDA and Non GAAP Operating Income from continuing operations is US GAAP Net Income.

The following table reconciles US GAAP Net Income to Non GAAP EBITDA:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December, 31
	(US$ in millions)
	2013	2012	2011
US GAAP Net Income	665.1	745.4	865.0
(Deduct) / add back:
Loss from discontinued operations net of tax	754.5	60.3	17.7
Equity in earnings of equity method investees, net of taxes	(3.9)	(1.0)	(2.5)
Income taxes	277.9	203.1	236.9
Other expense/ (income), net	3.9	2.2	(18.5)
Interest expense	38.1	38.2	39.1
Interest income	(2.1)	(3.0)	(1.9)
US GAAP Operating Income from continuing operations	1,733.5	1,045.2	1,135.8
Amortization	152.0	153.6	145.0
Depreciation	127.6	109.0	119.5
Asset impairments	27.0	197.9	16.0
Integration and acquisition costs	(134.1)	36.5	0.1
Divestments, reorganizations and discontinued operations	72.3	(18.1)	41.6
Legal and litigation costs	9.0	94.1	-
Non GAAP EBITDA	1987.3	1,618.2	1,458.0
Depreciation	(127.6)	(109.0)	(119.5)
Non GAAP Operating Income from continuing operations	1,859.7	1,509.2	1,338.5

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 14, 2014 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, and (iii) all current directors and executive officers of the Company as a group.  As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” regulations with respect to executive compensation disclosure in Item 11 of this annual report on Form 10-K and is not required thereunder to identify any “named executive officers”. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	Number of ordinary shares beneficially owned on February 14, 2014	Percent of ordinary shares (1)
Beneficial owner
BlackRock Inc. - 40 East 52nd Street, New York NY 10022	54,030,642	9.2%

Management
Matthew Emmens	110,490	*
Susan Kilsby	867	-
Dr. Flemming Ornskov	22,000	*
Graham Hetherington (2)	226,992	*
David Kappler	11,016	-
Dominic Blakemore	-	-
William Burns	975	*
Dr. Steven Gillis	927	*
Dr David Ginsburg	891	*
Anne Minto	3,206	*
David Stout	921	*
All Directors and Executive Officers of the Company (11 persons)	378,285	*

* Less than 1%

1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 14, 2014 (being 60 days after February 14, 2014) through the release of restricted shares and the exercise of any vested stock options and awards.

2.
Includes 87,744 restricted shares and 47,159 shares that could be acquired upon the exercise of vested but unexercised Stock Appreciation Right awards, assuming a share price of £32.19, the closing price on February 14, 2014.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2013, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	17,730,481	18.84	6,410,625

Equity compensation plans not approved by security holders	-	-	-
Total	17,730,481		6,410,625

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

Year to December 31,	2013	2012
	$’M	$’M
Audit fees (1)	4.0	3.0
Audit related fees(2)	-	0.1
Tax fees(3)	0.2	0.1
All other fees(4)	0.4	0.4
Total fees	4.6	3.6

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.
(2)	Audit-related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance and advice in various tax jurisdictions.
(4)	All other fees relate to advisory services provided to the Company’s Human Resources and Sales functions.

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

ITEM 15: Exhibits, financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2013 and 2012

Consolidated Statements of Income for each of the three years in the period ended December 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2013

Consolidated Statements of Changes in Equity for each of the three years in the period ended
December 31, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2013 and 2012

Statements of Income for each of the three years in the period ended December 31, 2013

Statements of Changes in Equity for each of the three years in the period ended December 31, 2013

Statements of Cash Flows for each of the three years in the period ended December 31, 2013

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013.

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

2.07	Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc. (7)
2.08	Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (8)
3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (9)
3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (10)
4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(11)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (12)
4.03	Form of Ordinary Share Certificate of Shire Limited. (13)
4.04	Form of American Depositary Receipt Certificate of Shire Limited. (14)
4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (15)
4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011 (16)
10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (17)
10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (18)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (19)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (20)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (21)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (22)
10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (23)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (24)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (25)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (26)
10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (27)
10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (28)
10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (29)
10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (30)
10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (31)
10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (32)
10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (33)
10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (34)
10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (35)
10.20	Form of Indemnity Agreement for Directors of Shire Limited. (36)
10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (37)
10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (38)
10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (39)
10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (40)
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

10.26	Service Agreement between Shire plc and Mr. Flemming Ornskov, dated October 24, 2012. (42)
10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (43)
10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (44)
10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (45)
21	List of Subsidiaries
23.1	Consent of Deloitte LLP
23.2	Consent of Deloitte LLP
31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of Graham Hetherington pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and Graham Hetherington pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.
(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.
(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.
(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.
(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.
(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.
(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.
(9)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.
(10)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on April 29, 2011.
(11)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.
(12)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.
(14)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.
(15)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.
(16)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.
(17)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.
(18)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.
(19)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.
(20)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.
(21)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.
(22)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.
(23)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.
(24)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.
(25)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.
(26)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.
(27)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.
(28)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.
(29)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.
(30)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.
(31)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(32)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.
(33)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.
(34)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.
(35)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.
(36)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.
(37)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.
(38)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.
(39)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.
(40)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.
(41)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.
(42)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.
(43)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.
(44)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.
(45)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as at December 31, 2013 and 2012	F4
Consolidated Statements of Income for each of the three years in the period to December 31, 2013	F6
Consolidated Statements of Comprehensive Income for each of the three years in the period to December 31, 2013	F8
Consolidated Statements of Changes in Equity for each of the three years in the period to December 31, 2013	F9
Consolidated Statements of Cash Flows for each of the three years in the period to December 31, 2013	F12
Notes to the Consolidated Financial Statements	F14

Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period to December 31, 2013	S1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as at December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as at December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992), by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom

February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as at December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992), by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as at December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as at and for the year ended December 31, 2013 of the Company and the Trust and our reports dated February 24, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom
February 24, 2014

SHIRE PLC
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2013	2012
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		2,239.4	1,482.2
Restricted cash		22.2	17.1
Accounts receivable, net	6	961.2	824.2
Inventories	7	455.3	436.9
Assets held for sale	8	31.6	-
Deferred tax asset	26	315.6	229.9
Prepaid expenses and other current assets	9	263.0	221.8
Total current assets		4,288.3	3,212.1

Non-current assets:
Investments		31.8	38.7
Property, plant and equipment, net	10	891.8	955.8
Goodwill	11	624.6	644.5
Other intangible assets, net	12	2,312.6	2,388.1
Deferred tax asset	26	141.1	46.5
Other non-current assets		32.8	31.5
Total assets		8,323.0	7,317.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	13	1,688.4	1,501.5
Other current liabilities	14	119.5	144.1
Total current liabilities		1,807.9	1,645.6

Non-current liabilities:
Convertible bonds	15	-	1,100.0
Deferred tax liability	26	560.6	520.8
Other non-current liabilities	17	588.5	241.6
Total liabilities		2,957.0	3,508.0
Commitments and contingencies	18	-	-

SHIRE PLC
CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
		2013	2012
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 597.5 million shares issued and outstanding (2012: 1,000 million shares authorized; and 562.5 million shares issued and outstanding)	22	58.6	55.7
Additional paid-in capital		4,186.3	2,981.5
Treasury stock: 13.4 million shares (2012: 10.7 million shares)	22	(450.6)	(310.4)
Accumulated other comprehensive income	19	110.2	86.9
Retained earnings		1,461.5	995.5
Total equity		5,366.0	3,809.2
Total liabilities and equity		8,323.0	7,317.2

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME

		2013	2012	2011
Revenues:	Notes	$’M	$’M	$’M
Product sales		4,757.5	4,252.9	3,844.9
Royalties		153.7	241.6	283.5
Other revenues		23.1	32.9	29.7
Total revenues		4,934.3	4,527.4	4,158.1

Costs and expenses:
Cost of product sales		670.8	585.8	551.7
Research and development(1)		933.4	953.0	764.5
Selling, general and administrative (1)		1,651.3	1,948.0	1,675.7
Goodwill impairment charge	11	7.1	-	-
(Gain)/loss on sale of product rights	4	(15.9)	(18.1)	6.0
Reorganization costs	5	88.2	-	24.3
Integration and acquisition costs	3	(134.1)	13.5	0.1
Total operating expenses		3,200.8	3,482.2	3,022.3

Operating income from continuing operations		1,733.5	1,045.2	1,135.8
Interest income		2.1	3.0	1.9
Interest expense		(38.1)	(38.2)	(39.1)
Other (expense)/income, net		(3.9)	(2.2)	18.5
Total other expense, net		(39.9)	(37.4)	(18.7)

Income from continuing operations before income taxes and equity in earnings of equity method investees		1,693.6	1,007.8	1,117.1
Income taxes	26	(277.9)	(203.1)	(236.9)
Equity in earnings of equity method investees, net of taxes		3.9	1.0	2.5
Income from continuing operations, net of taxes		1,419.6	805.7	882.7
Loss from discontinued operations, net of taxes1	8	(754.5)	(60.3)	(17.7)
Net income		665.1	745.4	865.0

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $19.9 million (2012: $71.2 million, 2011: $16.0 million) for the year to December 31, 2013. Selling, general and administrative (“SG&A”) costs include amortization and impairment charges of intangible assets relating to intellectual property rights acquired of $152.0 million for the year to December 31, 2013 (2012: $280.3 million, 2011: $145.0 million).

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME (continued)

	Notes	2013		2012		2011
Earnings per ordinary share - basic
Earnings from continuing operations		257.2	c	145.1	c	160.1	c
Loss from discontinued operations	1	(136.7c	)	(10.9c	)	(3.2c	)
Earnings per ordinary share - basic		120.5	c	134.2	c	156.9	c

Earnings per ordinary share - diluted
Earnings from continuing operations		245.3	c	141.0	c	153.9	c
Loss from discontinued operations	1	(127.8c	)	(10.1c	)	(3.0c	)
Earnings per ordinary share - diluted		117.5	c	130.9	c	150.9	c

Weighted average number of shares (millions):
Basic	23	552.0		555.4		551.1
Diluted	23	590.3		593.5		595.4

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		2013	2012	2011
		$'M	$'M	$'M

Net income		665.1	745.4	865.0
Other comprehensive income:
	Foreign currency translation adjustments	25.3	23.7	(24.0)
	Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $0.1 million, $2.5 million and $0.2 million)	(2.0)	2.9	16.2
	Other than temporary impairment of available-for-sale securities (net of taxes of $nil in all periods)	-	-	2.4
1	Realized gain on divestment of available-for-sale securities (net of taxes of $nil, $nil and $3.5 million)	-	-	(20.0)
Comprehensive income		688.4	772.0	839.6

The components of accumulated other comprehensive income as at December 31, 2013 and December 31, 2012 are as follows:

	December 31,	December 31,
	2013	2012
	$’M	$’M
Foreign currency translation adjustments	110.4	85.1
Unrealized holding (loss)/gain on available-for-sale securities, net of taxes	(0.2)	1.8
Accumulated other comprehensive income	110.2	86.9

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2013	562.5	55.7	2,981.5	(310.4)	86.9	995.5	3,809.2
Net income	-	-	-	-	-	665.1	665.1
Other comprehensive income, net of tax	-	-	-	-	23.3	-	23.3
Options exercised	1.2	0.1	16.1	-	-	-	16.2
Convertible Bonds conversion to Ordinary Shares	33.8	2.8	1,098.7	-	-	-	1,101.5
Share-based compensation	-	-	78.1	-	-	-	78.1
Tax benefit associated with exercise of stock options	-	-	11.9	-	-	-	11.9
Shares purchased by employee benefit trust ("EBT")	-	-	-	(50.0)	-	-	(50.0)
Shares purchased under share buy-back program	-	-	-	(193.8)	-	-	(193.8)
Shares released by EBT to satisfy exercise of stock options	-	-	-	103.6	-	(102.7)	0.9
Dividends	-	-	-	-	-	(96.4)	(96.4)
As at December 31, 2013	597.5	58.6	4,186.3	(450.6)	110.2	1,461.5	5,366.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2013 Shire plc declared and paid dividends of 17.60 US cents per ordinary share (equivalent to 52.80 US cents per ADS) totalling $96.4 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2012	562.5	55.7	2,853.3	(287.2)	60.3	502.9	3,185.0
Net income	-	-	-	-	-	745.4	745.4
Other comprehensive income, net of tax	-	-	-	-	26.6	-	26.6
Options exercised	-	-	0.1	-	-	-	0.1
Share-based compensation	-	-	88.0	-	-	-	88.0
Tax benefit associated with exercise of stock options	-	-	40.1	-	-	-	40.1
Shares purchased by EBT	-	-	-	(99.3)	-	-	(99.3)
Shares purchased under Share buy-back program	-	-	-	(106.5)	-	-	(106.5)
Shares released by EBT to satisfy exercise of stock options	-	-	-	182.6	-	(166.5)	16.1
Dividends	-	-	-	-	-	(86.3)	(86.3)
As at December 31, 2012	562.5	55.7	2,981.5	(310.4)	86.9	995.5	3,809.2

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2012 Shire plc declared and paid dividends of 15.32 US cents per ordinary share (equivalent to 45.96 US cents per ADS) totaling $86.3 million.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions of US dollars except share data)

	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Accumulated deficit $'M	Total equity $'M
As at January 1, 2011	562.2	55.7	2,746.4	(276.1)	85.7	(160.3)	2,451.4
Net income	-	-	-	-	-	865.0	865.0
Other comprehensive income, net of tax	-	-	-	-	(25.4)	-	(25.4)
Options exercised	0.3	-	0.7	-	-	-	0.7
Share-based compensation	-	-	76.8	-	-	-	76.8
Tax benefit associated with exercise of stock options	-	-	29.4	-	-	-	29.4	1
Shares purchased by EBT	-	-	-	(151.8)	-	-	(151.8)
Shares released by EBT to satisfy exercise of stock options	-	-	-	140.7	-	(128.0)	12.7
Dividends	-	-	-	-	-	(73.8)	(73.8)
As at December 31, 2011	562.5	55.7	2,853.3	(287.2)	60.3	502.9	3,185.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2011 Shire plc declared and paid dividends of 13.33 US cents per ordinary share (equivalent to 39.99 US cents per ADS) totaling $73.8 million.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012	2011
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	665.1	745.4	865.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324.4	308.6	294.8
Share based compensation	77.4	87.1	75.7
Change in fair value of contingent consideration	(159.1)	9.2	-
Impairment of intangible assets	19.9	197.9	16.0
Goodwill impairment charge1	198.9	-	-
Impairment of assets held for sale	636.9	-	-
Write down of assets	58.2	0.9	-
Gain on sale of non-current investments	-	-	(23.5)
(Gain)/loss on sale of product rights	(15.9)	(18.1)	6.0
Other, net	8.3	7.4	16.1
Movement in deferred taxes	(349.9)	(58.3)	(14.5)
Equity in earnings of equity method investees	(3.9)	(1.0)	(2.5)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(148.3)	22.2	(134.0)
Increase in sales deduction accruals	177.5	42.7	80.5
Increase in inventory	(36.6)	(88.2)	(64.4)
Increase in prepayments and other assets	(60.9)	(14.5)	(36.8)
Increase/(decrease) in accounts payable and other liabilities	67.9	136.7	(10.0)
Returns on investment from joint venture	3.1	4.9	5.2
Net cash provided by operating activities (A)	1,463.0	1,382.9	1,073.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(5.3)	3.5	6.2
Purchases of subsidiary undertakings and businesses, net of cash acquired	(227.8)	(97.0)	(725.0)
Purchases of non-current investments	(10.6)	(18.0)	(10.7)
Purchases of property, plant and equipment ("PP&E")	(157.0)	(149.6)	(194.3)
Purchases of intangible assets	-	(43.5)	(5.2)
Proceeds from disposal of non-current investments and PP&E	12.1	7.2	106.0
Proceeds received on sale of product rights	19.2	17.8	12.0
Return on equity investments	5.4	-	-
Other, net	3.1	8.6	1.8
Net cash used in investing activities (B)	(360.9)	(271.0)	(809.2)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2013	2012	2011
	$’M	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to acquire shares under share buy-back program	(193.8)	(106.5)	-
Payment of dividend	(96.4)	(86.3)	(73.8)
Payments to acquire shares by the Employee Benefit Trust ("EBT")	(50.0)	(99.3)	(151.8)
Proceeds from exercise of options	17.2	16.2	13.4
Proceeds from drawing of revolving credit facility ("RCF")	-	-	30.0
Repayment of RCF	-	-	(30.0)
Repayment of debt acquired through business combinations	(6.0)	-	(13.1)
Facility arrangement fee	(13.9)	-	-
Excess tax benefit associated with exercise of stock options	13.4	40.7	31.4
Contingent consideration payments	(14.1)	(5.8)	-
Other, net	(1.0)	(3.3)	(1.5)
Net cash used in financing activities(C)	(344.6)	(244.3)	(195.4)
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(0.3)	(5.4)	0.4
Net increase in cash and cash equivalents (A+B+C+D)	757.2	862.2	69.4
Cash and cash equivalents at beginning of period	1,482.2	620.0	550.6
Cash and cash equivalents at end of period	2,239.4	1,482.2	620.0

Supplemental information associated with continuing
operations:

	2013	2012	2011
	$’M	$’M	$’M
Interest paid	(29.9)	(34.6)	(33.3)
Income taxes paid	(290.2)	(199.2)	(286.1)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions of US dollars, except where indicated)

1.	Description of operations

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a leading specialty biopharmaceutical company that focuses on developing and marketing innovative specialty medicines that address significant unmet patient needs.

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

(b)	Use of estimates in consolidated financial statements

The preparation of consolidated financial statements, in conformity with US GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from product divestments, contingent consideration payable in respect of business combinations and asset purchases and assets held for sale. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $60.9 million, $85.8 million and $122.5 million for the years to December 31, 2013, 2012 and 2011 respectively and were included within Selling, general and administrative (“SG&A”) expenses.

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

Foreign currency exchange transaction losses included in consolidated statements of income in the years to December 31, 2013, 2012 and 2011 amounted to $8.7 million, $3.5 million and $2.1 million, respectively.

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

Basic earnings per share is based upon net income attributable to Shire plc divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income attributable to Shire plc adjusted for the impact of interest expense on convertible debt on an “if-converted” basis (when the effect is dilutive and prior to the actual conversion or redemption of debt) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares equivalents that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.

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

Cash and cash equivalents are defined as short term highly liquid investments with original maturities of ninety days or less.

(q)	Financial instruments - derivatives

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk associated with intercompany financing. These instruments consist of swap and forward foreign exchange contracts. The Company does not apply hedge accounting for these instruments. The fair values of these instruments are included on the balance sheet in current assets / liabilities, with changes in the fair value recognized in the consolidated statements of income. The cash flows relating to these instruments are presented within net cash provided by operating activities in the consolidated statement of cash flows, unless the derivative instruments are economically hedging specific investing or financing activities.

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

An asset or asset disposal group is classified as held-for-sale when, amongst other things, the Company has committed to a plan of disposition, the asset or asset disposal group is available for immediate sale, and the plan is not expected to change significantly. Assets held-for-sale are carried at the lower of their carrying amount or fair value less cost to sell.

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

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in other income, net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included as interest income.

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

Goodwill is not amortized, but instead is reviewed for impairment, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For the purpose of assessing the carrying value of goodwill for impairment, goodwill is allocated at the Company’s reporting unit level. Events or changes in circumstances which could trigger an impairment review include but are not limited to: significant underperformance of a reporting unit relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of acquired assets or the strategy for the overall business; and significant negative industry trends.

Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit's net assets (including allocated goodwill) to the fair value of the reporting unit. If the reporting unit's carrying amount is greater than its fair value, a second step is performed whereby the portion of the reporting unit’s fair value relating to goodwill is compared to the carrying value of the reporting unit’s goodwill. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its estimated fair value. In the year to December 31, 2013 the Company has recorded an impairment charge of $198.9 million related to the goodwill allocated to the Company’s former Regenerative Medicine (“RM”) reporting unit. See Note 11 for further details.

(ii)	Other intangible assets
Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream, acquired product technology and IPR&D.  Intellectual property rights for currently marketed products and acquired product technology are recorded at fair value and amortized over the estimated useful life of the related product, which ranges from 1 to 20 years (weighted average 10.1 years). IPR&D acquired through a business combination is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated R&D efforts. IPR&D is reviewed for impairment using a “one-step” approach which compares the fair value of the IPR&D asset with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the IPR&D asset. Once the R&D efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

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

Disclosure about offsetting assets and liabilities

In December 2011 the FASB issued guidance on disclosures about offsetting assets and liabilities. In January 2013 the FASB amended the previous guidance to clarify the scope of guidance issued in December 2011. The amended guidance requires entities to disclose both gross and net information about derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with FASB guidance on topics “Balance Sheet” and “Derivatives and Hedging” or subject to an enforceable master netting arrangement or similar agreement; to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows. Enhanced disclosure of balance sheet offsetting as required by this guidance is included in Note 20.

Amounts reclassified out of Comprehensive Income

In February 2013 the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires entities to provide information about the amount reclassified out of comprehensive income by component and present either on the face of the financial statements or in the notes, significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The guidance has been adopted prospectively from January 1, 2013. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Presentation of an unrecognized tax benefit

In July 2013 the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance requires entities to present an unrecognized tax benefit or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows: to the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company has adopted this guidance in the period. The adoption of the guidance did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

(y)	Statutory accounts

The consolidated financial statements as at December 31, 2013 and 2012, and for each of the three years in the period to December 31, 2013 do not comprise statutory accounts within the meaning of Section 434 of the UK Companies Act 2006 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2012 prepared under UK GAAP and in compliance with Jersey law have been delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year ended December 31, 2012 prepared in accordance with US GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2013 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2014. The Company further expects to file the consolidated accounts of the Company for the year to December 31, 2013, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2014.

3.	Business combinations

Acquisition of ViroPharma Inc. (“ViroPharma”)

On November 11, 2013, Shire signed a definitive agreement to acquire all of the outstanding share capital of ViroPharma for $50 per share in cash or approximately $4,200 million. The transaction was completed on January 24, 2014 at which time ViroPharma became a wholly-owned subsidiary.

ViroPharma is a high growth, rare disease biopharmaceutical company, whose commercial product CINRYZE (C1 esterase inhibitor [human]), is a leading brand for the prophylactic treatment of Hereditary Angioedema (“HAE”).

The acquisition of ViroPharma will be accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from ViroPharma will be recorded at the date of acquisition, at their fair value. Shire’s consolidated financial statements will reflect these fair values at, and the results of ViroPharma will be included in Shire’s consolidated statement of income from, January 24, 2014. As the initial accounting for the business combination has not yet been completed, further disclosure relating to this acquisition will be included in the Company’s Form 10-Q for the three months ended March 31, 2014.

In the year to December 31, 2013 the Company expensed costs of $12.8 million (2012: $nil) relating to the acquisition of ViroPharma, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of SARcode Bioscience Inc. (“SARcode”)

On April 17, 2013 Shire completed the acquisition of 100% of the outstanding share capital of SARcode. The acquisition date fair value of consideration totaled $368 million, comprising cash consideration paid on closing of $151 million and the acquisition date fair value of contingent consideration payable of $217 million. Following top-line Phase 3 study results in December 2013, the maximum amount of contingent cash consideration which may now be payable by Shire in future periods is $225 million dependent upon achievement of certain net sales milestones.

This acquisition brings the global rights of a new Phase 3 compound, Lifitegrast, currently under development for the treatment of Dry Eye disease, into Shire’s portfolio. Top-line results from OPUS-2, a Phase 3 efficacy and safety study of 5.0% Lifitegrast ophthalmic solution, were announced on December 6, 2013. Shire intends to investigate the full data from OPUS-2 and is planning further interactions with the FDA in the first half of 2014 in order to advance this program.

The acquisition of SARcode has been accounted as a business combination using the acquisition method. The assets and liabilities assumed from SARcode have been recorded at their fair values at the date of acquisition, being April 17, 2013. The Company’s consolidated financial statements and results of operations include the results of SARcode from April 17, 2013. In the year to December 31, 2013 the Company’s consolidated income statement includes pre-tax losses of $26.0 million in relation to the post acquisition results of SARcode.

The purchase price has been allocated to acquired in process research and development (“IPR&D”) in respect of Lifitegrast ($412 million), net current liabilities assumed ($8.2 million), net non-current liabilities assumed, including deferred tax liabilities ($122.4 million) and goodwill ($86.6 million). This acquisition resulted in goodwill of $86.6 million, which is not deductible for tax purposes. Goodwill includes the value of the assembled workforce and the related scientific expertise in ophthalmology which allows for potential expansion into a new therapeutic area.

In the year to December 31, 2013 the Company recorded a net credit of $170.7 million (2012: $nil) within Integration and acquisition costs relating to the acquisition of SARcode. This amount principally comprises a credit of $176.0 million on re-measuring the fair value of the contingent consideration payable following OPUS-2 trial results. In addition, acquisition and integration costs related to SARcode amounted to $5.3 million.

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

The acquisition of Premacure has been accounted for as a business combination using the acquisition method. The assets and the liabilities assumed from Premacure have been recorded at their fair values at the date of acquisition, being March 8, 2013. The Company’s consolidated financial statements and results of operations include the results of Premacure from March 8, 2013.

The purchase price has been allocated to acquired IPR&D in respect of PREMIPLEX ($151.8 million), net current liabilities assumed ($11.7 million), net non-current liabilities assumed, including deferred tax liabilities ($29.5 million) and goodwill ($29.6 million). This acquisition resulted in goodwill of $29.6 million, which is not deductible for tax purposes.

In the year to December 31, 2013 the Company expensed costs of $9.5 million (2012: nil) relating to the acquisition of Premacure (including charges related to the change in fair value of contingent consideration payable), which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of Lotus Tissue Repair, Inc. (“Lotus Tissue Repair”)

On February 12, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Lotus Tissue Repair. The acquisition date fair value of consideration totaled $174.2 million, comprising cash consideration paid on closing of $49.4 million, and the fair value of contingent consideration payable of $124.8 million.  The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $275 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain pre-clinical and clinical development milestones.

Lotus Tissue Repair is developing a proprietary recombinant form of human collagen Type VII (“rC7”) as the first and only intravenous protein replacement therapy currently being investigated for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”).  DEB is a devastating orphan disease for which there is no currently approved treatment option other than palliative care. The acquisition adds to Shire’s pipeline a late stage pre-clinical product for the treatment of DEB with global rights.

The acquisition of Lotus Tissue Repair has been accounted for as a business combination using the acquisition method. The assets and the liabilities assumed from Lotus Tissue Repair have been recorded at their fair values at the date of acquisition, being February 12, 2013. The Company’s consolidated financial statements and results of operations include the results of Lotus Tissue Repair from February 12, 2013.

The purchase price has been allocated to acquired IPR&D in respect of rC7 ($176.7 million), net current assets assumed ($6.8 million), net non-current liabilities assumed, including deferred tax liabilities ($63.4 million) and goodwill ($54.1 million). This acquisition resulted in goodwill of $54.1 million, which is not deductible for tax purposes.

In the year to December 31, 2013 the Company expensed costs of $2.3 million (2012: $0.5 million) relating to the acquisition of Lotus Tissue Repair, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

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

The acquisition of FerroKin adds global rights to a Phase 2 product, SHP 602 (formerly referred to as FBS0701), to Shire’s pipeline. SHP 602 is intended to serve a chronic patient need for treatment of iron overload following numerous blood transfusions. Together with the Company’s collaboration with Sangamo Biosciences Inc. (“Sangamo”), this acquisition is a strategic step in building Shire’s hematology business, which already includes XAGRID and a growing development pipeline.

The acquisition of FerroKin has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from FerroKin have been recorded at their fair values at the date of acquisition, being April 2, 2012. The Company’s consolidated financial statements and results of operations include the results of FerroKin from April 2, 2012. In the year to December 31, 2012 the Company included pre-tax losses of $19.1 million, for FerroKin within its consolidated statement of income.

The purchase price has been allocated to acquired in-process research and development (“IPR&D”) in respect of SHP602 ($166.0 million), net current liabilities assumed ($6.6 million), net non-current liabilities assumed (including deferred tax liabilities) ($46.2 million) and goodwill ($46.1 million). Goodwill arising of $46.1 million is not deductible for tax purposes.

In the year to December 31, 2013 the Company expensed costs of $10.4 million (2012: $12.1 million) relating to the FerroKin acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

Acquisition of certain assets & liabilities of Pervasis Therapeutics, Inc. (“Pervasis”)

On April 19, 2012 Shire acquired substantially all the assets and certain liabilities of Pervasis. The acquisition date fair value of the consideration totaled $26.1 million, comprising cash consideration paid on closing of $2.5 million and the fair value of contingent consideration payable of $23.6 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is up to $169.5 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain clinical development, regulatory and net sales milestones. The acquisition adds SHP613 (formerly VASCUGEL) to Shire’s pipeline. SHP613 is currently in Phase 2 development for acute vascular repair, focused on improving hemodialysis access for patients with end-stage renal disease.

The acquisition has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from Pervasis have been recorded at their fair values at the date of acquisition, being  April 19, 2012. The Company’s consolidated financial statements and results of operations include the results of the assets acquired and the liabilities assumed from Pervasis from April 19, 2012. The purchase price has been allocated to acquired IPR&D (principally for VASCUGEL) ($24.3 million), current liabilities assumed ($0.2 million) and goodwill ($2.0 million). Goodwill arising of $2.0 million is not deductible for tax purposes.

Acquisition of Advanced BioHealing, Inc. (“ABH”)

On June 28, 2011 Shire completed its acquisition of 100% of the outstanding shares and other equity instruments of ABH. The fair value of cash consideration paid by the Company during 2011 was $739.6 million.

On January 16, 2014, the Company sold and transferred certain of the assets relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT to Organogenesis Inc. For further information, see Note 8, “Results of discontinued operations and other assets held for sale” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

The acquisition of ABH was accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from ABH have been recorded at their fair values at the date of acquisition, being June 28, 2011. The determination of final fair values was completed on June 28, 2012. The Company’s consolidated financial statements and results of operations include the results of ABH from June 28, 2011. The amount of ABH’s revenues and pre-tax losses included in the Company’s consolidated statement of income for the year ended December 31, 2011 were $105.3 million and $15.3 million (after intangible asset amortization of $20.0 million) respectively.

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

Supplemental disclosure of pro forma information

The unaudited pro forma financial information to present the combined results of the operations of Shire, SARcode, Premacure and Lotus Tissue Repair are not provided as the impacts of these acquisitions were not material to the Company’s results of continuing operations for any period presented.

4.	Divestment of product rights

On October 1, 2010 the Company completed the divestment of DAYTRANA to Noven (Noven developed and manufactures DAYTRANA, and Shire licensed DAYTRANA from Noven in 2003). No consideration was received at the time of divestment, however consideration is receivable from Noven dependent on DAYTRANA’s performance in the period subsequent to divestment. On divestment Shire recorded the fair value of contingent consideration receivable from

Noven within current and non-current assets. During the year to December 31, 2013 the Company recognized a gain of $15.9 million (2012: gain of $18.1 million, 2011: loss of $6.0 million) due to changes in the fair value of this contingent consideration. At December 31, 2013 the Company has recorded a receivable based on the fair value of future contingent consideration totaling $36.1 million (2012: $39.2 million), split between current assets $9.6 million (2012: $11.6 million) and non-current assets $26.5 million (2012: $27.6 million).

5.	Reorganization costs

Turnhout, Belgium Site Closure

On January 23, 2013 Shire announced that it had decided to proceed with a collective dismissal and business closure at its site in Turnhout, Belgium. This decision follows the conclusion of an information and consultation process. Shire will continue to sell RESOLOR in Europe and the supply of RESOLOR for patients in Europe who rely on the medicine will not be affected. The closure of the Turnhout site was completed during 2013. In the year to December 31, 2013 the Company incurred reorganization costs totaling $23.6 million, relating to employee involuntary termination benefits and other re-organization costs.

One Shire business reorganization

On May 2, 2013, the Company announced that there would be a reorganization of the business to integrate the three divisions into a simplified One Shire organization in order to drive future growth and innovation.

On November 7, 2013 the Company announced that, as part of the One Shire reorganization, the Company had undertaken a review of all of Shire’s pipeline programs to identify those projects that fit with Shire’s new strategic direction and have an acceptable likelihood of success. Shire’s pre-clinical investments will now be primarily focused on Rare Diseases, meaning that the majority of other pre-clinical projects will not continue. Several clinical programs have also been discontinued. The impact of the prioritization and rationalization of the Company’s development portfolio means many of the R&D programs currently run from Basingstoke, UK will cease. Taken together with the overall streamlining of the R&D organization, this has resulted in a significant number of R&D roles in Basingstoke being eliminated and some positions being re-located. A small number of functional roles that support R&D in Basingstoke have also been affected.

In addition the Company also announced plans to relocate its international commercial hub from Nyon, Switzerland to Zug, Switzerland. All Nyon-based employees have been impacted by the One Shire transition and the proposed move to Zug. Shire is planning for the new Zug office to be ready for occupancy in summer 2014, and will phase out the Nyon office over a reasonable period of time to enable employees and their families to manage their re-locations.

In the year to December 31, 2013 the Company incurred reorganization costs totaling $64.6 million, relating to employee involuntary termination benefits and other reorganization costs. The One Shire reorganization is expected to be substantially completed by the end of 2014. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $150 million will be expensed as incurred during 2014.

The liability for reorganization costs arising on the closure of Company’s site in Turnhout, Belgium and the One Shire business reorganization at December 31, 2013 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		December 31,
	2013	organization	Paid/Utilized	2013
	$'M	$'M	$'M	$'M
Involuntary termination benefits	-	44.7	(29.4)	15.3
Other reorganization costs	-	43.5	(34.0)	9.5
	-	88.2	(63.4)	24.8

At December 31, 2013 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($24.8 million).

6.	Accounts receivable, net

Accounts receivable at December 31, 2013 of $961.2 million (December 31, 2012: $824.2 million), are stated net of a provision for discounts and doubtful accounts of $47.9 million (December 31, 2012: $41.7 million, December 31, 2011: $31.1 million).

Provision for discounts and doubtful accounts:

	2013	2012	2011
	$’M	$’M	$’M
As at January 1,	41.7	31.1	23.4
Provision charged to operations	306.8	283.3	240.8
Provision utilization	(300.6)	(272.7)	(233.1)
As at December 31,	47.9	41.7	31.1

At December 31, 2013 accounts receivable included $37.8 million (December 31, 2012: $38.5 million) related to royalty income.

7.	Inventories

Inventories are stated at the lower of cost or market and comprise:

	December 31,	December 31,
	2013	2012
	$’M	$’M
Finished goods	156.6	124.4
Work-in-progress	240.5	220.6
Raw materials	58.2	91.9
	455.3	436.9

8.	Results of discontinued operations and assets held for sale

On January 16, 2014 the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Organogenesis Inc. (the “Purchaser” or “Organogenesis”), pursuant to which, on January 16, 2014 the Company sold and transferred to the Purchaser certain of the assets (the “Transferred Assets”) relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT (the “Business”), and the Purchaser assumed certain of the liabilities relating to the Business. The Company will receive no upfront payment from the Purchaser but is entitled to receive total milestone payments of up to $300 million in cash if the Purchaser meets certain annual net sales targets during the five consecutive calendar years ending with the calendar year ending December 31, 2018.

The Transferred Assets include intellectual property relating to DERMAGRAFT, including patents, trademarks and know-how, regulatory filings and registrations relating to DERMAGRAFT ($611.4 million), certain manufacturing plant, equipment and materials relating to the Business ($29.1 million), and DERMAGRAFT product inventory ($16.2 million) and accounts receivable ($11.8 million). The Company is generally retaining liabilities incurred prior to the date of the Asset Purchase Agreement relating to the DERMAGRAFT business, including the previously disclosed investigation by the US Department of Justice relating to the sales and marketing practices of Advanced Biohealing, Inc. (“ABH”).

The Transferred Assets have been measured at their fair value less costs to sell, amounting to $31.6 million, and are presented within “Assets held-for-sale” in the consolidated balance sheet as at December 31, 2013. The fair value of these assets was determined using the income approach, which used significant unobservable (Level 3) inputs (see Note 21 for further details).

On October 22, 2013 Shire announced that it had decided to discontinue the construction of its new manufacturing facility in San Diego. Shire is currently assessing disposal options for this facility. In the year to December 31, 2013, the Company recorded charges of $99.6 million, comprising charges to write down the carrying value of the assets related to this manufacturing facility, accruals for non-cancellable contractual costs in relation to the construction, and a provision for the onerous land lease. These costs have been presented within discontinued operations in the consolidated income statement.

The operating results associated with the DERMAGRAFT business, including the costs of discontinuing the second manufacturing facility, have been classified as discontinued operations in the consolidated statements of income for all periods presented.

The components of discontinued operations which relate to the DERMAGRAFT business are as follows:

	2013	2012	2011
Revenues:	$’M	$’M	$’M
Product revenues	89.8	153.8	105.3
Loss from discontinued operations before income taxes	(1,080.9)	(96.4)	(27.0)
Income taxes	326.4	36.1	9.3
Loss from discontinued operations, net of taxes	(754.5)	(60.3)	(17.7)

The loss from discontinued operations before income taxes in 2013 includes: $191.8 million, being the proportion of the RM reporting unit goodwill impairment charge (recorded in the first quarter of 2013) that relates to the DERMAGRAFT business, $636.9 million being the impairment charge recorded upon re-measurement of the divested assets to their fair value less costs to sell in the fourth quarter of 2013, and $99.6 million being amounts previously recorded to Reorganization costs in relation to the DERMAGRAFT business.

9.	Prepaid expenses and other current assets

	December 31,	December 31,
	2013	2012
	$’M	$’M
Prepaid expenses	29.4	31.7
Income tax receivable	177.4	130.6
Value added taxes receivable	14.5	20.9
Other current assets	41.7	38.6
	263.0	221.8

10.	Property, plant and equipment, net

	December 31,	December 31,
	2013	2012
	$’M	$’M
Land and buildings	695.0	701.2
Office furniture, fittings and equipment	467.0	383.8
Warehouse, laboratory and manufacturing equipment	276.2	287.2
Assets under construction	45.6	93.8
	1,483.8	1,466.0
Less: Accumulated depreciation	(592.0)	(510.2)
	891.8	955.8

Depreciation expense for the years to December 31, 2013, 2012 and 2011 was $127.6 million, $109.0 million, and $119.5 million respectively.

11.	Goodwill

	December 31,	December 31,
	2013	2012
	$’M	$’M
Goodwill arising on businesses acquired	624.6	644.5

In the year to December 31, 2013 the Company completed the acquisitions of SARcode, Premacure and Lotus Tissue Repair, which resulted in goodwill of $86.6 million, $29.6 million and $54.1 million, respectively (see Note 3 for details).

As a result of the re-alignment of the business into a simplified One Shire organization, the Company now comprises one operating and one reportable segment (see note 24 for further details).

	2013	2012
	$’M	$’M
As at January 1,	644.5	592.6
Acquisitions	170.3	48.1
Goodwill impairment charge related to continuing operations	(7.1)	-
Goodwill impairment charge related to DERMAGRAFT business and transferred to discontinued operations	(191.8)	-
Foreign currency translation	8.7	3.8
As at December 31,	624.6	644.5

Goodwill is tested for impairment at least annually as at October 1 each year. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may not be recoverable.

In the first quarter of 2013 the Company identified circumstances which indicated that the carrying value of goodwill in the Company’s former RM reporting unit may not be recoverable, which triggered an impairment test in advance of the annual testing date.

Those circumstances included the results of an independent market research study of the DERMAGRAFT sales potential, commissioned by the Company, which was finalized late in the first quarter of 2013. In addition, the recently completed restructuring of the RM sales and marketing organization and the implementation of a new commercial model had a more pronounced impact than previously expected. As a result of those and other factors forecast future sales were lower than at the time of acquisition.

The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the former RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the former RM reporting unit. The RM goodwill impairment charge is not deductible for tax purposes. Accumulated goodwill impairment as at December 31, 2013 was $198.9 million (December 31, 2012: $nil).

The Company determined the estimated fair value of the former RM reporting unit using discounted cash flow analyses, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, expected cash flows for the period from March 31, 2013 to December 31, 2023 and the associated discount rate of 15.1%, which was derived from management’s best estimate of the after-tax weighted average cost of capital for the RM reporting unit.

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

Following the divestment of DERMAGRAFT (see Note 8) the Company has reclassified the Goodwill and related accumulated impairment of $191.8 million (being the portion of the former RM reporting unit goodwill impairment charge that relates to the DERMAGRAFT business) to discontinued operations.

12.	Other intangible assets, net

	December 31,	December 31,
	2013	2012
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	2,573.3	2,462.0
Acquired product technology	-	710.0
Other intangible assets	46.1	44.5
	2,619.4	3,216.5
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	951.5	231.0
	3,570.9	3,447.5

Less: Accumulated amortization	(1,258.3)	(1,059.4)
	2,312.6	2,388.1

The change in the net book value of other intangible assets for the year to December 31, 2013 and 2012 is shown in the table below:

	Other intangible assets
	2013	2012
	$’M	$’M
As at January 1,	2,388.1	2,493.0
Acquisitions	731.8	281.6
Amortization charged	(152.0)	(153.6)
Amortization charged on DERMAGRAFT product technology, presented within discontinued operations in the consolidated income statement	(39.4)	(40.5)
Impairment charges	(19.9)	(197.9)
Reclassification of DERMAGRAFT product technology to assets held for sale	(611.4)	-
Foreign currency translation	15.4	5.5
As at December 31,	2,312.6	2,388.1

In the year to December 31, 2013 the Company acquired intangible assets totaling $731.8 million, relating to intangible assets acquired with SARcode, Premacure and Lotus Tissue Repair (see Note 3 for further details).

In the second quarter of 2013 the Company reviewed certain intangible assets acquired through Movetis N.V. (“Movetis”) for impairment and recognized an impairment charge of $19.9 million (2012: $197.9 million) in the consolidated income statement, to write-down these assets to their fair value. The fair values of these assets were determined using the income approach, which used significant unobservable (Level 3) inputs (see Note 21 for further details).

Following the divestment of DERMAGRAFT (see Note 8) the Company has reclassified $611.4 million of intangible assets related to the DERMAGRAFT product technology to assets held for sale.

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2013 will be approximately $127 million for each of the five years to December 31, 2018. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

13.	Accounts payable and accrued expenses

	December 31,	December 31,
	2013	2012
	$’M	$’M
Trade accounts payable and accrued purchases	202.6	208.1
Accrued rebates – Medicaid	549.1	455.6
Accrued rebates – Managed care	258.1	184.9
Sales return reserve	98.8	90.5
Accrued bonuses	130.9	109.0
Accrued employee compensation and benefits payable	79.4	64.5
R&D accruals	69.6	73.5
Provisions for litigation losses and other claims	71.7	118.2
Other accrued expenses	228.2	197.2
	1,688.4	1,501.5

14.	Other current liabilities

	December 31,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	69.0	78.4
Value added taxes	15.8	23.6
Contingent consideration payable	12.9	16.0
Other current liabilities	21.8	26.1
	119.5	144.1

15.	Convertible bonds

Shire 2.75% Convertible Bonds due 2014

On May 9, 2007 Shire issued $1,100 million in principal amount of 2.75% convertible bonds due in 2014 and convertible into fully paid ordinary shares of Shire plc (the “Bonds”). As of December 31, 2013 all of the Bonds had been converted or redeemed as described below.

On November 26, 2013, Shire issued an optional redemption notice under the Trust Deed to the holders of the Bonds. The aggregate outstanding principal amount of the Bonds on November 25, 2013, the last practicable date prior to the date of the optional redemption notice, was $1,075,070,000. The last day on which holders were able to exercise their conversion rights was December 13, 2013. Those Bonds which were not voluntarily converted by holders were redeemed by the Company on December 27, 2013 at par together with interest accrued to that date. As at December 31, 2013, Bonds in an aggregate principal amount of the $1,099,050,000 had been voluntarily converted into 33,806,464 fully paid ordinary shares at a conversion price of US$32.51 per ordinary share, in the capital of the Company, with par value of £0.05 each. The remaining outstanding Bonds in an aggregate principal amount of $950,000 were redeemed pursuant to the Optional Redemption Notice issued on November 26, 2013. Following the redemption of all the outstanding Bonds, the Company cancelled the listing of the Bonds on the Official List maintained by the UK Listing Authority and the admission to trading of the Bonds on the Professional Securities Market of the London Stock Exchange.

16.	Other long term debt

Term Loan Agreement

On November 11, 2013, Shire entered into a $2.60 billion Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”).  The Facilities Agreement comprises two credit facilities: (i) a $1.75 billion term loan facility and (ii) a $0.85 billion term loan facility.

On December 13, 2013 and on February 21, 2014, the Company cancelled part of the $2.60 billion term loan facility. The revised Facilities Agreement of $1.40 billion now comprises two credit facilities: (i) a $0.55 billion term loan facility and (ii) a $0.85 billion term loan facility. All other terms and conditions remain unchanged.

The $0.55 billion term loan facility, which matures on November 10, 2014, may be used only to finance the purchase price payable in respect of Shire’s proposed acquisition of ViroPharma (including certain related costs) and for the redemption of Shire’s Bonds.  Shire has the option to extend the maturity of the $0.55 billion term loan facility once by a further 364 days.

The $0.85 billion term loan facility, which matures on November 11, 2015, may be used only to finance the purchase price payable in respect of Shire’s proposed acquisition of ViroPharma (including certain related costs).

Interest on any loans made under the facilities will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders.  The interest rate applicable to the $0.55 billion term loan facility is LIBOR plus 0.75% per annum and increases by 0.25% per annum on August 11, 2014 and on three-month intervals thereafter.

The interest rate applicable to the $0.85 billion term loan facility commenced at LIBOR plus 1.15% per annum until delivery of the compliance certificate for the year ending December 31, 2013 and thereafter is subject to change depending upon the prevailing ratio of Net Debt to EBITDA of the Group (each as defined in the Facilities Agreement), in respect of the most recently completed financial year or financial half year.

Shire shall also pay a commitment fee on the available but unutilized commitments under the $0.55 billion term loan facility and the $0.85 billion term loan facility for the availability period applicable to each facility. With effect from first utilization, the commitment fee rate will be 35% of the applicable margin. Before first utilization, the commitment fee rate will increase in stages from 0% to 35% of the applicable margin over a period of 3 months.

The Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that the ratio of Net Debt to EBITDA of the Group (each as defined in the Facilities Agreement) must not, at any time, exceed 3.5:1 for the Relevant Period (as defined in the Facilities Agreement), except that following certain acquisitions, including the ViroPharma acquisition, Shire may elect to increase the ratio to 4.0:1 in the relevant period in which the acquisition was completed and the immediately following relevant period.  In addition, for each 12-month period ending December 31 or June 30, the ratio of EBITDA of the Group to Net Interest (each as defined in the Facilities Agreement) must not be less than 4.0:1.

The Facilities Agreement restricts (subject to certain covenants) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans.  Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire. In addition, in certain circumstances, the net proceeds of certain shares, undertakings or business disposals by Shire must be applied towards the mandatory prepayment of the facilities, subject to certain exceptions.

Events of default under the facilities include: (i) non-payment of any amounts due under the facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire and its subsidiaries, (vii) if it becomes unlawful for Shire or any of its subsidiaries that are parties to the Facilities Agreement to perform their obligations or (viii) if Shire or any subsidiary of Shire which is a party to the Facilities Agreement repudiates the Facilities Agreement or any other finance document, among others.The Facilities Agreement is governed by English law.

17.	Other non-current liabilities

	December 31,	December 31,
	2013	2012
	$’M	$’M
Income taxes payable	115.7	58.9
Deferred revenue	9.8	11.4
Deferred rent	11.3	11.9
Insurance provisions	1.0	12.3
Contingent consideration payable	393.0	120.4
Other non-current liabilities	57.7	26.7
	588.5	241.6

18.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at December 31, 2013 are presented below:

Operating
leases
$’M
2014	44.9
2015	33.6
2016	23.9
2017	17.9
2018	12.2
Thereafter	83.4
215.9

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $44.0 million, $43.2 million and $37.6 million for the year to December 31, 2013, 2012 and 2011 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At December 31, 2013 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $51.0 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

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

In the year to December 31, 2013 Shire paid success milestones and other support costs of $1.5 million (2012: $3.0 million; 2011: $2.5 million) and $4.5 million (2012: $8.1 million; 2011: $5.3 million) to Santaris respectively, which were expensed to R&D. Shire has remaining obligations to pay Santaris development and sales milestones up to a maximum of $71.0 million for each current indication. Shire will also pay single or double digit tiered royalties on net sales of the product.

Shire and Santaris have formed a joint research committee to monitor R&D activities through preclinical lead candidate selection at which point all development and commercialization costs will be the responsibility of Shire.

(ii)	Collaboration and license agreement with Sangamo to develop therapeutics for hemophilia

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

In the year to December 31, 2013 Shire’s share of R&D costs under this collaboration agreement was $15.2 million (2012: $8.9 million; 2011: $nil) which were expensed to R&D. Shire may be required to pay research, regulatory, development and commercial milestone payments up to a maximum of $213.5 million and to pay royalties on net sales of the product.

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $71.5 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the year to December 31, 2013 Shire received up-front and milestone payments totaling $3.0 million (2012: $18.3 million, 2011: $11.5 million). In the year to December 31, 2013 Shire recognized milestone income of $5.0 million (2012: $19.4 million, 2011: $17.5 million) in other revenues and $58.3 million (2012: $83.8 million, 2011: $65.2 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At December 31, 2013 the Company had committed to pay approximately $346 million (December 31, 2012: $425 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At December 31, 2013 the Company had committed to pay approximately $109 million (December 31, 2012: $125 million) in respect of contract manufacturing. The Company expects to pay $109 million of these commitments in 2014.

(iii)	Other purchasing commitments

At December 31, 2013 the Company had committed to pay approximately $128 million (December 31, 2012: $145 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $121 million of these commitments in 2014.

(iv)	Investment commitments

At December 31, 2013 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $14 million (December 31, 2012: $15 million) which may all be payable in 2014, depending on the timing of capital calls. The investment commitments include additional funding to Nimbus Neptune, Inc., a variable interest entity of which Shire is not the primary beneficiary. Under the terms of the agreement Nimbus Neptune, Inc. controls and conducts all related research up to achievement of drug candidate status at which point Shire will have an exclusive option to acquire the program.  Shire will then be responsible for all clinical development and future commercialization activities. Nimbus Neptune Inc. will be eligible to receive further consideration contingent upon achievement of certain development and commercial milestones.

(v)	Capital commitments

At December 31, 2013 the Company had committed to spend $12 million (December 31, 2012: $97 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2013 provisions for litigation losses, insurance claims and other disputes totaled $72.7 million (December 31, 2012: $130.5 million).

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A

Markman hearing was held on December 20, 2012 and a written Markman decision was given by the court on January 17, 2013. A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson has appealed the trial court’s ruling to the Court of Appeals of the Federal Circuit (“CAFC”) and a hearing took place on December 2, 2013. No ruling has been issued by the CAFC.

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

19.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the year to to December 31, 2013 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M
As at January 1, 2013	85.1	1.8	86.9
Current period change:
Other Comprehensive income before reclassification	25.3	1.5	26.8
Gain transferred to the income statement (within Other (expense)/income, net) on disposal of available-for-sale securities	-	(3.5)	(3.5)
Net current period other comprehensive income	25.3	(2.0)	23.3

As at December 31, 2013	110.4	(0.2)	110.2

20.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on its $1,200 million Revolving Credit Facility, its $0.55 billion term loan facility, its $0.85 billion term loan facility (the “Facilities”), to the extent the Facilities are utilized, restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. The Company has evaluated the interest rate risk on its debt facilities and considers the floating rate as appropriate. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to to December 31, 2013 the average interest rate received on cash and liquid investments was less than 1% per annum.

The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds. At December 31, 2013 the Facilities were not utilized.

The Company incurred interest at a fixed rate of 2.75% on its $1,100 million in principal amount convertible bonds which were converted and redeemed at December 31, 2013.

No derivative instruments were entered into during the year to December 31, 2013 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

Credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short term cash investments, derivative contracts and trade accounts receivable (from product sales and from third parties from which the Company receives royalties). Cash is invested in short term money market instruments, including money market and liquidity funds and bank term deposits. The money market and liquidity funds in which Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2013 there were three customers in the US that accounted for 52% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the year to December 31, 2013, including receipts of $116.8 million and $144.7 million in respect of Spanish and Italian receivables, respectively.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to intercompany financing. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2013 the Company had 29 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at December 31, 2013  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.7 million, resulting in net derivative assets and derivative liabilities of $3.3 million and $2.1 million, respectively. Further details are included below:

		Fair value	Fair value
		December 31,	December 31,
		2013	2012
		$’M	$’M
Assets	Prepaid expenses and other current assets	4.0	1.3
Liabilities	Other current liabilities	2.8	3.0

Net (losses)/ gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net (loss)/gain recognized in income	Amount of net (loss)/gain recognized in income
In the year to		December 31,	December 31,	December 31,
		2013	2012	2011
		$’M	$’M	$’M
Foreign exchange contracts	Other income, net	(1.8)	6.2	21.3

These net foreign exchange (losses)/gains are offset within Other income, net by net foreign exchange losses arising on the balance sheet items that these contracts were put in place to manage.

21.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at December 31, 2013 and December 31, 2012 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying	Fair value
	value
		Total	Level 1	Level 2	Level 3
At December 31, 2013	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	6.7	6.7	6.7	-	-
Contingent consideration receivable (2)	36.1	36.1	-	-	36.1
Foreign exchange contracts	4.0	4.0	-	4.0	-

Financial liabilities:
Foreign exchange contracts	2.8	2.8	-	2.8	-
Contingent consideration payable(3)	405.9	405.9	-	-	405.9

		Total	Level 1	Level 2	Level 3
At December 31, 2012	$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	14.2	14.2	14.2	-	-
Contingent consideration receivable (2)	38.3	38.3	-	-	38.3
Foreign exchange contracts	1.3	1.3	-	1.3	-

Financial liabilities:
Foreign exchange contracts	3.0	3.0	-	3.0	-
Contingent consideration payable(3)	136.4	136.4	-	-	136.4

(`)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2013	2012
	$'M	$'M

Balance at January 1,	38.3	37.8
Gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	15.9	18.1
Reclassification of amounts to Other receivables within Other current assets	(19.5)	(18.7)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	1.4	1.1
Balance at December 31,	36.1	38.3

Contingent consideration payable
	2013	2012
	$'M	$'M

Balance at January 1,	136.4	-
Initial recognition of contingent consideration payable	451.4	127.8
Change in fair value during the period with the corresponding adjustment recognized as a gain in the income statement (within Integration and acquisition costs)	(159.1)	9.2
Reclassification of amounts to Other current liabilities	(13.9)	(8.8)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	(8.9)	8.2
Balance at December 31,	405.9	136.4

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At December 31, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration receivable ("CCR")	36.1	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast royalties receivable at relevant contractual royalty rates • Assumed market participant discount rate	• 10 to 45% • $40 million to $148 million • 6.2%

Financial liabilities:	Fair Value at the Measurement Date

At December 31, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M
Contingent consideration payable	405.9	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products
				• 18 to 57% (Weighted average) • 2.9 to 15% (Weighted average) • 2014 to 2025 • $2.4 to $7.6 million

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

On January 16, 2014, the Company sold and transferred certain of the assets relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT to Organogenesis Inc (see Note 8 for details). The Transferred Assets include intellectual property relating to DERMAGRAFT, including patents, trademarks and know-how, regulatory filings and registrations relating to DERMAGRAFT, certain manufacturing plant, equipment and materials relating to the Business, and DERMAGRAFT product inventory and accounts receivable. The Transferred Assets have been measured at their fair value less costs to sell as at December 31, 2013. An impairment charge of $636.9 million was recorded within discontinued operations in the consolidated income statement upon re-measurement of the divested assets to their fair value less costs to sell. The fair value of these assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by Shire following the divestment of these assets and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these assets at the date the held-for-sale conditions were met amounted to $31.6 million.

Quantitative information about Non-Recurring Level 3 Fair Value Measurements which occurred in the period is included below:

	Fair Value at the Measurement Date

At December 31, 2013	Fair value	Valuation Technique	Significant unobservable Inputs	Rate used
	$'M
Movetis-related IPR&D intangible assets	20.3	Income approach (discounted cash flow)	• Decline in forecast peak sales since last impairment test • Assumed market participant discount rate	• 50% • 8.9%

DERMAGRAFT assets held-for-sale	31.6	Income approach (discounted cash flow)	• Future forecast milestones to be received • Assumed market participant discount rate	• $15 -$95 million • 11.5%

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair values as at December 31, 2013 and December 31, 2012 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	December 31, 2013		December 31, 2012
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	$’M	$’M	$’M	$’M

Financial liabilities:
Convertible bonds (Level 1)	-	-	1,100.0	1,228.2
Building financing obligation (Level 3)	7.8	10.1	8.0	10.3

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

The carrying amounts of other financial assets and liabilities materially approximate to their fair value because of the short term maturity of these amounts.

22.	Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2013 was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. At December 31, 2013 Shire plc’s distributable reserves were approximately $10.4 billion.

Treasury stock

The Company records the purchase of its own shares by the EBT and under share buy-back program as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2013, the EBT held 2.4 million ordinary shares (2012: 3.8 million; 2011: 4.6 million) and 0.4 million ADSs (2012: 1.1 million; 2011: 2.4 million) and shares held under share buy-back program were 7.1 million ordinary shares (2012: 2.7 million; 2011: nil) and 0.9 million ADSs (2012: 0.3 million; 2011: nil). During the year to December 31, 2013 a total of 4.2 million (2012: 4.5 million; 2011: 2.7 million) ordinary shares and 0.8 million (2012: 0.9 million; 2011: 0.8 million) ADSs had been purchased for total consideration of $243.8 million (2012: $205.8 million; 2011: $151.8 million), including stamp duty and broker commission.

Share buy-back Program

In 2012 the Company commenced a share buy-back program of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying ADRs. The purchases have been made through independent third parties who have made trading decisions independently of, and uninfluenced by, the Company. The independence of the third parties enabled the Company to purchase ordinary shares (including ordinary shares underlying ADRs) during close periods and other prohibited periods, should they arise. The amount, timing or prices of purchases, varied based on market conditions and other factors. The shares purchased to date are held as treasury shares.

During the year ending December 31, 2013, the Company made on-market repurchases totaling 6,191,965 ordinary shares at a cost of $193 million (excluding transaction costs). This represents 1.0% of the issued share capital of the Company as at the end of the quarter. Ordinary shares purchased may be cancelled or be held as treasury shares, in accordance with the authority renewed by shareholders at the Company’s Annual General Meeting (“AGM”).  At its AGM on April 24, 2012 the Company was authorized to make market purchases of up to 56,253,208 of its own ordinary shares. That authority expired at the AGM held on April 30, 2013 and was renewed. Under the new authority, which expires on the earlier of July 29, 2014 or the conclusion of the 2014 AGM, the Company was authorized to make market purchases of up to 55,741,587 of its own ordinary shares.

On November 11, 2013, contemporaneous with Shire’s announcement of its acquisition of ViroPharma, the Company’s share buyback program was terminated. Since the inception of the share buyback program the Company had purchased $300 million of ordinary shares and ordinary shares underlying ADRs.

Conversion of Shire’s 2.75% Convertible Bonds

On November 26, 2013, Shire issued an optional redemption notice under the Trust Deed dated May 9, 2007 to holders of the Company’s Bonds. Consequently, as of December 31, 2013, Bondholders had voluntarily converted the Bonds into 33,806,464 fully paid ordinary shares. See Note 15 for further details.

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

In the year ended December 31, 2013 Old Shire paid dividends totaling $91.1 million (2012: $81.5 million; 2011: $67.6 million) on the income access share to the Trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

23.	Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	2013	2012	2011
	$’M	$’M	$’M
Income from continuing operations, net of taxes	1,419.6	805.7	882.7
Loss from discontinued operations1	(754.5)	(60.3)	(17.7)
Numerator for basic earnings per share	665.1	745.4	865.0
Interest on convertible bonds, net of tax	28.3	31.3	33.6
Numerator for diluted earnings per share	693.4	776.7	898.6

Weighted average number of shares:
	Millions	Millions	Millions
Basic 1	552.0	555.4	551.1
Effect of dilutive shares:
Share based awards to employees 2	4.8	4.6	10.9
Convertible bonds 2.75% due 2014 3	33.5	33.5	33.4
Diluted	590.3	593.5	595.4

1. Excludes shares purchased by the EBT and under the share buy-back program and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.
3. At December 31, 2013, Bondholders had voluntarily converted $1,099,050,000 aggregate principal amount of the Bonds into 33,806,464 fully paid Ordinary Shares. The remaining outstanding Bonds in an aggregate principle amount of $950,000 were redeemed pursuant to the option redemption notice issued on November 26, 2013. The Company has calculated the impact of the Bonds on diluted EPS from the beginning of the period to the actual date of Bonds conversion using the ‘if-converted’ method.

Year to December 31,	2013		2012		2011
Earnings per ordinary share - basic
Earnings from continuing operations	257.2	c	145.1	c	160.1	c
Loss from discontinued operations	(136.7c	)	(10.9c	)	(3.2c	)
Earnings per ordinary share - basic	120.5	c	134.2	c	156.9	c
Earnings per ordinary share - diluted
Earnings from continuing operations	245.3	c	141.0	c	153.9	c
Loss from discontinued operations	(127.8c	)	(10.1c	)	(3.0c	)
Earnings per ordinary share – diluted	117.5	c	130.9	c	150.9	c

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2013	2012	2011
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions
Share based awards to employees1	0.5	6.7	2.9

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

24.	Segmental reporting

Historically the Company had three business units and three reportable segments: Specialty Pharmaceuticals (“SP”), Human Genetic Therapies (“HGT”) and RM.

On May 2, 2013 the Company announced that there would be a reorganization of the Company’s business to integrate the operation of these business units into a simplified One Shire organization in order to drive future growth and innovation. Consequently the SP, HGT and RM segments no longer exist.

Shire now comprises a single operating and reportable segment, consistent with the One Shire approach that underpins the business simplification. This segment is engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs.

This segment is supported by several key functions: a Pipeline group, consisting of R&D and Business Development, will prioritize its activities towards late stage development programs across a variety of therapeutic areas, while focusing its pre-clinical development activities primarily in rare diseases; a Technical Operations group will be responsible for the Company’s global supply chain; and an In-Line marketed products group will focus on commercialized products. The In-Line marketed products group currently consists of four commercial units focused exclusively on commercial delivery to drive optimum performance of currently marketed products. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

The reorganization to a single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

Geographic information

Revenues (based on the geographic location from which the sale originated):

	2013	2012	2011
Year to December 31,	$’M	$’M	$’M
Ireland	22.5	20.6	21.1
United Kingdom	206.7	207.0	219.9
North America	3,386.2	3,006.1	2,761.8
Rest of World	1,318.9	1,293.7	1,155.3
Total revenues	4,934.3	4,527.4	4,158.1

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

	2013	2012
Year to December 31,	$’M	$’M
Ireland	5.8	5.2
United Kingdom	70.3	72.2
North America	802.9	861.0
Rest of World	13.8	18.8
Total	892.8	957.2

Material customers

In the periods set out below, certain customers, accounted for greater than 10% of the Company’s product revenues:

	2013	2013	2012	2012	2011	2011
Year to December 31,	$’M	% product revenue	$’M	% product revenue	$’M	% product revenue
McKesson Corp.	902.9	19	835.9	20	742.9	19
Cardinal Health Inc.	853.7	18	1,035.7	24	923.9	24
AmerisourceBergen Corp	721.0	15	307.4	7	276.4	7

Amounts outstanding as at December 31, in respect of these material customers were as follows:

	2013	2012
December 31,	$’M	$’M
McKesson Corp.	161.3	127.4
Cardinal Health Inc.	149.5	166.1
AmerisourceBergen Corp	164.6	47.4

In the periods set out below, revenues by major product were as follows:

	2013	2012	2011
	$’M	$’M	$’M

VYVANSE	1,227.8	1,029.8	805.0
ELAPRASE	545.6	497.6	464.9
LIALDA/MEZAVANT	528.9	399.9	372.1
REPLAGAL	467.9	497.5	475.2
ADDERALL XR	375.4	429.0	532.8
VPRIV	342.7	306.6	256.2
INTUNIV	334.9	287.8	223.0
PENTASA	280.6	265.8	251.4
FIRAZYR	234.8	116.3	33.0
FOSRENOL	183.4	172.0	166.9
XAGRID	99.4	97.2	90.6
Other product sales	136.1	153.4	173.8
Total product sales	4,757.5	4,252.9	3,844.9

25.	Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of employee’s pay.

Company contributions to personal defined contribution pension plans totaled $45.7 million, $46.4 million and $44.4 million for the years to December 31, 2013, 2012 and 2011, respectively, and were charged to operations as they became payable.

26.	Taxation

The components of pre tax income from continuing operations are as follows:

	2013	2012	2011
Year to December 31,	$’M	$’M	$’M
Republic of Ireland	(47.8)	(74.7)	(65.9)
UK	10.9	30.7	45.4
US	1,153.3	683.8	774.6
Other jurisdictions	577.2	368.0	363.0
	1,693.6	1,007.8	1,117.1

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, 2013, 2012 and 2011 consisted of the following:

Year to December 31,
	2013	2012	2011
	$’M	$’M	$’M
Current income taxes:
Republic of Ireland	-	-	(1.8)
US federal tax	274.3	230.0	201.4
US state and local taxes	17.9	11.3	9.2
Other	63.4	29.0	40.0
Total current taxes	355.6	270.3	248.8

Deferred taxes:
US federal tax	23.8	(63.8)	23.3
US state and local taxes	(8.3)	(6.5)	(4.6)
UK corporation tax	11.5	13.1	(1.0)
Other	(104.7)	(10.0)	(29.6)
Total deferred taxes	(77.7)	(67.2)	(11.9)
Total income taxes	277.9	203.1	236.9

The operating results associated with the DERMAGRAFT business have been classified as discontinued operations for all periods presented.

The Group has determined the amount of income tax expense or benefit allocable to continuing operations using the incremental approach described in ASC 740-20-45-8 and the relevant examples. As a result $9 million of income tax expense associated with the US operations was allocated to income from continuing operations for 2013 based on the primacy of continuing operations, due to changes in circumstances that caused a change in judgment about the realization of deferred tax assets in future years, and in accordance with the rules prescribed under ASC 740-20-45.

The amount of Income tax attributed to discontinued operations is disclosed in Note 8.

The reconciliation of income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,
	2013	2012	2011
	$’M	$’M	$’M
Income from continuing operations before income taxes and equity in earnings of equity method investees	1,693.6	1,007.8	1,117.1
Statutory tax rate(1)	25.0%	25.0%	25.0%

Adjustments to derive effective rate:
Non-deductable items:
US R&D credit	(4.5%)	(2.6%)	(4.5%)
Effect of the convertible bond	0.5%	0.8%	0.8%
Intra-group items(2)	(9.2%)	(16.0%)	(7.5%)
Recognition of foreign tax credits	-	(6.6%)	-
Other permanent items	(0.7%)	0.8%	(0.5%)
Other items:
Change in valuation allowance	0.9%	3.4%	3.2%
Impact of RESOLOR impairment	-	4.9%	-
Difference in taxation rates	7.8%	7.6%	4.6%
Change in provisions for uncertain tax positions	3.8%	1.1%	(1.2%)
Prior year adjustment	(3.4%)	0.8%	0.8%
Change in fair value of contingent consideration	(3.6%)	-	-
Change in tax rates	(0.2%)	0.8%	0.2%
Other	0.0%	0.1%	0.3%
Provision for income taxes on continuing operations	16.4%	20.1%	21.2%

(1) In addition to being subject to the Irish Corporation tax rate of 25%, in 2013 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (15%); France (33.3%); Germany (15%); Italy (27.5%); Luxembourg (21.0%); the Netherlands (25%); Belgium (33.99%); Spain (30%); Sweden (22%); Switzerland (8.5%); United Kingdom (23.25%) and the US (35%). The rates quoted represent the statutory federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	$’M	$’M	$’M
Balance at January 1	278.7	265.5	290.8
Increases based on tax positions related to the current year	56.8	20.5	18.2
Decreases based on tax positions taken in the current year	(0.5)	-	(2.5)
Increases for tax positions taken in prior years	34.5	0.4	1.4
Decreases for tax positions taken in prior years	(0.8)	(3.3)	(12.0)
Decreases resulting from settlements with the taxing authorities	-	(10.6)	(25.7)
Decreases as a result of expiration of the statute of limitations	(0.6)	(0.3)	(0.5)
Foreign currency translation adjustments(1)	(12.9)	6.5	(4.2)

Balance at December 31(2)	355.2	278.7	265.5

(1) Recognized within Other Comprehensive Income
(2) The full amount of which would affect the effective rate if recognized

The Company considers it reasonably possible that certain audits currently being conducted will be concluded in the next twelve months, and as a result the total amount of unrecognized tax benefits recorded at December 31, 2013 could decrease by up to approximately $210 million.  As at the balance sheet date, the Company believes that its reserves for uncertain tax positions are adequate to cover the resolution of these audits. However, the resolution of these audits could have a significant impact on the financial statements if the settlement differs from the amount reserved.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within income taxes. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.4 million, $5.1 million and $4.0 million in interest and penalties and the Company had a liability of $112.2 million, $119.6 million and $114.5 million for the payment of interest and penalties accrued at December 31, 2013, 2012 and 2011, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2013	2012
	$’M	$’M
Deferred tax assets:
Deferred revenue	5.2	5.5
Inventory & warranty provisions	48.6	52.5
Losses carried forward (including tax credits)1	500.6	425.7
Provisions for sales deductions and doubtful accounts	151.8	144.9
Intangible assets	10.7	36.7
Share-based compensation	25.5	32.7
Excess of tax value over book value of assets	22.1	-
Accruals and provisions	55.1	44.1
Other	2.6	21.6
Gross deferred tax assets	822.2	763.7
Less: valuation allowance	(282.4)	(268.6)
	539.8	495.1
Deferred tax liabilities:
Intangible assets	(586.8)	(702.7)
Excess of book value over tax value of assets and investments	(56.9)	(36.8)
Net deferred tax liabilities	(103.9)	(244.4)

Balance sheet classifications:
Deferred tax assets - current	315.6	229.9
Deferred tax assets - non-current	141.1	46.5
Deferred tax liabilities - non-current	(560.6)	(520.8)
	(103.9)	(244.4)

1.
Excluding $15.0 million of deferred tax assets at December 31, 2013 (2012: $6.8 million), related to the net operating losses that result from excess stock based compensation and for which any benefit realized will be recorded to stockholders’ equity.

At December 31, 2013, the Company had a valuation allowance of $282.4 million (2012: $268.6 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Ireland (2013: $78.8 million; 2012: $73.9 million); the US (2013: $60.9 million; 2012: $37.2 million); Germany (2013: $30.8 million; 2012: $96.9 million); and other foreign tax jurisdictions (2013: $111.9 million; 2012: $60.6 million).

Management is required to exercise judgement in determining whether deferred tax assets will more likely than not be realized. A valuation allowance is established where there is an expectation that on the balance of probabilities management considers it is more likely than not that the relevant deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs all available positive and negative evidence including cumulative losses in recent years, projection of future taxable income, carry forward and carry back potential under relevant tax law, expiration period of tax attributes, taxable temporary differences, and prudent and feasible tax-planning strategies.

The net increase in valuation allowances of $13.8 million includes (i) increases of $104.5 million primarily in respect of losses and other temporary differences in various jurisdictions where management consider that there is insufficient positive evidence in respect of the factors described above to overcome cumulative losses and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full, and (ii) a decrease of $90.7 million primarily in respect of German tax losses ($67.4m), which based on the assessment of the factors described above now provides sufficient positive evidence to support that the losses are more likely than not to be realized. The release of this valuation allowance has been recorded in the current period due to changes in the financing of the German subsidiary.

At December 31, 2013, based upon a consideration of the factors described above management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in the future periods.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2013	2012
	$’M	$’M
US federal tax NOLs	32.2	26.1
US state tax NOLs	61.5	31.4
UK NOLs	6.7	20.7
Republic of Ireland NOLs	78.8	72.6
Foreign tax jurisdictions	273.1	208.8
R&D and other tax credits	48.3	66.2

The approximate gross value of NOLs and capital losses at December 31, 2013 is $2,583.7 million (2012: $1,783.5 million). The tax effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
2013
$’M
Within 1 year	0.9
Within 1 to 2 years	1.1
Within 2 to 3 years	0.7
Within 3 to 4 years	2.9
Within 4 to 5 years	3.0
Within 5 to 6 years	35.6
After 6 years	142.7
Indefinitely	313.7

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration.  At December 31, 2013, that excess totalled approximately $8.5 billion. The determination of additional deferred taxes is not practicable and is not provided.

27.	Share-based compensation plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of income:

	2013	2012	2011
	$’M	$’M	$’M
Cost of product sales	4.4	6.3	8.8
Research and development	22.8	25.8	21.8
Selling, general and administrative	46.9	55.0	45.1
Reorganization costs	3.3	-	-
Total	77.4	87.1	75.7
Less tax	(18.1)	(23.8)	(23.6)
	59.3	63.3	52.1

There were no capitalized share-based compensation costs at December 31, 2013 and 2012.

At December 31, 2013 $97.0 million (2012: $102.3 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of 3 years.

At December 31, 2013 $90.3 million (2012: $74.6 million) of total unrecognized compensation cost relating to non-vested in the money awards (based on the average share price during the year) is expected to be recognized over a weighted average period of 1.7 years (2012: 1.7 years). The total fair value of in the money awards vested during the year to December 31, 2013 was $70.5 million (2012: $113.9 million).

Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARs”) and performance share awards over ordinary shares and ADSs to Executive Directors and employees under the Shire Portfolio Share Plan (Parts A and B). The SARs and PSAs granted under the Shire Portfolio Share Plan (Part A & B) to Executive Directors are exercisable subject to performance and service criteria.

The principal terms and conditions of SARs and PSAs are as follows: (i) the contractual life of SARs is seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting, and (iii) awards granted to Executive Directors contain performance conditions based on growth in adjusted return on invested capital (“Adjusted ROIC”) and earnings before interest, taxation, depreciation and amortization (“Non GAAP EBITDA”).

The Company also operates an Employee Share Purchase Plan and a Sharesave Scheme.

The following awards were outstanding as at December 31, 2013:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period

Portfolio Share Plan - Part A	SARs	14,083,748	5 - 7 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only
Sharesave Scheme	Stock options	243,783	6 months after vesting	3 or 5 years
Stock Purchase Plan	Stock options	568,828	On vesting date	1 to 5 years
Legacy Plans	Stock options	132,823	7 to 10 years	3-10 years, subject to market or performance criteria

Stock-settled SARs and stock options		15,029,182

Portfolio Share Plan - Part B	Performance share awards	2,701,299	3 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only

Performance share awards		2,701,299

*	Number of awards are stated in terms of ordinary share equivalents.

Stock settled SARs and stock options

(a)	Portfolio Share Plan – Part A

Stock-settled share appreciation rights granted under the Portfolio Share Plan – Part A are exercisable subject to performance and service criteria.

In respect of any award made to Executive Directors performance criteria are based on Non GAAP EBITDA and Adjusted ROIC targets. These performance measures provide increased alignment to the core activities and strategy of the Company.

Awards granted to employees below Executive Director level are not subject to performance conditions and are only subject to service conditions.

Once awards have vested, participants will have until the seventh anniversary of the date of grant to exercise their awards.

(b)	Shire Sharesave Scheme (Sharesave Scheme)

Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% and 75% of the mid-market price on the day before invitations are issued to UK and Ireland employees, respectively. Employees may enter into three or five year savings contracts. No performance conditions apply.

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

(d)	Legacy plans – principally the Shire 2000 Executive Share Option Scheme

Options granted under this scheme were subject to certain performance criteria, which were based on the Company’s share price or diluted EPS growth compared to a fixed growth rate.  At December 31, 2013 all stock options outstanding under this scheme had met the required conditions and were exercisable.

A summary of the status of the Company’s SARs and stock options as at December 31, 2013 and of the related transactions during the period then ended is presented below:

	Weighted average exercise price £
Year to December 31, 2013		Number of shares*	Intrinsic Value £’ M

Outstanding as at beginning of period	16.66	18,536,947
Granted	20.05	6,914,026
Exercised	22.09	(8,302,740)
Forfeited	18.30	(2,119,051)
Outstanding as at end of period	18.88	15,029,182	143.9
Exercisable as at end of period	15.67	3,670,446	46.9

*	Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2013 was £3.37.

SARs and stock options outstanding as at December 31, 2013 have the following characteristics:

Number of awards outstanding*	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£

104,658	3.38-7.00	1.1	5.56	104,658	5.56
810,822	7.01-14.00	2.8	11.27	804,402	11.25
14,113,702	14.01-28.00	4.9	18.07	2,761,386	17.34
15,029,182				3,670,446

* Number of awards are stated in terms of ordinary share equivalents

Performance shares

Portfolio Share Plan – Part B

Performance share awards granted to Executive Directors under the Portfolio Share Plan – Part B are exercisable subject to certain market, performance and service criteria.

In respect of any award granted to Executive Directors, the performance criteria are based on Non GAAP EBITDA and Adjusted ROIC targets.

Awards granted to employees below Executive Director level are not subject to performance conditions and are only subject to service conditions.

A summary of the status of the Company’s performance share awards as at December 31, 2013 and of the related transactions during the period then ended is presented below:

Performance share awards	Number of shares*	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	3,518,138
Granted	1,508,631
Exercised	(1,826,648)
Forfeited	(498,822)
Outstanding as at end of period	2,701,299	76.9	5.5
Exercisable as at end of period	-	N/A	N/A

*	Number of awards are stated in terms of ordinary share equivalents

The weighted-average grant date fair value of performance share awards granted in the year to December 31, 2013 is £19.71.

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2013, 2012 and 2011 were $298.3 million, $224.1 million and $189.3 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2013, 2012 and 2011 was approximately $17.2 million, $16.2 million and $13.4 million, respectively. In connection with these exercises, the tax benefit credited to additional paid-in capital for the years to December 31, 2013, 2012 and 2011 was $11.9 million, $40.1 million and $29.4 million respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in the EBT. The number of shares to be purchased by the EBT during 2013 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2013 the EBT held 2.4 million ordinary shares and 0.4 million ADSs.

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

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2013	2012	2011
Risk-free interest rate1	0.1-0.9%	0.2-1%	0.1-2.5%
Expected dividend yield	0.4-0.6%	0-0.6%	0-0.5%
Expected life	1-4 years	1-4 years	1-5 years
Volatility	23-26%	24-32%	19-33%
Forfeiture rate	5-9%	5-7%	5-7%

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

Quarterly results of operations (Unaudited)

The following tables reconcile previously reported data with current year quarterly data which has been updated for discontinued operations related to the DERMAGRAFT business (see Note 8 for details):

	First quarter of 2013						Second quarter of 2013
	Previously		Adjusted for		As		Previously		Adjusted for		As
	reported		DERMAGRAFT		reported		reported		DERMAGRAFT		reported
	$’M		$’M		$’M		$’M		$’M		$’M

Total revenues	1,161.9		(18.5)		1,143.4		1,274.5		(22.3)		1,252.2
Cost of product sales	155.9		(8.5)		147.4		175.7		(11.4)		164.3
Income from continuing operations, net of taxes	64.8		216.2		281.0		258.1		32.8		290.9
Loss from discontinued operations, net of taxes	-		(216.2)		(216.2)		-		(32.8)		(32.8)
Net income	64.8		-		64.8		258.1		-		258.1

Earnings per ordinary share - basic
Earnings from continuing operations	11.7	c	39.3	c	51.0	c	46.9	c	6.0	c	52.9	c
Loss from discontinued operations	-		(39.3c	)	(39.3c	)	-		(6.0c	)	(6.0c	)

Earnings per share - basic	11.7	c	-		11.7	c	46.9	c	-		46.9	c

Earnings per ordinary share - diluted
Earnings from continuing operations	11.7	c	36.7	c	49.0	c	45.3	c	5.6c		50.9	c
Loss from discontinued operations	-		(36.7c	)	(36.7c	)	-		(5.6c	)	(5.6c	)

Earnings per share - diluted	11.7	c	-		12.3	c	45.3	c	-		45.3	c

	Third quarter of 2013						Fourth quarter of 2013
	Previously		Adjusted for		As		Memo (prior		Adjusted for		As
	reported		DERMAGRAFT		reported		to adjustment)		DERMAGRAFT		reported
	$’M		$’M		$’M		$’M		$’M		$’M

Total revenues	1,236.6		(23.9)		1,212.7		1,351.1		(25.1)		1,326.0
Cost of product sales	197.1		(16.6)		180.5		196.5		(17.9)		178.6
Income from continuing operations, net of taxes	278.2		22.9		301.1		64.0		482.6		546.6
Loss from discontinued operations, net of taxes	-		(22.9)		(22.9)		-		(482.6)		(482.6)
Net income	278.2		-		278.2		64.0		-		64.0

Earnings per ordinary share - basic
Earnings from continuing operations	50.7	c	4.2	c	54.9	c	11.5	c	86.5	c	98.0	c
Loss from discontinued operations	-		(4.2c	)	(4.2c	)	-		(86.5c	)	(86.5c	)

Earnings per share - basic	50.7	c	-		50.7	c	11.5	c	-		11.5	c

Earnings per ordinary share - diluted
Earnings from continuing operations	48.8	c	3.9	c	52.7	c	11.7	c	81.7	c	93.4	c
Loss from discontinued operations	-		(3.9c	)	(3.9c	)	-		(81.7c	)	(81.7c	)

Earnings per share - diluted	48.8	c	-		48.8	c	11.7	c	-		11.7	c

	First quarter of 2012						Second quarter of 2012
	Previously		Adjusted for		As		Previously		Adjusted for		As
	reported		DERMAGRAFT		reported		reported		DERMAGRAFT		reported
	$’M		$’M		$’M		$’M		$’M		$’M

Total revenues	1,171.8		(48.8)		1,123.0		1,207.8		(52.4)		1,155.4
Cost of product sales	158.4		(10.0)		148.4		152.5		(17.0)		135.5
Income from continuing operations, net of taxes	238.4		7.4		245.8		237.8		10.7		248.5
Loss from discontinued operations, net of taxes	-		(7.4)		(7.4)		-		(10.7)		(10.7)
Net income	238.4		-		238.4		237.8		-		237.8

Earnings per ordinary share - basic
Earnings from continuing operations	43.1	c	1.3	c	44.4	c	42.7	c	1.9	c	44.6	c
Loss from discontinued operations	-		(1.3c	)	(1.3c	)	-		(1.9c	)	(1.9c	)

Earnings pershare - basic	43.1	c	-		43.1	c	42.7	c	-		42.7	c

Earnings per ordinary share - diluted
Earnings from continuing operations	41.4	c	1.3	c	42.7	c	41.3	c	1.8	c	43.1	c
Loss from discontinued operations	-		(1.3c	)	(1.3c	)	-		(1.8c	)	(1.8c	)

Earnings per share - diluted	41.4	c	-		41.4	c	41.3	c	-		41.3	c

	Third quarter of 2012						Fourth quarter of 2012
	Previously		Adjusted for		As		Previously		Adjusted for		As
	reported		DERMAGRAFT		reported		reported		DERMAGRAFT		reported
	$’M		$’M		$’M		$’M		$’M		$’M

Total revenues	1,100.4		(33.7)		1,066.7		1,201.2		(18.9)		1,182.3
Cost of product sales	167.9		(16.0)		151.9		166.6		(16.6)		150.0
Income from continuing operations, net of taxes	227.2		16.2		243.4		42.0		26.0		68.0
Loss from discontinued operations, net of taxes	-		(16.2)		(16.2)		-		(26.0)		(26.0)
Net income	227.2		-		227.2		42.0		-		42.0

Earnings per ordinary share - basic
Earnings from continuing operations	40.9	c	2.9	c	43.8	c	7.5	c	4.7	c	12.2	c
Loss from discontinued operations	-		(2.9c	)	(2.9c	)	-		(4.7c	)	(4.7c	)

Earnings per share - basic	40.9	c	-		40.9	c	7.5	c	-		7.5	c

Earnings per ordinary share - diluted
Earnings from continuing operations	39.6	c	2.7	c	42.3	c	7.4	c	4.7	c	12.1	c
Loss from discontinued operations	-		(2.7c	)	(2.7c	)	-		(4.7c	)	(4.7c	)

Earnings per share - diluted	39.6	c	-		39.6	c	7.4	c	-		7.4	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equinity Trust (Jersey) Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as at December 31, 2013 and 2012 and the related statements of income, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Shire Income Access Share Trust at December 31, 2013 and 2012, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

DELOITTE LLP
London, United Kingdom

February 24, 2014

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

	Notes	December 31, 2013	December 31, 2012
		$’M	$’M
ASSETS
Total assets		-	-
LIABILITIES AND EQUITY
Total liabilities		-	-
Equity:
Total equity		-	-
Total liabilities and equity		-	-

The notes on pages F-72 to F-73 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF INCOME

		Year to	Year to	Year to
	Notes	December 31, 2013	December 31, 2012	December 31, 2011
		$’M	$’M	$’M
Dividend income		91.1	81.5	67.6
Net income		91.1	81.5	67.6

The notes on page F-72 to F-73 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

	Capital account	Revenue account	Total equity
	$’M	$’M	$’M

At December 31, 2010	-	-	-
Net income for the year	-	67.6	67.6
Distributions made	-	(67.6)	(67.6)
As at December 31, 2011	-	-	-
Net income for the year	-	81.5	81.5
Distributions made	-	(81.5)	(81.5)
As at December 31, 2012	-	-	-
Net income for the year	-	91.1	91.1
Distributions made	-	(91.1)	(91.1)
As at December 31, 2013	-	-	-

The notes on page F-72 to F-73 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

		Year to	Year to	Year to
	Notes	December 31, 2013	December 31, 2012	December 31, 2011
		$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		91.1	81.5	67.6
Net cash provided from operating activities(A)		91.1	81.5	67.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities(B)		-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions made		(91.1)	(81.5)	(67.6)
Net cash used in financing activities(C)		(91.1)	(81.5)	(67.6)
Net increase in cash and cash equivalents (A+B+C)		-	-	-
Cash and cash equivalents at beginning of period		-	-	-
Cash and cash equivalents at end of period		-	-	-

The notes on page F-72 to F-73 are an integral part of these financial statements.

NOTES TO THE SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

(a)	The Trust

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

The results of operations, and the financial position and cash flows of the Trust are also consolidated in the Company’s financial statements, as contained on pages F-1 to F-66.

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

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2013. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by checks. To the extent that checks expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)	Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II – Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2013 :
Accrued rebates – Medicaid and HMOs	640.5	1,626.6	(1,460.6)	806.5
Sales returns reserve	90.5	34.5	(27.1)	97.9
Accrued coupons	8.0	107.4	(94.7)	20.7
	739.0	1,768.5	(1,582.4)	925.1

2012 :
Accrued rebates – Medicaid and HMOs	612.6	1,228.0	(1,200.1)	640.5
Sales returns reserve	88.8	40.8	(39.1)	90.5
Accrued coupons	8.1	71.7	(71.8)	8.0
	709.5	1,340.5	(1,311.0)	739.0

2011 :
Accrued rebates – Medicaid and HMOs	549.9	1,123.2	(1,060.5)	612.6
Sales returns reserve	69.8	51.2	(32.2)	88.8
Accrued coupons	5.2	60.5	(57.6)	8.1
	624.9	1,234.9	(1,150.3)	709.5

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

SHIRE PLC (the “Registrant”) Date: February 24, 2014 By: /s/ Flemming Ornskov Flemming Ornskov, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Matthew Emmens MATTHEW EMMENS	Non-Executive Chairman	February 24, 2014
/s/ Susan Kilsby SUSAN KILSBY	Non-Executive Chairman Designate	February 24, 2014
/s/ Dr. Flemming Ornskov FLEMMING ORNSKOV	Chief Executive Officer	February 24, 2014
/s/ Graham Hetherington GRAHAM HETHERINGTON	Chief Financial Officer and Principal Accounting Officer	February 24, 2014
/s/ David Kappler DAVID KAPPLER	Non-Executive Director	February 24, 2014
/s/ Dominic Blakemore DOMINIC BLAKEMORE	Non-Executive Director	February 24, 2014
/s/ William Burns WILLIAM BURNS	Non-Executive Director	February 24, 2014
/s/ Dr. Steven Gillis STEVEN GILLIS	Non-Executive Director	February 24, 2014
/s/ Dr. David Ginsburg DAVID GINSBURG	Non-Executive Director	February 24, 2014
/s/ Anne Minto ANNE MINTO	Non-Executive Director	February 24, 2014
/s/ David Stout DAVID STOUT	Non-Executive Director	February 24, 2014