Form 10-Q
period 2014-03-31
Shire plc
filed 2014-05-07
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2014

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

Yes [  ]                                No [X]

As at May 2, 2014 the number of outstanding ordinary shares of the Registrant was 598,047,880.

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

and other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission, including those risks outlined in “Item 1A: Risk Factors” in Shire’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-Q:

ADDERALL XR® (mixed salts of a single entity amphetamine)
BUCCOLAM® (midazolam hydrochloride oromucosal solution)
CINRYZE® (C1 esterase inhibitor [human])
CALCICHEW® (trademark of Takeda Nycomed AS)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (trademark of Organogenesis, Inc. (“Organogenesis”))
ELAPRASE® (idursulfase)
ELVANSE® (lisdexamfetamine dimesylate)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
INTUNIV® (guanfacine extended release)
LIALDA® (trademark of Nogra Pharma Limited)
MEZAVANT® (trademark of Nogra Pharma Limited)
PENTASA® (trademark of Ferring B.V. Corp)
PLENADREN® (modified-release hydrocortisone tablets)
PREMIPLEX® (IGF-I/IGFBP-3)
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
TYVENSE® (lisdexamfetamine dimesylate)
VANCOCIN® (vancomycin hydrochloride)
VASCUGEL® (allogeneic aortic endothelial cells cultured in a porcine gelatin matrix [Gelfoam®] with cytokines, implanted)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2014

PART I: FINANCIAL INFORMATION
ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2014	2013
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		139.1	2,239.4
Restricted cash		32.3	22.2
Accounts receivable, net	6	1,091.2	961.2
Inventories	7	636.2	455.3
Assets held for sale		-	31.6
Deferred tax asset		392.1	315.6
Prepaid expenses and other current assets	9	350.3	263.0

Total current assets		2,641.2	4,288.3

Non-current assets:
Investments		35.2	31.8
Property, plant and equipment, net		884.0	891.8
Goodwill	10	2,161.2	624.6
Other intangible assets, net	11	4,943.4	2,312.6
Deferred tax asset		145.5	141.1
Other non-current assets		89.7	32.8

Total assets		10,900.2	8,323.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	12	1,765.2	1,688.4
Short term borrowings	14	671.3	-
Other current liabilities	13	83.1	119.5

Total current liabilities		2,519.6	1,807.9

Non-current liabilities:
Long term borrowings	14	850.0	-
Deferred tax liability		1,255.5	560.6
Other non-current liabilities	15	629.3	588.5

Total liabilities		5,254.4	2,957.0

Commitments and contingencies	16	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		March 31,	December 31,
		2014	2013
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 597.9 million shares issued and outstanding (2013: 1,000 million shares authorized; and 597.5 million shares issued and outstanding)		58.6	58.6
Additional paid-in capital		4,233.0	4,186.3
Treasury stock: 12.0 million shares (2013: 13.4 million shares)		(381.7)	(450.6)
Accumulated other comprehensive income	17	112.8	110.2
Retained earnings		1,623.1	1,461.5

Total equity		5,645.8	5,366.0

Total liabilities and equity		10,900.2	8,323.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

3 months to March 31,		2014	2013
	Notes	$’M	$’M
Revenues:
Product sales		1,308.1	1,098.2
Royalties		32.3	38.5
Other revenues		6.4	6.7

Total revenues		1,346.8	1,143.4

Costs and expenses:
Cost of product sales		229.5	147.4
Research and development(1)		360.5	220.6
Selling, general and administrative (1)		430.3	391.7
Goodwill impairment charge		-	7.1
Gain on sale of product rights	3	(36.4)	(6.5)
Reorganization costs	4	49.4	17.5
Integration and acquisition costs	5	6.6	4.1

Total operating expenses		1,039.9	781.9

Operating income from continuing operations		306.9	361.5

Interest income		0.5	0.7
Interest expense		(7.8)	(9.2)
Other income/(expense), net		4.7	(1.0)

Total other expense, net		(2.6)	(9.5)

Income from continuing operations before income taxes and equity in (losses)/earnings of equity method investees		304.3	352.0
Income taxes		(50.6)	(71.4)
Equity in (losses)/earnings of equity method investees, net of taxes		(0.6)	0.4

Income from continuing operations, net of taxes		253.1	281.0
Loss from discontinued operations, net of taxes1		(22.7)	(216.2)

Net income		230.4	64.8

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $166.0 million (2013: $nil) for the three months to March 31, 2014. Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $57.8 million for the three months to March 31, 2014 (2013: $36.1 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

3 months to March 31,	Notes	2014		2013

Earnings per ordinary share - basic

Earnings from continuing operations		43.3	c	51.0	c

Loss from discontinued operations	1	(3.9c	)	(39.2c	)

Earnings per ordinary share - basic		39.4	c	11.8	c

Earnings per ordinary share - diluted

Earnings from continuing operations		43.0	c	49.0	c

Loss from discontinued operations	1	(3.9c	)	(36.7c	)

Earnings per ordinary share - diluted		39.1	c	12.3	c
Weighted average number of shares (millions):
Basic	20	584.3		551.5
Diluted	20	588.8		588.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

3 months to March 31,	2014	2013
	$'M	$'M

Net income	230.4	64.8
Other comprehensive income:
Foreign currency translation adjustments	(1.7)	(36.1)

Unrealized holding gain on available-for-sale securities (net of taxes of $2.5 million and $0.2 million)	4.3	(1.7)

Comprehensive income	233.0	27.0

The components of accumulated other comprehensive income as at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
	$’M	$’M

Foreign currency translation adjustments	108.7	110.4
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	4.1	(0.2)

Accumulated other comprehensive income	112.8	110.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2014	597.5	58.6	4,186.3	(450.6)	110.2	1,461.5	5,366.0
Net income	-	-	-	-	-	230.4	230.4
Other comprehensive income, net of tax	-	-	-	-	2.6	-	2.6
Options exercised	0.4	-	-	-	-	-	-

Share-based compensation	-	-	26.2	-	-	-	26.2

Tax benefit associated with exercise of stock options	-	-	20.5	-	-	-	20.5
Shares released by EBT to satisfy exercise of stock options	-	-	-	68.9	-	(68.8)	0.1

As at March 31, 2014	597.9	58.6	4,233.0	(381.7)	112.8	1,623.1	5,645.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

3 months to March 31,	2014	2013
	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	230.4	64.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.5	75.0
Share based compensation	26.2	16.6
Change in fair value of contingent consideration	(59.2)	1.8
Goodwill impairment charge	-	198.9
Unwind of inventory fair value step-up for products sold 1	38.8	-
Impairment of IPR&D intangible assets	166.0	-
Impairment of Property Plant and Equipment ("PP&E")	12.1	-
Gain on sale of product rights	(36.4)	(6.5)
Other, net	(2.2)	0.1
Movement in deferred taxes	18.5	1.4
Equity in losses/(earnings) of equity method investees	0.6	(0.4)

Changes in operating assets and liabilities:
Increase in accounts receivable	(77.3)	(51.3)
Increase in sales deduction accruals	70.8	44.4
Increase in inventory	(18.6)	(29.1)
Increase in prepayments and other assets	(74.6)	(61.8)
Decrease in accounts and notes payable and other liabilities	(145.5)	(93.5)

Net cash provided by operating activities (A)	246.1	160.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(10.1)	(2.2)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(3,764.4)	(77.2)
Purchases of non-current investments and PP&E	(15.6)	(50.1)
Proceeds from short-term investments	46.8	-
Proceeds received on sale of product rights	48.0	4.8
Proceeds from capital expenditure grants	-	2.7
Proceeds from disposal of non-current investments and PP&E	8.0	0.7
Other, net	(2.9)	-

Net cash used in investing activities (B)	(3,690.2)	(121.3)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

3 months to March 31,	2014	2013
	$’M	$’M

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long-term and short-term borrowings	2,170.0	-
Repayment of short term borrowings	(650.2)	-
Repayment of debt acquired with ViroPharma	(533.9)	-
Proceeds from ViroPharma call options	346.7	-
Payments to acquire shares under the share buy-back program	-	(70.6)
Contingent consideration payments	(7.8)	(6.0)
Excess tax benefit associated with exercise of stock options	20.5	4.4
Other, net	0.2	(0.7)

Net cash provided by/(used in) financing activities(C)	1,345.5	(72.9)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(1.7)	2.3

Net decrease in cash and cash equivalents (A+B+C+D)	(2,100.3)	(31.5)
Cash and cash equivalents at beginning of period	2,239.4	1,482.2

Cash and cash equivalents at end of period	139.1	1,450.7

Supplemental information associated with continuing
operations:

3 months to March 31,	2014	2013
	$’M	$’M

Interest paid	(2.6)	(1.0)
Income taxes paid	(82.6)	(96.1)

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

The balance sheet as at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by US GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2013.

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

To be adopted in future periods

Reporting discontinued operations and disclosures of disposals of components of an entity

In April 2014 the Financial Accounting Standard Board (“FASB”) issued guidance on the reporting of discontinued operations and disclosures of disposals of components of an entity. The amendments in this update revise the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The guidance requires expanded disclosures for discontinued operations which provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The guidance also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting.

The guidance will be effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

2.	Business combinations

Proposed acquisition of Fibrotech

On May 1, 2014 Shire entered into a definitive agreement to acquire Fibrotech, a privately held, biotechnology company focused on the development of small molecules for the treatment of renal diseases and fibrosis. The acquisition of Fibrotech will strengthen the Company’s growing and innovative portfolio targeting renal and fibrotic diseases, and leverages existing renal capabilities. Shire will make an upfront payment of $75 million and additional contingent payments based on the achievement of development and regulatory milestones. The closing of the acquisition is subject to customary conditions, including approval of Australia’s Foreign Investment Review Board.

Acquisition of ViroPharma Incorporated (“ViroPharma”)

On January 24, 2014, Shire completed its acquisition of 100% of the outstanding share capital of ViroPharma. The acquisition-date fair value of cash consideration paid on closing was $3,997 million.

The acquisition of ViroPharma added CINRYZE (C1 esterase inhibitor [human]) to Shire’s portfolio of currently marketed products. CINRYZE is a leading brand for the prophylactic treatment of Hereditary Angioedema (“HAE”) in adolescents and adults.

The acquisition of ViroPharma has been accounted for as a purchase business combination using the acquisition method. The assets acquired and the liabilities assumed from ViroPharma have been recorded at their preliminary fair values at the date of acquisition, being January 24, 2014. The Company’s consolidated financial statements include the results of ViroPharma from January 24, 2014. The amount of ViroPharma’s post acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the three months to March 31, 2014 were $92.8 million and $59.2 million respectively. The pre-tax loss in the three months to March 31, 2014 is stated after charges on the unwind of inventory fair value adjustments of $38.8 million, intangible asset amortization of $23.3 million and integration costs of $25.8 million.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed is outlined below:

Preliminary
Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	232.6
Short term investments	57.8
Accounts receivable	52.2
Inventories	203.5
Deferred tax assets	100.2
Purchased call option	346.7
Other current assets	42.5

Total current assets	1,035.5

Non-current assets:
Property, plant and equipment	24.7
Goodwill	1,536.6
Other intangible assets
- Currently marketed products	2,320.0
- IPR&D	530.0
Other non-current assets	11.6

Total assets	5,458.4

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	116.6
Convertible bond	551.4

Non-current liabilities:
Deferred tax liabilities	695.9
Other non-current liabilities	97.5

Total liabilities	1,461.4

Fair value of identifiable assets acquired and liabilities assumed	3,997.0

Consideration
Cash consideration paid	3,997.0

The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $2,320.0 million relate to intellectual property rights acquired for ViroPharma’s currently marketed products, primarily attributed to CINRYZE, for the routine prophylaxis against HAE attacks in adolescent and adult patients. Shire also obtained intellectual property rights to three other commercialized products,

PLENADREN, an orphan drug for the treatment of adrenal insufficiency in adults, BUCCOLAM, an oromucosal solution for the treatment of prolonged, acute, and convulsive seizures in infants, toddlers, children and adolescents and VANCOCIN, an oral capsule formulation for the treatment of C. difficile-associated diarrhea (“CDAD”). The preliminay fair value of currently marketed products has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

The estimated useful lives of the CINRYZE, PLENADREN, BUCCOLAM and VANCOCIN intangible assets range from 3 to 23 years (weighted average 21 years), with amortization being recorded on a straight line basis.

(b) Other intangible assets – IPR&D

IPR&D relates to development projects acquired with ViroPharma, that have been initiated and have achieved material progress and whose fair value is estimable with reasonable certainty but (i) have not yet reached technological feasibility or have not yet received the relevant regulatory approval and (ii) have no alternative future use.

IPR&D, totaling $530.0 million principally relates to Maribavir , an investigational antiviral product for cytomegalovirus and VP20621, a non-toxigenic strain of C.difficile for the treatment and prevention of CDAD. The preliminary fair value of these IPR&D assets has been estimated based on an income approach, using the present value of incremental after tax cash flows expected to be generated by these development projects after the deduction of contributory asset charges for other assets employed in these projects. The estimated cash flows have been probability adjusted to take into account their stage of completion and the remaining risks and uncertainties surrounding their future development and commercialization.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects include  the ability to confirm the efficacy of the technology based on the data from clinical trials, and obtaining the relevant regulatory approvals as well as other risks as described in PART 1: ITEM 1A “Risk Factors” of the Company’s annual report on Form 10-K. The valuation of IPR&D has been based on information available at the time of the acquisition and on expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to a market participant. However, no assurance can be given that the assumptions and events associated with such assets will occur as projected. For these reasons, the actual cash flows may vary from forecast future cash flows.

The estimated probability adjusted after tax cash flows used in fair valuing other intangible assets have been discounted at rates ranging from 9.5% to 10.0%.

(c) Goodwill

Goodwill arising of $1,536.6 million, which is not deductible for tax purposes, includes the expected operational synergies that will result from combining the operations of ViroPharma with the operations of Shire; other synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the three months to March 31, 2014 the Company expensed costs of $65.8 million (2013: $nil) relating to the acquisition and post acquisition integration of ViroPharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and ViroPharma as if the acquisition of ViroPharma had occurred as at January 1, 2013. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	3 months to		3 months to
	March 31,		March 31,
	2014		2013
	$’M		$’M

Revenues	1,378.6		1,250.5

Net income from continuing operations	219.4		129.7

Per share amounts:
Net income from continuing operations per share - basic	37.6	c	23.5	c

Net income from continuing operations per share - diluted	37.4	c	22.0	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to decrease net income by $33.8 million for the period to March 31, 2013 to reflect acquisition costs incurred by Shire, and increase net income by $23.2 million for the period to March 31, 2014 to eliminate acquisition costs incurred;

(ii)
an adjustment to decrease net income by approximately $25.1 million for the period to March 31, 2013, to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the period to March 31, 2014;

(iii)
an adjustment of $12 million in the period to March 31, 2013  to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of ViroPharma and the amortization of related deferred debt issuance costs;

(iv)
an adjustment to increase amortization expense by approximately $6.1 million in the period to March 31, 2014 and $16.3 million in the period to March 31, 2013, related to amortization of the fair value of identifiable intangible assets acquired and the elimination of ViroPharma’s historical intangible asset amortization expense;

(v)
an adjustment to reflect the additional depreciation expense (approximately $0.1 million in the period to March 31, 2014 and 2013) related to the fair value adjustment to property, plant and equipment acquired;

(vi)	adjustments to reflect the tax effects of the above adjustments, where applicable

3.	Divestment of product rights

On January 1, 2014 the Company transferred the marketing authorizations for the CALCICHEW range of products in the UK and Ireland to Takeda Pharmaceutical Company Limited. In addition in the first quarter of 2014 Shire received a cash consideration of $43.5 million from the sale of certain CALCICHEW trade marks to Takeda Nycomed AS (“Takeda”), resulting in a gain (net of taxes) of $43.5 million being recorded in the consolidated statement of income.

In the three months to March 31, 2014 the Company recorded total gains on the sale of product rights of $36.4 million (2013: $6.5 million), related to the sale of CALCICHEW trademarks to Takeda and the re-measurement of contingent consideration receivable from the 2010 divestment of DAYTRANA.

At March 31, 2014 the Company has recorded a receivable based on the fair value of future contingent consideration totaling $59.4 million (2013: $36.1 million), related to the divestment of DAYTRANA ($25.8 million) and the divestment of the DERMAGRAFT business ($33.6 million). The total contingent consideration receivable is split between current assets of $8.1 million (2013: $9.6 million) and non-current assets of $51.3 million (2013: $26.5 million).

4.	Reorganization costs

One Shire business reorganization

On May 2, 2013, the Company initiated the reorganization of its business to integrate the three divisions into a simplified One Shire organization in order to drive future growth and innovation.

As part of the One Shire reorganization, the Company undertook a review of all of its pipeline programs and identified those projects that fit with the Company’s new strategic direction and have an acceptable likelihood of success. Shire’s pre-clinical investments are now primarily focused on Rare Diseases, meaning that the majority of other pre-clinical projects have been discontinued. Several clinical programs have also been discontinued. The impact of the prioritization and rationalization of the Company’s development portfolio means many of the R&D programs currently run from Basingstoke, UK have ceased. Taken together with the overall streamlining of the R&D organization, this has resulted in a significant number of R&D roles in Basingstoke being eliminated and some positions being re-located. A small number of functional roles that support R&D in Basingstoke have also been affected.

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

In the three months to March 31, 2014 the Company incurred reorganization costs totaling $49.4 million, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $114.0 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the end of 2014. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $101 million will be expensed as incurred during 2014.

The liability for reorganization costs arising from the One Shire business reorganization at March 31, 2014 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		March 31,
	2014	organization	Paid/Utilized	2014
	$'M	$'M	$'M	$'M

Involuntary termination benefits	15.3	42.2	(44.5)	13.0
Other reorganization costs	9.5	7.2	(14.5)	2.2

	24.8	49.4	(59.0)	15.2

At March 31, 2014 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($15.2 million).

5.	Integration and acquisition costs

For the three months to March 31, 2014 Shire recorded a net charge within integration and acquisition costs of $6.6 million. This comprised a charge of $65.8 million associated with the acquisition and integration of ViroPharma, partially offset by a net credit of $59.2 million relating to the change in fair values of contingent consideration payable in relation to prior business combinations.

The net credit on changes in contingent consideration liabilities principally arises on the re-measurement of contingent consideration payable on the acquisition of FerroKin Biosciences, Inc. (“FerroKin”) ($71.9 million), following the decision to place the ongoing Phase 2 clinical trial for SHP602 on clinical hold.

In the first quarter of 2013 integration and acquisition costs of $4.1 million primarily related to the acquisition of Lotus Tissue Repair Inc. and the integration of FerroKin.

6.	Accounts receivable, net

Accounts receivable at March 31, 2014 of $1,091.2 million (December 31, 2013: $961.2 million), are stated net of a provision for discounts and doubtful accounts of $47.4 million (December 31, 2013: $47.9 million).

Provision for discounts and doubtful accounts:

	2014	2013
	$’M	$’M

As at January 1,	47.9	41.7
Provision charged to operations	80.7	76.3
Provision utilization	(81.2)	(73.3)

As at March 31,	47.4	44.7

At March 31, 2014 accounts receivable included $37.2 million (December 31, 2013: $37.8 million) related to royalty income.

7.	Inventories

At March 31, 2014 inventories include $95.4 million in respect of the fair value of inventories acquired with ViroPharma, stated at fair value (being estimated selling price less estimated costs to complete and sell). All other inventories are stated at the lower of cost or market. Inventories comprise:

	March 31,	December 31,
	2014	2013
	$’M	$’M

Finished goods	248.8	156.6
Work-in-progress	283.2	240.5
Raw materials	104.2	58.2

	636.2	455.3

8.	Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the Company recorded charges of $22.7 million, primarily relating to costs associated with the divestment, in the three months to March 31, 2014. These costs have been presented within discontinued operations in the consolidated income statement.

The operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. The components of discontinued operations which relate to the DERMAGRAFT business are as follows:

3 months to March 31,	2014	2013
	$’M	$’M
Revenues:
Product revenues	1.9	18.5

Loss from discontinued operations before income taxes	(35.8)	(227.9)
Income taxes	13.1	11.7

Loss from discontinued operations, net of taxes	(22.7)	(216.2)

The loss from discontinued operations before income taxes in the first quarter of 2013 includes a charge of $191.8 million, being the proportion of the Regenerative Medicine (“RM”) reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

9.	Prepaid expenses and other current assets

	March 31,	December 31,
	2014	2013
	$’M	$’M

Prepaid expenses	63.8	29.4
Income tax receivable	211.7	177.4
Value added taxes receivable	4.1	14.5
Other current assets	70.7	41.7

	350.3	263.0

10.	Goodwill

	March 31,	December 31,
	2014	2013
	$’M	$’M

Goodwill arising on businesses acquired	2,161.2	624.6

In the three months to March 31, 2014 the Company completed the acquisition of ViroPharma, which resulted in goodwill with a preliminary value of $1,536.6 million (see Note 2 for details).

	2014	2013
	$’M	$’M

As at January 1,	624.6	644.5
Acquisitions	1,536.6	83.7
Goodwill impairment charge related to continuing operations	-	(7.1)
Goodwill impairment charge related to DERMAGRAFT business recorded to discontinued operations	-	(191.8)
Foreign currency translation	-	(6.5)

As at March 31,	2,161.2	522.8

In the first quarter of 2013 the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the former RM reporting unit. Following the divestment of the DERMAGRAFT business, $191.8 million of the impairment charge was reclassified to discontinued operations, being the portion of the former RM reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

11.	Other intangible assets, net

	March 31,	December 31,
	2014	2013
	$’M	$’M

Amortized intangible assets
Intellectual property rights acquired for currently marketed products	4,914.5	2,573.3
Other intangible assets	30.0	46.1

	4,944.5	2,619.4
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,315.6	951.5

	6,260.1	3,570.9

Less: Accumulated amortization	(1,316.7)	(1,258.3)

	4,943.4	2,312.6

The change in the net book value of other intangible assets for the three months to March 31, 2014 and 2013 is shown in the table below:

	Other intangible assets
	2014	2013
	$’M	$’M

As at January 1,	2,312.6	2,388.1
Acquisitions	2,854.0	328.5
Amortization charged	(57.8)	(36.1)
Amortization charged on DERMAGRAFT product technology, presented within discontinued operations in the consolidated income statement	-	(9.8)
Impairment charges	(166.0)	-
Foreign currency translation	0.6	(13.5)

As at March 31,	4,943.4	2,657.2

In the three months to March 31, 2014 the Company acquired intangible assets totaling $2,854 million, primarily relating to the preliminary fair value of currently marketed intangible assets of $2,320 million and IPR&D assets of $530 million, which were acquired with ViroPharma (see Note 2 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the three months to March 31, 2014 the Company identified indicators of impairment in respect of its SHP602 IPR&D asset. These indicators included the decision to place the ongoing Phase 2 clinical trial in pediatric and adult patients on hold while certain nonclinical findings are analyzed and evaluated.

The Company therefore reviewed the recoverability of its SHP602 IPR&D asset and recorded an impairment charge of $166.0 million within R&D expenses in the consolidated statement of income to record the SHP602 IPR&D asset to its revised fair value. This fair value was based on the revised discounted cash flow forecasts associated with SHP602, which included a reduced probability of commercial launch, and an overall delay in the forecast timing of launch.

Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2014 will be approximately $259 million for each of the five years to March 31, 2018. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

12.	Accounts payable and accrued expenses

	March 31,	December 31,
	2014	2013
	$’M	$’M

Trade accounts payable and accrued purchases	258.2	202.6
Accrued rebates – Medicaid	573.7	549.1
Accrued rebates – Managed care	317.2	258.1
Sales return reserve	87.3	98.8
Accrued bonuses	37.5	130.9
Accrued employee compensation and benefits payable	131.7	79.4
R&D accruals	51.2	69.6
Provisions for litigation losses and other claims	68.6	71.7
Other accrued expenses	239.8	228.2

	1,765.2	1,688.4

13.	Other current liabilities

	March 31,	December 31,
	2014	2013
	$’M	$’M

Income taxes payable	28.3	69.0
Value added taxes	7.9	15.8
Contingent consideration payable	8.1	12.9
Other current liabilities	38.8	21.8

	83.1	119.5

14.	Borrowings

Term Loan Agreement

In connection with its acquisition of ViroPharma on November 11, 2013 Shire entered into a $2,600 million Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”). The Facilities Agreement was subsequently reduced to $1,200 million. At March 31, 2014 the Facilities Agreement comprises two credit facilities: (i) a $550 million term loan facility which matures on November 10, 2014, of which $350 million was utilized, and (ii) an $850 million term loan facility which matures on November 11, 2015, which was fully utilized. The $550 million term loan facility was further reduced in April 2014 to $350 million.

Revolving Credit Facility (“RCF”)

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners. The RCF, which is for an aggregate amount of $1,200 million and includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015. As at March 31, 2014 Shire has drawn loans totalling $320 million under the RCF.

15.	Other non-current liabilities

	March 31,	December 31,
	2014	2013
	$’M	$’M

Income taxes payable	176.4	115.7
Deferred revenue	10.9	9.8
Deferred rent	11.0	11.3
Insurance provisions	1.3	1.0
Contingent consideration payable	342.2	393.0
Other non-current liabilities	87.5	57.7

	629.3	588.5

16.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at March 31, 2014 are presented below:
Operating
leases
$’M

2014	30.1
2015	32.3
2016	24.5
2017	20.7
2018	15.6
2019	12.9
Thereafter	95.5

231.6

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $13.2 million and $17.8 million for the three months March 31, 2014 and 2013 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At March 31, 2014 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $59.6  million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative arrangements

Details of significant updates in collaborative arrangements are included below:

Out-licensing arrangements

Shire has entered into various collaborative arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $71.5 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the three months to March 31, 2014 Shire received up-front and milestone payments totaling $1.0 million (2013: $nil). In the three months to March 31, 2014 Shire recognized milestone income of $1.5 million (2013: $0.5 million) in other revenues and $12.5 million (2013: $14.5 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At March 31, 2014 the Company had committed to pay approximately $356 million (December 31, 2013: $346 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At March 31, 2014 the Company had committed to pay approximately $636 million (December 31, 2013: $109 million) in respect of contract manufacturing. The Company expects to pay $142 million of these commitments in 2014. The increase in contract manufacturing commitments arises principally from commitments with ViroPharma’s contract manufacturer of CINRYZE.

(iii)	Other purchasing commitments

At March 31, 2014 the Company had committed to pay approximately $449 million (December 31, 2013: $128 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $287 million of these commitments in 2014. The increase in other purchasing commitments arises principally from commitments with ViroPharma’s suppliers of blood plasma used in the manufacturing of CINRYZE.

(iv)	Investment commitments

At March 31, 2014 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $14 million (December 31, 2013: $14 million) which may all be payable in 2014, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities of which Shire is not the primary beneficiary. These entities control and conduct all related research up to achievement of pre-defined development success criteria at which point Shire will have an option to acquire the entity for pre-defined purchase consideration, including consideration contingent upon achievement of certain development and commercial milestones.

(v)	Capital commitments

At March 31, 2014 the Company had committed to spend $5 million (December 31, 2013: $12 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At March 31, 2014 provisions for litigation losses, insurance claims and other disputes totaled $69.9 million (December 31, 2013: $72.7 million).

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

The District Court of New Jersey consolidated the cases against Sandoz, Roxane, Amneal and Actavis.  Shire amended its complaints in all of the pending cases to add Johnson Matthey Inc. and Johnson Matthey Pharmaceutical Materials (collectively “Johnson Matthey”) as defendants.  The lawsuit filed against Watson was transferred to the District Court of New Jersey but was not consolidated with the case against the other ANDA filers and the case was subsequently dismissed in view of the withdrawal of Watson’s ANDA.

In December 2011 and February 2012, Shire received additional notifications that Mylan had filed further certifications challenging other VYVANSE patents listed in the Orange Book.  Within the requisite 45 day period, Shire filed a new lawsuit against Mylan and Johnson Matthey in the US District Court for the District of New Jersey which was subsequently consolidated with the pending case in New Jersey against Sandoz, Roxane, Amneal and Actavis. In May 2012, the case that was filed against Mylan in the Eastern District of New York was transferred and consolidated with the pending case in New Jersey against Mylan, Sandoz, Roxane, Amneal and Actavis. In December 2012, the parties completed a Markman briefing. A Markman hearing took place on August 5, 2013 and a ruling was rendered on August 8, 2013. No trial dates have been set.

LIALDA

In May 2010 Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila.

The case had been administratively closed since February 22, 2013, but was reopened on February 27, 2014. A Markman hearing is scheduled to take place on January 12, 2015.  A trial is scheduled to begin on July 6, 2015.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. In August 2012, Shire filed an amended complaint adding Watson Pharma, Inc. and Watson Laboratories, Inc. as defendants. A Markman hearing was held on December 20, 2012 and a written Markman decision was given by the court on January 17, 2013. A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson appealed the trial court’s ruling to the Court of Appeals of the Federal Circuit (“CAFC”) and a hearing took place on December 2, 2013.  The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. (“Mylan”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. The filing of the lawsuit triggered a stay of approval of the ANDA for up to 30 months. No date for a Markman hearing has been set. A trial is scheduled to occur in October 2014.

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

The Company recorded a $57.5 million charge comprised of the agreement in principle amount, interest and costs, which was charged to SG&A in the fourth quarter of 2012.  The agreement in principle is subject to change until this matter is finally resolved.  Discussions between the Company and the US Government are ongoing to establish a final resolution to the investigation.

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

Following the disposal of DERMAGRAFT business, Shire has retained certain legacy liabilities including any liability that may arise from this investigation. Shire is cooperating fully with these investigations. Shire is not in a position at this time to predict the scope, duration or outcome of these investigations.

Litigations related to ViroPharma

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

17.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the three months to March 31, 2014 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for- sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other Comprehensive income before reclassification	(1.7)	7.5	5.8
Gain transferred to the income statement (within Other income/(expense), net) on disposal of available-for-sale securities	-	(3.2)	(3.2)
Net current period other comprehensive income	(1.7)	4.3	2.6

As at March 31, 2014	108.7	4.1	112.8

18.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on its $1,200 million Revolving Credit Facility (“RCF”), its $550 million term loan facility (which was reduced to $350 million facility in April 2014) and its $850 million term loan facility (the “Facilities”) on which interest is at floating rates, to the extent the RCF or the Facilities are utilized. At March 31, 2014 the Company utilized $350 million of the $550 million term loan facility, fully utilized the $850 million term loan facility and utilized $320 million of the RCF. This exposure is to US dollar interest rates.

The Company has evaluated the interest rate risk on the RCF and the Facilities and considers the risks associated with floating interest rates on the instruments as appropriate and no derivative instruments have been entered into to manage this risk. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the RCF and the Facilities at March 31, 2014 would increase or decrease interest expense by approximately $15.2 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2014 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

No derivative instruments were entered into during the three months March 31, 2014 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the three months March 31, 2014, including receipts of $28.1 million and $27.3 million in respect of Spanish and Italian receivables, respectively.

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

At March 31, 2014 the Company had 26 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at March 31, 2014  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.2 million, resulting in net derivative assets and derivative liabilities of $1.4 million and $1.0 million, respectively. Further details are included below:

		Fair value	Fair value
		March 31,	December 31,
		2014	2013
		$’M	$’M

Assets	Prepaid expenses and other current assets	1.6	4.0
Liabilities	Other current liabilities	1.2	2.8

Net gains/(losses) (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains/(losses) recognized in income	Amount of net gains/(losses) recognized in income

In the three months to		March 31,	March 31,
		2014	2013
		$’M	$’M

Foreign exchange contracts	Other income, net	1.8	(1.6)

These net foreign exchange gains/(losses) are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

19.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at March 31, 2014 and December 31, 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Carrying	Fair value
		value
			Total	Level 1	Level 2	Level 3
At March 31, 2014		$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)		23.8	23.8	23.8	-	-
Contingent consideration receivable (2)		59.4	59.4	-	-	59.4
Foreign exchange contracts		1.6	1.6	-	1.6	-

Financial liabilities:
Foreign exchange contracts		1.2	1.2	-	1.2	-
Contingent consideration payable(3)		350.3	350.3	-	-	350.3

			Total	Level 1	Level 2	Level 3
At December 31, 2013		$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)		6.7	6.7	6.7	-	-
Contingent consideration receivable (2)		36.1	36.1	-	-	36.1
Foreign exchange contracts		4.0	4.0	-	4.0	-

Financial liabilities:
Foreign exchange contracts		2.8	2.8	-	2.8	-
Contingent consideration payable(3)	1	405.9	405.9	-	-	405.9

(1)	Available-for-sale securities are included within Investments and Prepaid expenses and other current assets in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2014	2013
	$'M	$'M

Balance at January 1,	36.1	38.3
Initial recognition of contingent consideration receivable	33.6	-
(Loss)/gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	(7.1)	5.4
Reclassification of amounts to Other receivables within Other current assets	(4.0)	(5.0)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	0.8	(1.0)

Balance at March 31,	59.4	37.7

Contingent consideration payable
	2014	2013
	$'M	$'M

Balance at January 1,	405.9	136.4
Initial recognition of contingent consideration payable	10.0	233.8
Change in fair value during the period with the corresponding adjustment recognized as a (gain)/loss in the income statement (within Integration and acquisition costs)	(59.2)	1.8
Reclassification of amounts to Other current liabilities	(2.4)	(5.8)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	(4.0)	-

Balance at March 31,	350.3	366.2

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At March 31, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration receivable ("CCR")	59.4	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 70%
			• Future forecast consideration receivable based on contractual terms with purchaser	• $15 million to $148 million
			• Assumed market participant discount rate	• 7 to 11.5%

Financial liabilities:	Fair Value at the Measurement Date
At March 31, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration payable	350.3	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 11 to 57% (Weighted average)
			• Assumed market participant discount rate	• 2.9 to 15% (Weighted average)
			• Periods in which milestones are expected to be achieved	• 2014 to 2025
			• Forecast quarterly royalties payable on net sales of relevant products	• $2.1 to $7.6 million

The Company re-measures the CCR (relating to contingent consideration due to the Company following divestment of certain of the Company’s products) at fair value at each balance sheet date, with the fair value measurement based on forecast cash flows, over a number of scenarios which vary depending on the expected performance outcome of the products following divestment. The forecast cash flows under each of these differing outcomes have been included in probability weighted estimates used by the Company in determining the fair value of the CCR.

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

The fair value of the Company’s contingent consideration receivable and payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones is specific to the individual contingent consideration receivable or payable. The assumptions include, among other things, the probability and expected timing of certain milestones being achieved, the forecast future net sales of the relevant products and related future royalties payable, the probability weightings applied to different sales scenarios of the Company’s divested products and forecast future royalties receivable under scenarios developed by the Company, and the discount rates used to determine the present value of contingent future cash flows. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Assets Measured At Fair Value on a Non-Recurring Basis in the period using Significant Unobservable Inputs (Level 3)

In the first quarter of 2014 the Company reviewed the SHP602 IPR&D intangible asset for impairment and recognized an impairment charge of $166 million, recorded within R&D in the consolidated income statement, to write down this asset to fair value. The fair value of this asset was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, probabilities of the IPR&D intangible asset receiving regulatory approval, risk-adjusted forecast future cash flows to be generated by these assets and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows.

Fair Value at the Measurement Date
At March 31, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Rate used
$'M

SHP602 IPR&D intangible asset	$nil	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained	• 11 to 15%
			• Expected commercial launch date	• 2021
			• Assumed market participant discount rate	• 11.3%

The carrying amounts of other financial assets and liabilities materially approximate to their fair value because of the short-term maturity of these amounts.

20.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to
	March 31,	March 31,
	2014	2013
	$’M	$’M

Income from continuing operations, net of taxes	253.1	281.0
Loss from discontinued operations1	(22.7)	(216.2)

Numerator for basic earnings per share	230.4	64.8

Interest on convertible bonds, net of tax	-	7.6

Numerator for diluted earnings per share	230.4	72.4

Weighted average number of shares:
	Millions	Millions

Basic 1	584.3	551.5
Effect of dilutive shares:
Share based awards to employees 2	4.5	3.8
Convertible bonds 2.75% due 2014	-	33.6

Diluted	588.8	588.9

1.	Excludes shares purchased by the EBT and presented by Shire as treasury stock.
2.	Calculated using the treasury stock method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2014	2013
	No. of shares	No. of shares
	Millions	Millions

Share based awards to employees1	0.8	5.6

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

21.	Segmental reporting

Shire comprises a single operating and reportable segment engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs.

This segment is supported by several key functions: a Pipeline group, consisting of R&D and Business Development, which prioritizes its activities towards late stage development programs across a variety of therapeutic areas, while focusing its pre-clinical development activities primarily in rare diseases; a Technical Operations group is responsible for the Company’s global supply chain; and an In-line marketed products group focuses on commercialized products. The In-Line marketed products group currently consists of four commercial units focused exclusively on commercial delivery to drive optimum performance of currently marketed products. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

This single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

In the periods set out below, revenues by major product were as follows:

	3 months to,	3 months to,
	March 31,	March 31,
	2014	2013
	$’M	$’M

VYVANSE	351.2	298.4
LIALDA/MEZAVANT	128.9	100.5
ELAPRASE	128.6	114.3
REPLAGAL	114.3	114.0
VPRIV	86.9	81.6
CINRYZE	85.6	-
ADDERALL XR	85.1	99.8
INTUNIV	82.3	77.7
FIRAZYR	74.9	41.7
PENTASA	72.3	71.0
FOSRENOL	41.4	42.3
XAGRID	27.1	23.4
Other product sales	29.5	33.5

Total product sales	1,308.1	1,098.2

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to March 31, 2014 and recent developments

Products

INTUNIV – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in children/adolescents

•
On March 27, 2014 Shire announced the acceptance of submission of a Marketing Authorisation Application (“MAA”) by the European Medicines Agency (“EMA”) for their once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

Pipeline

SHP602 – for the treatment of Iron Overload

•
In March 2014, the SHP 602 Phase 2 trial in pediatric and adult patients with transfusion iron overload was placed on clinical hold as Shire evaluates nonclinical toxicology findings. The potential relevance of these findings to humans, if any, is unknown, however this assessment will lead to a delay that would impact the commercial value of this program. Following the decision to put the current trial on clinical hold, an impairment charge relating to the IPR&D intangible asset has been recorded in the first quarter of 2014.

OTHER DEVELOPMENTS

Proposed acquisition of Fibrotech

•
On May 1, 2014 Shire entered into a definitive agreement to acquire Fibrotech, a privately held, biotechnology company focused on the development of small molecules for the treatment of renal diseases and fibrosis. The acquisition of Fibrotech strengthens our growing and innovative portfolio targeting renal and fibrotic diseases, and leverages our existing renal capabilities. Shire will make an upfront payment of $75 million and additional contingent payments based on the achievement of development and regulatory milestones.  The closing of the acquisition is subject to customary conditions, including approval of Australia’s Foreign Investment Review Board. FT011, the lead molecule, targets an innovative, novel and previously undescribed mechanism of action, which completed a Phase 1A study in healthy volunteers and is currently in a Phase 1B study in patients with renal impairment. The first Phase 2 study is planned to enroll patients with Focal Segmental Glomerulosclerosis (FSGS), a rare fibrotic kidney disease with high unmet medical need. Shire will also explore the application of this technology in other potential fibrotic conditions. Given recent advancements in the scientific understanding of fibrosis, as well as the development of biomarkers to aid in clinical development, it is an exciting time to expand our interest in anti-fibrotic agents with a clinical stage candidate as well as a library of additional novel molecules.

Transfer of CALCICHEW product rights

•
In the first quarter of 2014 Shire transferred the marketing authorisations for the CALCICHEW range of products in the UK and Ireland to Takeda Pharmaceutical Company Limited. From January 1, 2014 Shire no longer has recognized product sales from CALCICHEW. In addition in the first quarter of 2014, Shire sold certain CALCICHEW trade marks to Takeda Nycomed AS (“Takeda”) for cash proceeds of $43.5 million and recognized a gain for the same amount.

Acquisition of ViroPharma

•
On January 24, 2014, Shire completed its acquisition of 100% of the outstanding share capital of ViroPharma. The acquisition-date fair value of cash consideration paid on closing was $3,997 million. The acquisition of ViroPharma added CINRYZE (C1 esterase inhibitor [human]) to Shire’s portfolio of currently marketed products. CINRYZE is a leading brand for the prophylactic treatment of HAE in adolescents and adults.

Products in registration as at March 31, 2014

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

VPRIV for the treatment of Gaucher disease in Japan

In the fourth quarter of 2013, Shire submitted an MAA to the MHLW in Japan, seeking approval for VPRIV for the treatment of adult and paediatric patients with Gaucher disease.

INTUNIV for the treatment of ADHD in the EU

In March 2014, the Company announced the acceptance of submission of an MAA by the EMA for their once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

SHP465 for the treatment of ADHD

Shire’s New Drug Application (“NDA”) for SHP465 capsules was previously submitted in 2006 to support the use of SHP465 for the treatment of ADHD in adults. With the growing adult ADHD population there is now a larger patient population and commercial need for this type of product than there was seven years ago. Their needs of a longer acting, once daily treatment are not served and Shire believes this provides an opportunity to bring SHP465 forward as an additional choice of treatment. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults throughout the day. The active ingredients found in SHP465 are a mixture of amphetamine salts and dextroamphetamine. Shire recently requested FDA concurrence with the sponsor’s proposed plans to address outstanding items previously outlined by the FDA to support approval of this NDA. Based on FDA feedback received on April 25, 2014, Shire is planning to discuss with the FDA plans to resubmit the SHP465 NDA as a Class 2 resubmission with a 6-month FDA review time. SHP465 is a once daily, three-component, extended-release, single-entity mixed amphetamine salts product, if approved, designed to treat ADHD in adults with statistically significant endpoints at 16 hours post-dose (statistically significant endpoints in clinical trials beginning at the 4-hour time point).

Products in clinical development as at March 31, 2014

Phase 3

SHP606 lifitegrast for the treatment of Dry Eye disease

Shire continues to evaluate the lifitegrast clinical program in whole examining the totality of evidence and will engage in a pre-NDA meeting with FDA regarding next steps. The totality of data encompasses all efficacy studies conducted to date, one Phase 2 study and two Phase 3 studies (OPUS-1 and OPUS-2, with topline results announced in the fourth quarter of 2013).

On April 30, 2014 Shire announced top-line results from the prospective, randomized, double-masked, placebo-controlled SONATA trial which indicated no ocular or drug-related serious adverse events. The safety data indicated in the SONATA trial was entirely consistent with that observed in the Phase 2, OPUS-1 and OPUS-2 studies. Additional data and analyses will be submitted for presentation at upcoming medical meetings.

LDX1 for the treatment of Binge Eating Disorder

In November 2013, the Company reported positive top-line results from two identically designed randomized placebo-controlled Phase 3 studies evaluating the efficacy and safety of LDX versus placebo in adults with BED. In both studies LDX was found to be statistically superior to placebo on the primary efficacy analysis (p-value <0.001) of the change from baseline at weeks 11 to 12 in terms of number of binge days per week. The safety for LDX in these two studies appears to be generally consistent with the known profile established in studies in adults with ADHD. Shire anticipates filing for FDA regulatory approval of VYVANSE for the treatment of BED in adults (ages 18 to 55) by the third quarter of 2014.

FIRAZYR for the treatment of ACE-I AE

A Phase 3 clinical trial to assess the efficacy of FIRAZYR for the treatment of ACE inhibitor-induced angioedema was initiated in the fourth quarter of 2013 and is ongoing.

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Discussions are planned with the FDA to determine the potential clinical development pathway.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell treatments for ADHD in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients in Japan

CINRYZE is indicated for routine prophylaxis against HAE attacks in adolescent and adult patients. Shire has submitted a Clinical Trial Notification (“CTN”) to the Pharmaceutical and Medical Devices Agency (“PDMA”) in Japan.

Phase 2

LDX1 for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. A Phase 2 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013 and is ongoing.

SHP602 iron chelating agent for the treatment of iron overload secondary to chronic transfusion

A Phase 2 trial in pediatric and adult patients with transfusion iron overload is currently on clinical hold as Shire evaluates nonclinical toxicology findings. The potential relevance of these findings to humans, if any, is unknown.  This product has received orphan drug designation by the EMA and the FDA for the treatment of chronic iron overload requiring chelation therapy.

SHP613 (formerly SRM-003 or VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SHP613 is a novel endothelial cell based therapy in development for enhancing blood vessel repair and improving hemodialysis access for patients with end-stage renal disease (“ESRD”). This product has been granted orphan drug designation in the US and the EU. In March 2013, Shire initiated two Phase 2 studies designed to evaluate the efficacy and safety of SHP613 in improving AV Fistula (“AVF”) maturation and AV Graft (“AVG”) patency to facilitate hemodialysis in patients with ESRD. The trials are ongoing.

SHP607 (formerly HGT-ROP-001 or PREMIPLEX) for the treatment of Retinopathy of Prematurity (“ROP”)

SHP607 is in development as a protein replacement therapy for the preventative treatment of ROP, a rare eye disorder associated with premature birth. This product has been granted orphan drug designation both in the US and EU. A Phase 2 clinical trial is ongoing.

SHP609 for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for Hunter syndrome patients with cognitive impairment. The Company initiated a pivotal Phase 2/3 clinical trial in the fourth quarter of 2013 which is ongoing. This product has been granted orphan designation in the US.

SHP610 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

SHP610 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome, a Lysosomal Storage Disorder. The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. Shire has initiated the Phase 2B clinical trial for SHP610, which is designed to measure a clinical response. The product has been granted orphan designation in the US and in the EU.

SHP620 (Maribavir) for the treatment of cytomegalovirus infection (“CMV”) in transplant patients

SHP620 was acquired as part of the recent acquisition of ViroPharma. Shire is currently conducting two Phase 2 studies in transplant recipients, both of which are fully enrolled.  The first is a 160 patient trial in first-line treatment of asymptomatic CMV in transplant recipients. The second is a 120 patient trial for the treatment of resistant/refractory CMV infection/disease in transplant recipients.  Preliminary results are expected in the first half of 2015.

Phase 1

SHP611 for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as an ERT delivered intrathecally for the treatment of the late infantile form of MLD. This product has been granted orphan designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is ongoing.

CINRYZE life cycle management and new uses

Shire is pursuing additional new formulations of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients.  Shire plans to initiate discussions with the FDA in the second half of 2014 to determine the appropriate path forward.  In addition, Shire is further considering opportunities to pursue additional therapeutic indications that may involve the C1 Inhibitor.

SHP 622 (formerly VP 20629) for the treatment of Friedreich’s Ataxia (“FA”)

SHP622 is in development for the treatment of Friedreich’s Ataxia and was acquired as part of the recent acquisition of ViroPharma.  This product is a naturally occurring small molecular weight drug compound that prevents oxidative stress OX1 (indole-3-propionic acid) by a combination of hydroxyl radical scavenging activity and metal chelation. Phase I studies in healthy adults were completed in 2010. The drug was found to be generally well tolerated, and the pharmacokinetics revealed that the drug was rapidly absorbed and distributed in the body after oral administration.  ViroPharma launched a Phase 1 trial of its VP20629 in adults with FA in September 2013.  This trial is ongoing.

Other pre-clinical development projects

A number of additional early development projects, primarily focused on rare diseases, are underway in various stages of pre-clinical development.

1Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

Results of operations for the three months to March 31, 2014 and 2013

Financial highlights for the three months to March 31, 2014 are as follows:

•
Product sales grew strongly in the first quarter of 2014 (up 19% to $1,308 million from $1,098 million in the first quarter of 2013). Product sales in the first quarter of 2014 included $93 million of sales from products acquired with ViroPharma, including $86 million from CINRYZE. The inclusion of ViroPharma contributed eight percentage points to reported product sales growth.

Excluding products acquired with ViroPharma, product sales grew 11%, driven by VYVANSE (up 18% to $351 million), LIALDA/MEZAVANT (up 28% to $129 million), ELAPRASE (up 13% to $129 million) and FIRAZYR (up 80% to $75 million).

•	Total revenues were up 18% to $1,347 million (2013: $1,143 million), with the growth in product sales being partially offset by lower royalties and other revenues (down 14%).

•
Operating income from continuing operations was down 15% to $307 million (2013: $362 million), as the first quarter of 2014 included an impairment charge of $166 million in respect of the in-process R&D (“IPR&D”) intangible asset for SHP602, higher intangible asset amortization charges and a partial unwind of the inventory fair value step-up following the ViroPharma acquisition.

Excluding these charges operating income grew strongly in the first quarter of 2014, due to higher total revenues (up 18%) and lower combined R&D and SG&A costs. R&D costs decreased following the completion of several large Phase 3 programs since the first quarter of 2013 including new uses for LDX, the effect of portfolio prioritization decisions taken during 2013 and lower overheads due to the One Shire reorganization, partially offset by the inclusion of ViroPharma R&D costs. SG&A costs were up 10% overall due to the inclusion of ViroPharma SG&A, but decreased as a percentage of product sales as the Company benefited from the One Shire reorganization and the focus on operational discipline.

•
Diluted earnings per ordinary share increased 218% to $0.39 (2013: $0.12), as lower losses from discontinued operations (the first quarter of 2013 included goodwill impairment charges of $192 million) more than offset lower operating income from continuing operations.

Results of operations for the three months to March 31, 2014 and 2013

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2014	2013	change
	$'M	$'M	%

Product sales	1,308.1	1,098.2	+19
Royalties	32.3	38.5	-16
Other revenues	6.4	6.7	-4

Total	1,346.8	1,143.4	+18

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	Non-GAAP CER		US prescription		Exit market
	2014	2013	growth	growth4		growth1		share1
Net product sales:	$'M	$'M	%	%		%		%

VYVANSE	351.2	298.4	18%	+18		+3		16

LIALDA/MEZAVANT	128.9	100.5	28%	+29		+33		30

ELAPRASE	128.6	114.3	13%	+14		n/a	2	n/a	2

REPLAGAL	114.3	114.0	0%	+2		n/a	3	n/a	3

VPRIV	86.9	81.6	6%	+7		n/a	2	n/a	2

CINRYZE	85.6	-	n/a	n/a	2	n/a	2	n/a	2

ADDERALL XR	85.1	99.8	-15%	-14		-2		5

INTUNIV	82.3	77.7	6%	+6		+3		4

FIRAZYR	74.9	41.7	80%	+79		n/a	2	n/a	2

PENTASA	72.3	71.0	2%	+2		-1		13

FOSRENOL	41.4	42.3	-2%	-3		-10		3

XAGRID	27.1	23.4	16%	+8		n/a	2	n/a	2

Other product sales	29.5	33.5	-12%	-10		n/a		n/a

Total product sales	1,308.1	1,098.2	19%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Growth rates have been calculated based on therestated 2013 data issued by IMS on February 12, 2014. Exit market share represents the average monthly US market share in the month ended March 31, 2014.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first quarter of 2014.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, sothat product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2014 product sales and revenues restated using 2013 average foreign exchange rates to 2013 actual product sales and revenues. Average exchange rates for the three months to March 31, 2014 were $1.66:£1.00 and $1.37:€1.00 (2013: $1.58:£1.00 and $1.33:€1.00).

VYVANSE – ADHD

VYVANSE product sales showed strong growth (up 18%) in the first quarter of 2014 compared to the first quarter of 2013 due to price increases1 taken since the first quarter of 2013 and to a lesser extent higher prescription demand. The benefit of these positive factors was partially offset by destocking in the first quarter of 2014.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative colitis

Product sales for LIALDA/MEZAVANT in the first quarter of 2014 were up 28% primarily due to higher US prescription demand (up 33%), as LIALDA reached a US exit market share of 30%, and to a lesser extent the effect of a price increase1 taken since the first quarter of 2013. These positive factors were partially offset by higher sales deductions as a percentage of product sales as compared to the first quarter of 2013 and approximately $10 million of destocking in the first quarter of 2014.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the first quarter of 2014 were up 13% compared to the first quarter of 2013 driven by continued growth in the number of treated patients.

REPLAGAL – Fabry disease

REPLAGAL sales were flat compared to the first quarter of 2013 as slight volume growth was offset by lower pricing. The Company continues to see good growth in emerging markets and steady volume demand in Europe.

VPRIV – Gaucher disease

VPRIV product sales in the first quarter of 2014 were up 6% compared to the first quarter of 2013 driven by continued growth in the number of treated patients.

CINRYZE –prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma on January 24, 2014 and CINRYZE achieved product sales of $85.6 million in the first two months of post acquisition. On a proforma basis CINRYZE grew 16% on the first quarter of 2013 primarily driven by an increase in the number of patients on therapy.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 15%) in the first quarter of 2014 primarily due to slightly lower demand and higher sales deductions as a percentage of sales as compared to the first quarter of 2013. Market share has remained relatively stable over the past six months, the Company expects ADDERALL XR to remain competitive in its market.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

INTUNIV – ADHD

The growth in INTUNIV product sales (up 6%) in the first quarter of 2014 was driven by a combination of price increases1 taken since the first quarter of 2013 and higher US prescription demand. The benefit of these positive factors was offset by higher sales deductions as a percentage of product sales in the first quarter of 2014.

Further information about litigation proceedings regarding INTUNIV can be found in PART I: ITEM 1 of this Form 10-Q.

FIRAZYR – acute treatment of Hereditary Angioedema

FIRAZYR product sales growth (up 80%) was primarily due to growth in patients on therapy, the effect of a price increase1 and a higher number of treated attacks, particularly in the US market.

PENTASA – Ulcerative Colitis

PENTASA product sales (up 2%) benefited from higher stocking compared to the first quarter of 2013, partially offset by higher sales deductions as a percentage of product sales in the first quarter of 2014 as compared to the first quarter of 2013.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2014	2013	Change
	$'M	$'M	%

FOSRENOL	12.8	9.0	+42
ADDERALL XR	9.0	8.1	+11
3TC and ZEFFIX	7.5	12.5	-40
Other	3.0	8.9	-66

Total royalties	32.3	38.5	-16

Royalties from ADDERALL XR in the first quarter of 2014 benefited from royalties received from Teva Pharmaceuticals Inc (“Teva”). Shire will not receive royalties from Teva going after the first quarter of 2014.

Cost of product sales

Cost of product sales increased to $229.5 million for the three months to March 31, 2014 (18% of product sales), from $147.4 million in the corresponding period in 2013 (13% of product sales). Cost of product sales as a percentage of product sales was five percentage points higher than the same period in 2013, as the first quarter of 2014 included charges of $38.8 million on the unwind of the fair value adjustment on acquired ViroPharma inventories. For the three months to March 31, 2014 cost of product sales included depreciation of $10.2 million (2013: $7.1 million).

R&D

R&D expenditure increased by 63% to $360.5 million for the three months to March 31, 2014 (28% of product sales), compared to $220.6 million in the corresponding period in 2013 (20% of product sales). The first quarter of 2014 included impairment charges of $166.0 million relating to the SHP602 IPR&D intangible asset, following the current Phase 2 trial being placed on clinical hold. Excluding this impairment charge, R&D expenditure in the three months to March 31, 2014 decreased by 12% or by $26 million, due to the completion of several large Phase 3 programs since the first quarter of 2013 including new uses for LDX, the effect of portfolio prioritization decisions taken during 2013 and lower overheads due to the One Shire re-organization, partially offset by the inclusion of ViroPharma R&D costs.

R&D in the three months to March 31, 2014 included depreciation of $5.8 million (2013: $4.6 million).

SG&A

SG&A expenditure increased by 10% to $430.3 million from $391.7 million due to the inclusion of ViroPharma SG&A costs for the first time in the first quarter of 2014 and higher intangible asset amortization. SG&A as a proportion of product sales decreased to 33% of product sales for the three months to March 31, 2014 compared with 36% of product sales in the corresponding period in 2013, as the Company benefited from the One Shire re-organization and the focus on operational discipline in the first quarter of 2014.

For the three months to March 31, 2014 SG&A included depreciation of $20.8 million (2013: $16.1 million) and amortization of $57.8 million (2013: $36.1 million).

Gain on sale of product rights

For the three months to March 31, 2014 Shire recorded a net gain on sale of product rights of $36.4 million (2013: $6.5 million) primarily a gain of $43.5 million from the sale of certain CALCICHEW trade marks to Takeda, partially offset by the re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the three months to March 31, 2014 Shire recorded reorganization costs of $49.4 million (2013:  $17.5 million), which in 2014 related to the One Shire reorganization as we implement our new operating structure.

Integration and acquisition costs

For the three months to March 31, 2014 Shire recorded net charges for integration and acquisition costs of $6.6 million. This net charge includes costs of $65.8 million related to the acquisition and integration of ViroPharma, partially offset by a net credit of $59.2 million relating to the change in fair values of contingent consideration liabilities, principally a credit of $71.9 million relating to the release of contingent consideration liabilities in respect of the acquisition of FerroKin.

In the first quarter of 2013 integration and acquisition costs of $4.1 million primarily related to the acquisition of Lotus Tissue Repair Inc. and the integration of FerroKin.

Interest expense

For the three months to March 31, 2014 Shire incurred interest expense of $7.8 million (2013: $9.2 million). Interest expense in the first quarter of 2014 primarily related to interest and amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition. Interest expense in the first quarter of 2013 principally related to the coupon and amortization of issue costs on Shire’s convertible bonds which were fully redeemed or converted in the fourth quarter of 2013.

Taxation

The effective rate of tax in the first quarter of 2014 is lower than the same period in 2013 primarily due to the impact of changes in the fair value of contingent consideration liabilities and the gain on sale of product rights which have no tax effect.

Discontinued operations

The loss from discontinued operations for the three months to March 31, 2014 was $22.7 million net of tax (2013: $216.2 million), primarily relating to costs associated with the divestment of the DERMAGRAFT business. The loss from discontinued operations in the first quarter of 2013 primarily related to the goodwill impairment of the former Regenerative Medicine Business Unit ($191.8 million) and other operating losses of the DERMAGRAFT business.

Financial condition at March 31, 2014 and December 31, 2013

Cash & cash equivalents

Cash and cash equivalents decreased by $2,100.3 million to $139.1 million (December 31, 2013: $2,239.4 million). Cash generated by operating activities of $246.1 million, and by financing activities of $1,345.5, million was offset by the cost of acquiring ViroPharma.

Accounts receivable, net

Accounts receivable, net increased by $130.0 million to $1,091.2 million (December 31, 2013: $961.2 million), primarily due to the increase in revenue, in the three months to March 31, 2014 and the inclusion of accounts receivable acquired with ViroPharma. Days sales outstanding increased slightly to 48 days (December 31, 2013: 46 days).

Inventories

Inventories increased by $180.9 million to $636.2 million (December 31, 2013: $455.3 million), primarily due to the inventories acquired with ViroPharma.

Goodwill

Goodwill increased by $1,536.6 million to $2,161.2 million (December 31, 2013: $624.6 million), due to the acquisition of ViroPharma.

Other intangible assets, net

Other intangible assets increased by $2,630.8 million to $4,943.4 million (December 31, 2013: $2,312.6 million), due to the intangible assets acquired with ViroPharma, offset by the impairment of the SHP602 IPR&D asset and intangible asset amortization.

Short term borrowings

Short term borrowings increased from $nil at December 31, 2013 to $671.3 million at March 31, 2014 reflecting the utilization of the RCF and a short term debt facility to fund the acquisition of ViroPharma.

Long term borrowing

Long term borrowings increased from $nil at December 31, 2013 to $850.0 million at March 31, 2014 reflecting the utilization of a long term debt facility to fund the acquisition of ViroPharma.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $694.9 million to $1,255.5 million (December 31, 2013: $560.6 million), primarily due to deferred tax liabilities arising on the intangible assets acquired with ViroPharma.

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

Shire’s balance sheet includes $139.1 million of cash and cash equivalents at March 31, 2014.

Shire has a revolving credit facility (“RCF”) of $1,200 million which matures in 2015, of which $320 million was utilized at March 31, 2014 to partially fund the ViroPharma acquisition. $880 million of the RCF remains available to be drawn.

In connection with its acquisition of ViroPharma on November 11, 2013 Shire entered into a $2,600 million Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”). The Facilities Agreement was subsequently reduced to $1,200 million. At March 31, 2014 the Facilities Agreement comprises two credit facilities: (i) a $550 million term loan facility which matures on November 10, 2014, of which $350 million was utilized, and (ii) an $850 million term loan facility which matures on November 11, 2015, which was fully utilized. The $550 million term loan facility was further reduced in April 2014 to $350 million.

On January 24, 2014 ViroPharma commenced a tender offer to repurchase, at the option of each holder, any and all of ViroPharma’s outstanding 2.00% Convertible Senior Notes Due 2017 (the “Convertible Notes”) and notified the holders of their separate right to convert the Convertible Notes. As of March 31, 2014, Convertible Note holders had voluntarily converted approximately $205 million aggregate principal amount of the Convertible Notes for a total consideration of $551.3 million. The remaining outstanding Convertible Notes total an aggregate principal amount of $26,000.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loans and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses in addition to ViroPharma, it expects to fund these acquisitions from cash resources, the RCF and possibly through new borrowings or the issuance of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash position (excluding restricted cash), as at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	$’M	$’M

Cash and cash equivalents1	139.1	2,239.4

Long term borrowings	(850.0)	-
Short term borrowings	(671.3)	-
Other debt	(30.7)	(8.9)

Total debt	(1,552.0)	(8.9)

Net (debt)/cash2	(1,412.9)	2,230.5

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

(2)
Net(debt)/ cash is a Non-GAAP measure.  The Company believes that Net (debt)/cash is a useful measure as it indicates the level of borrowings after taking account the cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2014 increased by $85.7 million or 53% to $246.1 million (2013: $160.4 million), primarily due to higher cash receipts from gross product sales and lower cash tax payments, offset by payments for sales deductions, payments of acquisition and integration costs in respect of the acquisition of ViroPharma and cash payments in respect of the One Shire reorganization.

Net cash provided by operating activities for the three months to March 31, 2013 decreased by 38% or $96.6 million to $160.4 million, as higher cash receipts from gross product sales and lower operating expenditure payments were more than offset by the payment to settle the litigation with Impax ($48 million), lower royalty receipts and higher sales deduction and lower cash tax payments.

Net cash used in investing activities was $3,690.2 million in the three months to March 31, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million, net of cash acquired with ViroPharma of $233 million.

Net cash used in investing activities was $121.3 million in the three months to March 31, 2013, principally relating to the cash paid (net of cash acquired) of $77.2 million for the acquisition of Premacure and Lotus and $47.3 million on the purchase of PP&E.

Net cash provided by financing activities was $1,345.5 million for the three months to March 31, 2014, principally due to the drawings net of subsequent repayments made under the RCF and Facilities used to partially fund the ViroPharma acquisition. In addition the Company paid cash of $533.9 million to settle the convertible debt assumed with ViroPharma, and received cash of $346.7 million upon settlement of a purchased call option acquired with ViroPharma.

Net cash used in financing activities was $72.9 million for the three months to March 31, 2013, principally due to the purchase of shares under the share buy-back program.

Obligations and commitments

Other than the debt drawings outlined above, and the assumption of certain purchase and contract manufacturing commitments of approximately $184 million and $576 million, respectively, following the acquisition of ViroPharma, during the three months to March 31, 2014 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 18 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As at March 31, 2014 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 16 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

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
10.26	Service Agreement between Shire plc and Mr. Flemming Ornskov, dated October 24, 2012. (42)
10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (43)
10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (44)
10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (45)
10.30	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (46)
31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of James Bowling pursuant to Rule 13a - 14 under The Exchange Act.
32.1	Certification of Flemming Ornskov and James Bowling pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.
(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.
(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.
(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.
(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.
(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.
(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.
(9)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.
(10)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on May 1, 2014.
(11)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.
(12)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.
(13)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.
(14)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.
(15)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.
(16)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.
(17)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.
(18)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.
(19)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.
(20)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(21)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.
(22)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.
(23)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.
(24)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.
(25)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.
(26)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.
(27)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.
(28)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.
(29)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.
(30)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.
(31)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.
(32)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.
(33)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.
(34)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.
(35)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.
(36)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.
(37)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.
(38)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.
(39)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.
(40)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.
(41)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.
(42)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.
(43)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.
(44)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.
(45)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.
(46)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2014	/s/ Flemming Ornskov
Flemming Ornskov Chief Executive Officer

Date: May 7, 2014	/s/ James Bowling
James Bowling Interim Chief Financial Officer