Form 10-Q
period 2014-06-30
Shire plc
filed 2014-08-01
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2014

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

As at July 25, 2014 the number of outstanding ordinary shares of the Registrant was 598,544,132.

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

•
the development, approval and manufacturing of Shire’s products is subject to extensive oversight by various regulatory agencies. Submission of an application for regulatory approval of any of our product candidates, such as our planned submission of a New Drug Application to the FDA for lifitegrast as a treatment for the signs and symptoms of dry eye disease in adults, may be delayed for a number of reasons and, once submitted, may be subjected to lengthy review and ultimately rejected. Moreover, regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches;

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

•	failure to achieve Shire’s strategic objectives with respect to the acquisition of ViroPharma Incorporated may adversely affect Shire’s financial condition and results of operations;

•	the recommended combination with AbbVie Inc. (“AbbVie”) is subject to a number of conditions, including approval by shareholders and regulators

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
AGRYLIN (anagrelide hydrochloride)
BUCCOLAM® (midazolam hydrochloride oromucosal solution)
CINRYZE® (C1 esterase inhibitor [human])
CALCICHEW® (trademark of Takeda Nycomed AS)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (trademark of Organogenesis, Inc.)
ELAPRASE® (idursulfase)
ELVANSE® (lisdexamfetamine dimesylate)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
INTUNIV® (guanfacine extended release)
LIALDA® (trademark of Nogra Pharma Limited)
MEZAVANT® (trademark of Nogra Pharma Limited)
PENTASA® (trademark of Ferring B.V. Corp)
PLENADREN® (trademark of DuoCort Pharma AB)
PREMIPLEX® (IGF-I/IGFBP-3)
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

SHIRE PLC
Form 10-Q for the three months to June 30, 2014

PART I: FINANCIAL INFORMATION
ITEM1: FINANCIAL STATEMENTS

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2014	2013
	Notes	$’M	$’M

ASSETS
Current assets:
Cash and cash equivalents		153.6	2,239.4
Restricted cash		34.1	22.2
Accounts receivable, net	6	1,051.5	961.2
Inventories	7	585.0	455.3
Assets held for sale		-	31.6
Deferred tax asset		370.2	315.6
Prepaid expenses and other current assets	9	418.6	263.0

Total current assets		2,613.0	4,288.3

Non-current assets:
Investments		40.1	31.8
Property, plant and equipment, net		852.5	891.8
Goodwill	10	2,283.4	624.6
Other intangible assets, net	11	5,325.5	2,312.6
Deferred tax asset		145.7	141.1
Other non-current assets		84.2	32.8

Total assets		11,344.4	8,323.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	12	1,783.0	1,688.4
Short term borrowings	14	210.8	-
Other current liabilities	13	222.8	119.5

Total current liabilities		2,216.6	1,807.9

Non-current liabilities:
Long term borrowings	14	850.0	-
Deferred tax liability		1,403.6	560.6
Other non-current liabilities	15	755.1	588.5

Total liabilities		5,225.3	2,957.0

Commitments and contingencies	16	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		June 30,	December 31,
		2014	2013
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 598.3 million shares issued and outstanding (2013: 1,000 million shares authorized; and 597.5 million shares issued and outstanding)		58.6	58.6
Additional paid-in capital		4,271.1	4,186.3
Treasury stock: 11.4 million shares (2013: 13.4 million shares)		(368.1)	(450.6)
Accumulated other comprehensive income	17	124.1	110.2
Retained earnings		2,033.4	1,461.5

Total equity		6,119.1	5,366.0

Total liabilities and equity		11,344.4	8,323.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2014	2013	2014	2013
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,469.6	1,207.9	2,777.7	2,306.1
Royalties		29.2	36.3	61.5	74.8
Other revenues		3.3	8.0	9.7	14.7

Total revenues		1,502.1	1,252.2	2,848.9	2,395.6

Costs and expenses:
Cost of product sales		277.0	164.3	506.5	311.7
Research and development(1)		236.9	256.5	597.4	477.1
Selling, general and administrative (1)		496.2	410.0	926.5	801.7
Goodwill impairment charge		-	-	-	7.1
Gain on sale of product rights	3	(3.8)	(4.5)	(40.2)	(11.0)
Reorganization costs	4	45.8	17.7	95.2	35.2
Integration and acquisition costs	5	112.1	17.4	118.7	21.5

Total operating expenses		1,164.2	861.4	2,204.1	1,643.3

Operating income from continuing operations		337.9	390.8	644.8	752.3

Interest income	22	18.7	0.5	19.2	1.2
Interest expense		(11.1)	(9.1)	(18.9)	(18.3)
Other income/(expense), net		3.3	(1.3)	8.0	(2.3)

Total other income/(expense), net		10.9	(9.9)	8.3	(19.4)

Income from continuing operations before income taxes and equity in earnings of equity method investees		348.8	380.9	653.1	732.9
Income taxes	22	176.5	(90.5)	125.9	(161.9)
Equity in earnings of equity method investees, net of taxes		3.0	0.5	2.4	0.9

Income from continuing operations, net of taxes		528.3	290.9	781.4	571.9
Loss from discontinued operations, net of taxes1		(5.2)	(32.8)	(27.9)	(249.0)

Net income		523.1	258.1	753.5	322.9

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $22.0 million (2013: $19.9 million) for the three months to June 30, 2014 and $188.0 million for the six months to June 30, 2014 (2013: $19.9 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $61.2 million for the three months to June 30, 2014 (2013: $35.9 million) and $119.0 million for the six months to June 30, 2014 (2013: $72.0 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		6 months to		6 months to
		June 30,		June 30,		June 30,		June 30,
	Notes	2014		2013		2014		2013

Earnings per ordinary share - basic

Earnings from continuing operations		90.1	c	52.9	c	133.6	c	103.9	c
Loss from discontinued operations	1	(0.9c	)	(6.0c	)	(4.8c	)	(45.3c	)

Earnings per ordinary share - basic		89.2	c	46.9	c	128.8	c	58.6	c

Earnings per ordinary share - diluted

Earnings from continuing operations		89.5	c	50.9	c	132.3	c	99.9	c
Loss from discontinued operations	1	(0.9c	)	(5.6c	)	(4.7c	)	(42.4c	)

Earnings per ordinary share - diluted		88.6	c	45.3	c	127.6	c	57.5	c

Weighted average number of shares (millions):
Basic	20	586.4		549.6		585.3		550.5
Diluted	20	590.3		586.0		590.3		587.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	$'M	$'M	$'M	$'M

Net income	523.1	258.1	753.5	322.9
Other comprehensive income:
Foreign currency translation adjustments	11.9	1.6	10.2	(34.5)

Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $0.4 million, $0.9 million, $2.1 million and $1.1 million)	(0.6)	1.5	3.7	(0.2)

Comprehensive income	534.4	261.2	767.4	288.2

The components of accumulated other comprehensive income as at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
	$’M	$’M

Foreign currency translation adjustments	120.6	110.4
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	3.5	(0.2)

Accumulated other comprehensive income	124.1	110.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2014	597.5	58.6	4,186.3	(450.6)	110.2	1,461.5	5,366.0
Net income	-	-	-	-	-	753.5	753.5
Other comprehensive income, net of tax	-	-	-	-	13.9	-	13.9
Options exercised	0.8	-	-	-	-	-	-

Share-based compensation	-	-	55.7	-	-	-	55.7

Tax benefit associated with exercise of stock options	-	-	29.1	-	-	-	29.1
Shares released by Employee Benefit Trust ("EBT") to satisfy exercise of stock options	-	-	-	82.5	-	(82.0)	0.5

Dividends	-	-	-	-	-	(99.6)	(99.6)
As at June 30, 2014	598.3	58.6	4,271.1	(368.1)	124.1	2,033.4	6,119.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2014 Shire plc declared and paid dividends of 16.93 US cents per ordinary share (equivalent to 50.79 US cents per ADS) totalling $99.6 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to	6 months to
	June 30,	June 30,
	2014	2013
	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	753.5	322.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204.8	151.2
Share based compensation	55.7	36.4
Change in fair value of contingent consideration	21.4	13.7
Impairment of intangible assets	188.0	19.9
Goodwill impairment charge	-	198.9
Write down of assets	13.0	8.3
Gain on sale of product rights	(40.2)	(11.0)
Unwind of Viropharma inventory fair value step-up1	72.5	-
Other, net	14.1	(1.1)
Movement in deferred taxes	25.3	21.2
Equity in earnings of equity method investees	(2.4)	(0.9)

Changes in operating assets and liabilities:
Increase in accounts receivable	(37.3)	(102.6)
Increase in sales deduction accruals	106.0	40.0
Increase in inventory	(11.7)	(53.9)
Increase in prepayments and other assets	(137.5)	(66.5)
Decrease in accounts and notes payable and other liabilities	(145.1)	(160.7)
Returns on investment from joint venture	-	3.2

Net cash provided by operating activities (A)	1,080.1	419.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(11.9)	(0.5)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(4,018.3)	(227.8)
Purchases of non-current investments	(3.1)	(6.7)
Purchases of property, plant and equipment ("PP&E")	(19.1)	(65.0)
Proceeds from short-term investments	56.3	-
Proceeds from disposal of non-current investments	8.0	7.7
Proceeds received on sale of product rights	52.8	10.3
Other, net	(2.8)	2.7

Net cash used in investing activities (B)	(3,938.1)	(279.3)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to	6 months to
	June 30,	June 30,
	2014	2013
	$’M	$’M

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long-term and short-term borrowings	2,310.8	-
Repayment of revolving line of credit	(1,251.6)	-
Repayment of debt acquired through business combinations	(551.5)	-
Proceeds from ViroPharma call options	346.7	-
Payment of dividend	(99.6)	(79.2)
Excess tax benefit associated with exercise of stock options	29.1	6.1
Contingent consideration payments	(10.3)	(8.8)
Payments to acquire shares under the share buy-back program	-	(177.7)
Payments to acquire shares by the EBT	-	(50.0)
Other, net	(0.3)	(7.5)

Net cash provided by/(used in) financing activities(C)	773.3	(317.1)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(1.1)	(2.9)

Net decrease in cash and cash equivalents (A+B+C+D)	(2,085.8)	(180.3)
Cash and cash equivalents at beginning of period	2,239.4	1,482.2

Cash and cash equivalents at end of period	153.6	1,301.9

Supplemental information associated with continuing
operations:

	6 months to	6 months to
	June 30,	June 30,
	2014	2013
	$’M	$’M

Interest paid	(7.7)	(16.9)
Income taxes received/(paid)	82.9	(196.8)

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

Revenue from Contracts with Customers

In May 2014 the FASB and the International Accounting Standard Board (together as the “Accounting Standard Board”) issued a new accounting standard that is intended to clarify and converge the financial reporting requirements for revenue from contracts with customers. The core principle of the standard is that an “entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services”. To achieve that core principle the Accounting Standard Board developed a five-step model (as presented below) and related application guidance, which will replace most existing revenue recognition guidance in US GAAP.

Five-step model:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Accounting Standard Board also issued new qualitative and quantitative disclosure requirements as part of the new accounting standard which aims to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014 the FASB issued guidance on the reporting requirements for development stage entities. The amendments in this update simplify the existing guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of equity that is at risk. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The guidance is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The guidance to eliminate the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company is currently evaluating the impact of adopting this guidance.

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

The amount of ViroPharma’s post acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the three months to June 30, 2014 were $141.5 million and $20.0 million, respectively. The pre-tax loss is stated after charges on the unwind of inventory fair value adjustments of $33.7 million, intangible asset amortization of $26.8 million and integration costs of $26.4 million.

The amount of ViroPharma’s post acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the six months to June 30, 2014 were $234.3 million and $79.2 million, respectively. The pre-tax loss is stated after charges on the unwind of inventory fair value adjustments of $72.5 million, intangible asset amortization of $50.1 million and integration costs of $60.7 million.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, including certain immaterial measurement period adjustments recorded in the second quarter of 2014, is outlined below:

Preliminary
Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	232.6
Short term investments	57.8
Accounts receivable	52.2
Inventories	203.6
Deferred tax assets	100.2
Purchased call option	346.7
Other current assets	42.9

Total current assets	1,036.0

Non-current assets:
Property, plant and equipment	24.7
Goodwill	1,535.8
Other intangible assets
- Currently marketed products	2,320.0
- In-Process Research and Development (“IPR&D”)	530.0
Other non-current assets	10.4

Total assets	5,456.9

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	116.5
Convertible bond	551.4

Non-current liabilities:
Deferred tax liabilities	695.9
Other non-current liabilities	96.1

Total liabilities	1,459.9

Fair value of identifiable assets acquired and liabilities assumed	3,997.0

Consideration
Cash consideration paid	3,997.0

The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $2,320.0 million relate to intellectual property rights acquired for ViroPharma’s currently marketed products, primarily attributed to CINRYZE, for the routine prophylaxis against HAE attacks in adolescent and adult patients. Shire also obtained intellectual property rights to three other commercialized products, PLENADREN, an orphan drug for the treatment of adrenal insufficiency in adults, BUCCOLAM, an oromucosal solution for the treatment of prolonged, acute, and convulsive seizures in infants, toddlers, children and adolescents and VANCOCIN, an oral capsule formulation for the treatment of C. difficile-associated diarrhea (“CDAD”). The preliminary fair value of currently marketed products has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

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

(c) Goodwill

Goodwill arising of $1,535.8 million, which is not deductible for tax purposes, includes the expected operational synergies that will result from combining the operations of ViroPharma with the operations of Shire; other synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the three months and six months to June 30, 2014 the Company expensed costs of $29.2 million (2013: $nil) and $95.0 million (2013: $nil) relating to the acquisition and post-acquisition integration of ViroPharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

	6 months to		6 months to
	June 30,		June 30,
	2014		2013
	$’M		$’M

Revenues	2,880.7		2,606.4

Net income from continuing operations	770.8		379.0

Per share amounts:
Net income from continuing operations per share - basic	131.8	c	68.8	c

Net income from continuing operations per share - diluted	130.5	c	64.5	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to decrease net income by $33.8 million for the period to June 30, 2013 to reflect acquisition costs incurred by Shire, and increase net income by $23.2 million for the period to June 30, 2014 to eliminate acquisition costs incurred;

(ii)
an adjustment to decrease net income by $46.8 million for the period to June 30, 2013, to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the period to June 30, 2014;

(iii)
an adjustment of $24.1 million in the period to June 30, 2013  to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of ViroPharma and the amortization of related deferred debt issuance costs;

(iv)
an adjustment to increase amortization expense by approximately $4.7 million in the period to June 30, 2014 and $24.6 million in the period to June 30, 2013, related to amortization of the fair value of identifiable intangible assets acquired and the elimination of ViroPharma’s historical intangible asset amortization expense;

(v)
an adjustment to reflect the additional depreciation expense ($0.1 million and $0.3 million in the period to June 30, 2014 and June 30, 2013 respectively) related to the fair value adjustment to property, plant and equipment acquired;

(vi)	adjustments to reflect the tax effects of the above adjustments, where applicable.

Acquisition of Lumena Pharmaceuticals,  Inc. (“Lumena”)

On June 11, 2014 Shire completed the acquisition of 100% of the outstanding share capital of Lumena. The acquisition date fair value of the consideration totaled $464.3 million, comprising cash consideration paid on closing of $300.3 million and the fair value of contingent consideration payable of $164 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $265 million dependent upon achievement of certain clinical development milestones.

This acquisition brings two novel, orally active therapeutic compounds SHP625 (formerly LUM001), in Phase 2 clinical development and SHP626 (formerly LUM002), ready to enter Phase 2 clinical development later in 2014. Both products are inhibitors of the apical sodium-dependent bile acid transport (“ASBT”), which is primarily responsible for recycling bile acids from the intestine to the liver. SHP625 is being investigated for the potential relief of the extreme itching associated with cholestatic liver disease. SHP626 is in development for the treatment of nonalcoholic steatohepatitis.

The acquisition of Lumena has been accounted as a business combination using the acquisition method. The assets and liabilities assumed from Lumena have been recorded at their preliminary fair values at the date of acquisition, being June 11, 2014. The Company’s consolidated financial statements and results of operations include the results of Lumena from June 11, 2014.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D ($467 million), net current assets assumed ($47.6 million, including cash of $46.3 million), net non-current liabilities assumed (including deferred tax liabilities) ($174.2 million) and goodwill ($123.9 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $123.9 million is not deductible for tax purposes,

In the three and six months to June 30, 2014 the Company has expensed costs of $1.5 million (2013: $nil) relating to the Lumena acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

Unaudited pro forma financial information to present the combined results of operations of Shire and Lumena are not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Acquisition of Fibrotech Therapeutics Pty Ltd. (“Fibrotech”)

On July 4, 2014 Shire completed its acquisition of Fibrotech, an Australian biopharmaceutical company developing a new class of orally available drugs with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. The acquisition of Fibrotech is expected to strengthen the Company’s growing and innovative portfolio targeting renal and fibrotic diseases, and leverage existing renal capabilities.

Cash consideration paid on closing was $75.0 million. Further contingent cash consideration of up to $482.5 million may be payable by the Company in future periods dependent upon the achievement of certain clinical development and regulatory and commercial milestones.

The acquisition of Fibrotech will be accounted for as a business combination using the acquisition method. The assets acquired and liabilities assumed from Fibrotech will be recorded at the date of acquisition, at their fair value. Shire’s consolidated financial statements will reflect these fair values at, and the results of Fibrotech will be included in Shire’s consolidated statement of income from, July 4, 2014. As the initial accounting for this business combination has not yet been completed, further disclosures relating to this acquisition will be included in the Company’s Form 10-Q for the nine months ended September 30, 2014.

Acquisition of Bikam Pharmaceuticals, Inc. (“Bikam”)

On July 9, 2014 Shire completed the acquisition of Bikam, a biopharmaceutical company with pre-clinical compounds that could provide an innovative approach to treating autosomal dominant retinitis pigmentosa (adRP). Cash consideration paid on closing was $2.5 million. Further contingent consideration of up to $92.0 million may be payable by the Company in future periods dependent upon the achievement of certain development, regulatory and sales milestones. As the initial accounting for this business combination has not yet been completed, further disclosures relating to this acquisition will be included in the Company’s Form 10-Q for the nine months ended September 30, 2014.

3.	Divestment of product rights

On January 1, 2014 the Company transferred the marketing authorizations for the CALCICHEW range of products in the UK and Ireland to Takeda Pharmaceutical Company Limited. In addition in the first quarter of 2014 Shire received cash consideration of $43.5 million from the sale of certain CALCICHEW trade marks to Takeda Nycomed AS (“Takeda”), resulting in a gain (net of taxes) of $43.5 million being recorded in the consolidated statement of income.

In the three months to June 30, 2014 the Company recorded total gains on the sale of product rights of $3.8 million (2013: $4.5 million) related to the re-measurement of contingent consideration receivable from the divestment of DAYTRANA.

In the six months to June 30, 2014 the Company recorded total gains on the sale of product rights of $40.2 million (2013: $11.0 million), related to the sale of CALCICHEW trademarks to Takeda and the re-measurement of contingent consideration receivable from the divestment of DAYTRANA.

4.	Reorganization costs

One Shire business reorganization

On May 2, 2013, the Company initiated the reorganization of its business to integrate the three divisions into a simplified One Shire organization in order to drive future growth and innovation.

As part of the One Shire reorganization, the Company undertook a review of all of its pipeline programs and identified those projects that fit with the Company’s new strategic direction and have an acceptable likelihood of success. Shire’s pre-clinical investments are now primarily focused on Rare Diseases, meaning that the majority of other pre-clinical projects have been discontinued. Several clinical programs have also been discontinued. The impact of the prioritization and rationalization of the Company’s development portfolio means many of the R&D programs previously run from Basingstoke, UK have ceased. Taken together with the overall streamlining of the R&D organization, this has resulted in a significant number of R&D roles in Basingstoke being eliminated and some positions being re-located. A small number of functional roles that support R&D in Basingstoke have also been affected.

In addition the Company has also relocated its international commercial hub from Nyon, Switzerland to Zug, Switzerland. All Nyon-based employees have been impacted by the One Shire transition and the move to Zug. Shire is now in the new Zug office and is providing employees with a reasonable period of time to manage their relocations.

In the three and six months to June 30, 2014 the Company incurred reorganization costs totaling $45.8 million and $95.2 million respectively, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $159.8 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the end of 2014. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $55 million will be expensed as incurred during 2014.

The liability for reorganization costs arising from the One Shire business reorganization at June 30, 2014 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		June 30,
	2014	organization	Paid/Utilized	2014
	$'M	$'M	$'M	$'M

Involuntary termination benefits	15.3	83.7	(92.9)	6.1
Other reorganization costs	9.5	11.5	(20.2)	0.8

	24.8	95.2	(113.1)	6.9

At June 30, 2014 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($6.9 million).

5.	Integration and acquisition costs

For the three months to June 30, 2014 Shire recorded integration and acquisition costs of $112.1 million (2013: $17.4 million), which included a net charge of $80.6 million relating to changes in the fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the second quarter of 2014 principally relates to the acquisition of SARcode Biosciences Inc. (“SARcode”), reflecting Shire’s increased confidence in the lifitegrast program and the intention to submit the NDA for lifitegrast in the first quarter of 2015. Integration and acquisition costs also included costs of $31.5 million primarily related to the acquisition and integration of ViroPharma in the three months to June 30, 2014.

For the six months to June 30, 2014 Shire recorded integration and acquisition costs of $118.7 million (2013: $21.5 million), comprising costs of $97.3 million primarily related to the acquisition and integration of ViroPharma and a net charge of $21.4 million relating to the change in fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the first half of 2014 principally relates to the acquisition of SARcode (as described above) and the acquisition of FerroKin, reflecting the decision to place the ongoing Phase 2 clinical trial for SHP 602 on clinical hold.

In the three and six months to June 30, 2013 integration and acquisition costs primarily related to the acquisition of SARcode and Lotus Tissue Repair Inc. (“Lotus Tissue Repair”) in addition to net charges related to the change in fair values of contingent consideration liabilities.

6.	Accounts receivable, net

Accounts receivable at June 30, 2014 of $1,051.5 million (December 31, 2013: $961.2 million), are stated net of a provision for discounts and doubtful accounts of $45.3 million (December 31, 2013: $47.9 million).

Provision for discounts and doubtful accounts:

	2014	2013
	$’M	$’M

As at January 1,	47.9	41.7
Provision charged to operations	163.1	150.8
Provision utilization	(165.7)	(150.7)

As at June 30,	45.3	41.8

At June 30, 2014 accounts receivable included $29.4 million (December 31, 2013: $37.8 million) related to royalty income.

7.	Inventories

At June 30, 2014 inventories include $21.9 million in respect of the fair value of inventories acquired with ViroPharma, stated at fair value (being estimated selling price less estimated costs to complete and sell). All other inventories are stated at the lower of cost or market. Inventories comprise:

	June 30,	December 31,
	2014	2013
	$’M	$’M

Finished goods	191.8	156.6
Work-in-progress	279.9	240.5
Raw materials	113.3	58.2

	585.0	455.3

8.	Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the Company recorded charges of $5.2 million and $27.9 million in the three and six months to June 30, 2014 respectively, primarily relating to costs associated with the divestment. These costs have been presented within discontinued operations in the consolidated income statement.

The operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. The components of discontinued operations which relate to the DERMAGRAFT business are as follows:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	$’M	$’M	$’M	$’M
Revenues:
Product revenues	-	22.2	1.9	40.7

Loss from discontinued operations before income taxes	(8.2)	(48.9)	(43.9)	(281.3)
Income taxes	3.0	16.1	16.0	32.3

Loss from discontinued operations, net of taxes	(5.2)	(32.8)	(27.9)	(249.0)

The loss from discontinued operations before income taxes in the six months to June 30, 2013 includes a charge of $191.8 million, being the proportion of the Regenerative Medicine (“RM”) reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

9.	Prepaid expenses and other current assets

	June 30,	December 31,
	2014	2013
	$’M	$’M

Prepaid expenses	57.4	29.4
Income tax receivable	286.2	177.4
Value added taxes receivable	14.5	14.5
Other current assets	60.5	41.7

	418.6	263.0

10.	Goodwill

	June 30,	December 31,
	2014	2013
	$’M	$’M

Goodwill arising on businesses acquired	2,283.4	624.6

In the six months to June 30, 2014 the Company completed the acquisition of ViroPharma and Lumena, which resulted in goodwill with a preliminary value of $1,535.8 million and $123.9 million, respectively (see Note 2 for details).

	2014	2013
	$’M	$’M

As at January 1,	624.6	644.5
Acquisitions	1,662.7	170.3
Goodwill impairment charge related to continuing operations	-	(7.1)
Goodwill impairment charge related to DERMAGRAFT business recorded to discontinued operations	-	(191.8)
Foreign currency translation	(3.9)	(4.3)

As at June 30,	2,283.4	611.6

In the six months to June 30, 2013 the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the former RM reporting unit. Following the divestment of the DERMAGRAFT business, $191.8 million of the impairment charge was reclassified to discontinued operations, being the portion of the former RM reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

11.	Other intangible assets, net

	June 30,	December 31,
	2014	2013
	$’M	$’M

Amortized intangible assets
Intellectual property rights acquired for currently marketed products	4,911.7	2,573.3
Other intangible assets	30.0	46.1

	4,941.7	2,619.4
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,760.5	951.5

	6,702.2	3,570.9

Less: Accumulated amortization	(1,376.7)	(1,258.3)

	5,325.5	2,312.6

The change in the net book value of other intangible assets for the six months to June 30, 2014 and 2013 is shown in the table below:

	Other intangible assets
	2014	2013
	$’M	$’M

As at January 1,	2,312.6	2,388.1
Acquisitions	3,321.4	732.8
Amortization charged	(119.0)	(72.0)
Amortization charged on DERMAGRAFT product technology, presented within discontinued operations in the consolidated income statement	-	(19.7)
Impairment charges	(188.0)	(19.9)
Foreign currency translation	(1.5)	(11.2)

As at June 30,	5,325.5	2,998.1

In the six months to June 30, 2014 the Company acquired intangible assets totaling $3,321.4 million, primarily relating to the preliminary fair value of currently marketed intangible assets of $2,320.0 million and IPR&D assets of $997 million, which were acquired with ViroPharma and Lumena (see Note 2 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the six months to June 30, 2014 the Company identified indicators of impairment in respect of its SHP602 (iron chelating agent for the treatment of iron overload secondary to chronic transfusion) and SHP613 (for the treatment of improvement in patency of arteriovenous access in hemodialysis patients) IPR&D assets.

The indicators of impairment related to SHP602 included the decision in the first quarter of 2014 to place the ongoing Phase 2 clinical trial in pediatric and adult patients on hold while certain nonclinical findings are analyzed and evaluated. The Company therefore reviewed the recoverability of its SHP602 IPR&D asset in the first quarter of 2014 and recorded an impairment charge of $166.0 million within R&D expenses in the consolidated statement of income to record the SHP602 IPR&D asset to its revised fair value. This fair value was based on the revised discounted cash flow forecasts associated with SHP602, which included a reduced probability of commercial launch, and an overall delay in the forecast timing of launch.

The indicators of impairment related to SHP613 comprised the decision in the second quarter of 2014 to discontinue further development of this asset based on portfolio prioritization as well as unexpected challenges and complexities with the development program. In the second quarter of 2014 the Company recorded an impairment charge of $22.0 million within R&D expenses in the consolidated statement of income to fully write-off the SHP613 IPR&D asset.

Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2014 will be approximately $232 million for each of the five years to June 30, 2019. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

12.	Accounts payable and accrued expenses

	June 30,	December 31,
	2014	2013
	$’M	$’M

Trade accounts payable and accrued purchases	232.1	202.6
Accrued rebates – Medicaid	570.9	549.1
Accrued rebates – Managed care	362.2	258.1
Sales return reserve	89.1	98.8
Accrued bonuses	68.3	130.9
Accrued employee compensation and benefits payable	95.2	79.4
R&D accruals	66.3	69.6
Provisions for litigation losses and other claims	65.6	71.7
Other accrued expenses	233.3	228.2

	1,783.0	1,688.4

13.	Other current liabilities

	June 30,	December 31,
	2014	2013
	$’M	$’M

Income taxes payable	58.6	69.0
Value added taxes	26.1	15.8
Contingent consideration payable	112.3	12.9
Other current liabilities	25.8	21.8

	222.8	119.5

14.	Borrowings

Term Loan Agreement

In connection with its acquisition of ViroPharma on November 11, 2013 Shire entered into a $2,600 million Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”). The Facilities Agreement was subsequently reduced to $975 million. At June 30, 2014 the Facilities Agreement comprises two credit facilities: (i) a $125 million term loan facility which matures on November 10, 2014, which was fully utilized and recorded within short term borrowing, and (ii) an $850 million term loan facility which matures on November 11, 2015, which was fully utilized and recorded within long term borrowing. The $125 million term loan facility was subsequently reduced in July 2014 to $nil.

Revolving Credit Facility (“RCF”)

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners. The RCF, which is for an aggregate amount of $1,200 million and includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015. As at June 30, 2014 Shire had drawn loans totalling $85 million under the RCF, which are recorded within short term borrowing.

15.	Other non-current liabilities

	June 30,	December 31,
	2014	2013
	$’M	$’M

Income taxes payable	187.1	115.7
Deferred revenue	8.3	9.8
Deferred rent	10.7	11.3
Contingent consideration payable	479.5	393.0
Other non-current liabilities	69.5	58.7

	755.1	588.5

16.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at June 30, 2014 are presented below:
Operating
leases
$’M

2014	20.2
2015	41.8
2016	30.8
2017	24.1
2018	18.8
2019	14.7
Thereafter	109.3

259.7

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $20.8 million and $25.4 million for the six months June 30, 2014 and 2013 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At June 30, 2014 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $60.0 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

Out-licensing arrangements

Shire has entered into various collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $71.5 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the six months to June 30, 2014 Shire received up-front and milestone payments totaling $1.0 million (2013: $3.0 million). In the six months to June 30, 2014 Shire recognized milestone income of $2.0 million (2013: $4.0 million) in other revenues and $26.4 million (2013: $26.3 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At June 30, 2014 the Company had committed to pay approximately $331 million (December 31, 2013: $346 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At June 30, 2014 the Company had committed to pay approximately $443 million (December 31, 2013: $109 million) in respect of contract manufacturing. The Company expects to pay $82 million of these commitments in 2014. The increase in contract manufacturing commitments arises principally from commitments with ViroPharma’s contract manufacturer of CINRYZE.

(iii)	Other purchasing commitments

At June 30, 2014 the Company had committed to pay approximately $612 million (December 31, 2013: $128 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $317 million of these commitments in 2014. The increase in other purchasing commitments arises principally from commitments with ViroPharma’s suppliers of blood plasma used in the manufacturing of CINRYZE.

(iv)	Investment commitments

At June 30, 2014 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $32 million (December 31, 2013: $14 million) which may all be payable in 2014, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities of which Shire is not the primary beneficiary. These entities control and conduct all related research up to achievement of pre-defined development success criteria at which point Shire will have an option to acquire the entity for pre-defined purchase consideration, including consideration contingent upon achievement of certain development and commercial milestones.

(v)	Capital commitments

At June 30, 2014 the Company had committed to spend $8 million (December 31, 2013: $12 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At June 30, 2014 provisions for litigation losses, insurance claims and other disputes totaled $66.8 million (December 31, 2013: $72.7 million).

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

The District Court of New Jersey consolidated the cases against Sandoz, Roxane, Amneal and Actavis. Shire amended its complaints in all of the pending cases to add Johnson Matthey Inc. and Johnson Matthey Pharmaceutical Materials (collectively “Johnson Matthey”), API manufacturers and suppliers to each of Sandoz, Roxane, Amneal, Mylan and Actavis as defendants.  The lawsuit filed against Watson was transferred to the District Court of New Jersey but was not consolidated with the case against the other ANDA filers and the case was subsequently dismissed in view of the withdrawal of Watson’s ANDA.

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

On June 23, 2014, the US District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid.  The ruling prevents all five ANDA filers (Sandoz, Roxane, Amneal, Actavis and Mylan) from launching generic versions of VYVANSE until the earlier of either a successful appeal to the US Court of Appeals for the Federal Circuit, or the expiration of these patents in 2023. To appeal successfully, the ANDA-defendants must overturn the court’s rulings for each of these 18 patent claims.

The court’s summary judgment ruling concerning Shire’s motion included 18 patent claims from four of the FDA Orange Book-listed patents for VYVANSE, which cover VYVANSE’s active ingredient, the lisdexamfetamine dimesylate compound, and a method of using lisdexamfetamine dimesylate for the treatment of ADHD. Shire’s summary judgment motion did not include every patent claim in the litigation and, accordingly, the court’s decision did not dispose of the litigation in its entirety. In addition to Shire’s motion, the court also ruled on five summary judgment motions filed by the defendants. The court’s rulings denied Johnson Matthey’s motion to dismiss certain indirect infringement claims, dismissed Shire’s willful infringement claims, granted the defendants’ motion concerning non-infringement of certain method of use claims, and denied the defendants’ two invalidity motions.

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

The Company has recorded a $58.5 million charge comprised of the agreement in principle amount, interest and costs, which has been charged to SG&A.  The agreement in principle is subject to change until this matter is finally resolved.  Discussions between the Company and the US Government are ongoing to establish a final resolution to the investigation.

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

Following the disposal of the DERMAGRAFT business, Shire has retained certain legacy liabilities including any liability that may arise from this investigation. Shire is cooperating fully with these investigations. Shire is not in a position at this time to predict the scope, duration or outcome of these investigations.

17.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the six months to June 30, 2014 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for- sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other Comprehensive income before reclassification	10.2	6.9	17.1
Gain transferred to the income statement (within Other income/(expense), net) on disposal of available-for-sale securities	-	(3.2)	(3.2)
Net current period other comprehensive income	10.2	3.7	13.9

As at June 30, 2014	120.6	3.5	124.1

18.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on its $1,200 million RCF, its $125 million term loan facility (which was reduced to $nil in July 2014) and its $850 million term loan facility (the “Facilities”) on which interest is at floating rates, to the extent the RCF or the Facilities are utilized. At June 30, 2014 the Company fully utilized the $125 million and $850 million term loan Facilities and utilized $85 million of the RCF. This exposure is to US dollar interest rates.

The Company has evaluated the interest rate risk on the RCF and the Facilities and considers the risks associated with floating interest rates on the instruments as appropriate and no derivative instruments have been entered into to manage this risk. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the RCF and the Facilities at June 30, 2014 would increase or decrease interest expense by a maximum of $11 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2014 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

No derivative instruments were entered into during the six months June 30, 2014 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the six months June 30, 2014, including receipts of $52.5 million and $62.7 million in respect of Spanish and Italian receivables, respectively.

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

At June 30, 2014 the Company had 46 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at June 30, 2014  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.6 million, resulting in net derivative assets and derivative liabilities of $6.7 million and $0.6 million, respectively. Further details are included below:

		Fair value	Fair value
		June 30,	December 31,
		2014	2013
		$’M	$’M

Assets	Prepaid expenses and other current assets	7.3	4.0
Liabilities	Other current liabilities	1.2	2.8

Net gains/(losses) (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains/(losses) recognized in income	Amount of net gains/(losses) recognized in income

In the six months to		June 30,	June 30,
		2014	2013
		$’M	$’M

Foreign exchange contracts	Other income, net	13.9	(3.8)

These net foreign exchange gains/(losses) are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

19.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at June 30, 2014 and December 31, 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Carrying	Fair value
		value
			Total	Level 1	Level 2	Level 3
At June 30, 2014		$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)		13.2	13.2	13.2	-	-
Contingent consideration receivable (2)		57.5	57.5	-	-	57.5
Foreign exchange contracts		7.3	7.3	-	7.3	-

Financial liabilities:
Foreign exchange contracts		1.2	1.2	-	1.2	-
Contingent consideration payable(3)		591.8	591.8	-	-	591.8

			Total	Level 1	Level 2	Level 3
At December 31, 2013		$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)		6.7	6.7	6.7	-	-
Contingent consideration receivable (2)		36.1	36.1	-	-	36.1
Foreign exchange contracts		4.0	4.0	-	4.0	-

Financial liabilities:
Foreign exchange contracts		2.8	2.8	-	2.8	-
Contingent consideration payable(3)	1	405.9	405.9	-	-	405.9

(1)	Available-for-sale securities are included within Investments and Prepaid expenses and other current assets in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2014	2013
	$'M	$'M

Balance at January 1,	36.1	38.3
Initial recognition of contingent consideration receivable	33.6	-
(Loss)/gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	(3.3)	11.0
Reclassification of amounts to Other receivables within Other current assets	(8.7)	(9.7)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	(0.2)	(1.0)

Balance at June 30,	57.5	38.6

Contingent consideration payable
	2014	2013
	$'M	$'M

Balance at January 1,	405.9	136.4
Initial recognition of contingent consideration payable	174.0	451.4
Change in fair value during the period with the corresponding adjustment recognized as a loss in the income statement (within Integration and acquisition costs)	21.4	13.7
Reclassification of amounts to Other current liabilities	(10.9)	(8.4)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	1.4	(7.7)

Balance at June 30,	591.8	585.4

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At June 30, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration receivable ("CCR")	57.5	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 70%

			• Future forecast consideration receivable based on contractual terms with purchaser	• $37 million to $128 million

			• Assumed market participant discount rate	• 8 to 11.5%

Financial liabilities:	Fair Value at the Measurement Date

At June 30, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration payable	591.8	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 25 to 95%

			• Assumed market participant discount rate	• 0.8 to 10.9%

			• Periods in which milestones are expected to be achieved	• 2014 to 2030

			• Forecast quarterly royalties payable on net sales of relevant products	• $2.1 to $7.6 million

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

Assets Measured At Fair Value on a Non-Recurring Basis in the period using Significant Unobservable Inputs (Level 3)

In the six months to June 30, 2014 the Company reviewed its SHP602 IPR&D intangible asset for impairment and recognized an impairment charge of $166 million, recorded within R&D in the consolidated income statement, to write down this asset to fair value. The fair value was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, probabilities of the IPR&D intangible asset receiving regulatory approval, risk-adjusted forecast future cash flows to be generated by this asset and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows.

Fair Value at the Measurement Date

At June 30, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Rate/date used
$'M

SHP602 IPR&D intangible assets	$nil	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained	• 11 to 15%

			• Expected commercial launch date	• 2021

			• Assumed market participant discount rate	• 11.3%

In the six months to June 30, 2014 the Company also recognized an impairment charge of $22 million, recorded within R&D in the consolidated income statement, to write down the SHP613 IPR&D intangible asset to a revised fair value of $nil following the decision to discontinue development of this program based on portfolio prioritization as well as unexpected challenges and complexities with the development program.

The carrying amounts of other financial assets and liabilities materially approximate to their fair value because of the short-term maturity of these amounts.

20.	Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	$’M	$’M	$’M	$’M

Income from continuing operations, net of taxes	528.3	290.9	781.4	571.9
Loss from discontinued operations1	(5.2)	(32.8)	(27.9)	(249.0)

Numerator for basic earnings per share	523.1	258.1	753.5	322.9

Interest on convertible bonds, net of tax	-	7.5	-	15.1

Numerator for diluted earnings per share	523.1	265.6	753.5	338.0

Weighted average number of shares:
	Millions	Millions	Millions	Millions

Basic 1	586.4	549.6	585.3	550.5
Effect of dilutive shares:
Share based awards to employees 2	3.9	2.6	5.0	3.3
Convertible bonds 2.75% due 2014 3	-	33.8	-	33.7

Diluted	590.3	586.0	590.3	587.5

1. Excludes shares purchased by the EBT and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the “if converted” method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions

Share based awards to employees1	0.3	11.0	1.2	9.1

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

This segment is supported by several key functions: a Pipeline group, consisting of R&D and Business Development, which prioritizes its activities towards late stage development programs across a variety of therapeutic areas, while focusing its pre-clinical development activities primarily in Rare Diseases; a Technical Operations group responsible for the Company’s global supply chain; and an In-line marketed products group focuses on commercialized products. The In-Line marketed products group currently consists of four commercial units focused exclusively on commercial delivery to drive optimum performance of currently marketed products. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

This single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

In the periods set out below, revenues by major product were as follows:

6 months to,	June 30,	June 30,
	2014	2013
	$’M	$’M

VYVANSE	710.7	598.7
ELAPRASE	280.7	263.5
LIALDA/MEZAVANT	272.5	238.0
REPLAGAL	244.8	228.1
CINRYZE	215.5	-
INTUNIV	182.3	168.1
ADDERALL XR	184.9	212.1
VPRIV	176.6	164.1
FIRAZYR	163.9	91.2
PENTASA	135.5	144.6
FOSRENOL	88.1	84.4
XAGRID	55.0	49.9
Other product sales	67.2	63.4

Total product sales	2,777.7	2,306.1

22.	Taxation

The effective rate of tax for the three months to June 30, 2014 was -51% (2013: 24%) and for the six months to June 30, 2014 was -19% (2013: 22%).

The negative effective rate of tax in the three and six months to June 30, 2014 is due to the recognition of a net tax credit of $216.0 million following the settlement of certain tax positions with the Canadian revenue authorities. This net tax credit includes the release of provisions for uncertain tax positions including interest and penalties of $265.2 million partially offset by associated foreign tax credits.

Interest income of $18.6 million in respect of the cash deposited with the Canadian revenue authorities prior to the settlement has been recorded within interest income.

The Company considers it reasonably possible that certain audits for other territories could also be concluded in the next twelve months, and the total amount of unrecognized tax benefits at June 30, 2014 could decrease by approximately $12 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to June 30, 2014 and recent developments

Recommended combination of Shire and AbbVie

•
On July 18, 2014 the Boards of AbbVie and Shire announced that they have reached agreement on the terms of a recommended combination of Shire with AbbVie. Under the terms of the combination, Shire shareholders will be entitled to receive £24.44 in cash and 0.8960 shares in the new AbbVie holding company per Shire ordinary share.

Products

VYVANSE – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”)

•
On July 17, 2014, Shire announced top-line results from two Phase 4 efficacy and safety studies of VYVANSE compared with CONCERTA (methylphenidate HCl) with a placebo reference arm in adolescents aged 13-17 diagnosed with ADHD. In SPD489-406, the forced-dose titration study, VYVANSE was found to be statistically superior to CONCERTA on the primary efficacy analysis (p = 0.0013) with mean reductions on the ADHD RS-IV total score of 25.4 and 22.1 points, respectively. In SPD489-405, the dose optimization study, neither VYVANSE nor CONCERTA was found to be statistically superior to the other on the primary efficacy analysis (p = 0.0717), with a larger mean improvement found for VYVANSE than CONCERTA (mean reductions on the ADHD-RS-IV total score of 25.6 and 23.5 points, respectively). The primary efficacy endpoint for both studies was defined as the change from baseline in ADHD-RS-IV total score at Week 6 and Week 8, respectively. In both studies, the types of adverse events appear to be generally consistent with the known safety profile for VYVANSE established in studies of adolescents with ADHD. Further evaluation of the data for both studies is under way.

•
On June 12, 2014 Shire announced that it had agreed to a written request by the US Food and Drug Administration (“FDA”) to conduct pediatric clinical studies to investigate the potential use of VYVANSE for the treatment of ADHD in preschool-age children, ages 4 to 5. Upon FDA confirmation of a timely submission and review of data that adheres to the requirements of the written request, Shire will be entitled to the benefits of the Best Pharmaceuticals for Children Act, including a six-month extension to the exclusivity afforded by Shire's patents for VYVANSE, which expire in 2023.

Pipeline

SHP606 lifitegrast – for the treatment of Dry Eye disease

•
Following a meeting with the FDA, on May 16, 2014 Shire announced that it intends to submit a New Drug Application (“NDA”) for lifitegrast in the first quarter of 2015 as a treatment for the signs and symptoms of Dry Eye disease in adults. In parallel to preparing for the NDA submission, Shire is assessing the need to collect additional clinical data to further strengthen the filing, marketing claims and rest-of world-opportunity for lifitegrast.

SHP613 (formerly VASCUGEL) – for the treatment of Acute Vascular Repair

•
Shire made the decision in the second quarter of 2014 to discontinue further development of VASCUGEL, intended to enhance blood vessel repair in patients undergoing hemodialysis. This decision was made based on portfolio prioritization as well as unexpected challenges and complexities with the development program. No new patients will be enrolled in the two Phase 2 trials, but those currently in the trials will be followed for at least 12 weeks for safety. In addition, the 64 patients enrolled in the Arteriovenous Fistula study will be followed for six months, per the study protocol. Once the studies are closed out Shire will analyze available data then make any further decisions regarding VASCUGEL.

Legal Proceedings

VYVANSE patent litigation

•
On June 25, 2014 Shire announced that Judge Stanley R. Chesler of the US District Court for the District of New Jersey granted Shire’s summary judgment motion in a patent infringement lawsuit, holding that certain claims of the patents protecting VYVANSE were both infringed and valid.

The ruling prevents the five pharmaceutical manufacturers (the ANDA-defendants) who have filed Abbreviated New Drug Applications (“ANDA”s) from launching generic versions of VYVANSE until the earlier of either a successful appeal to the US Court of Appeals for the Federal Circuit, or the expiration of these patents in 2023. To appeal successfully, the ANDA-defendants must overturn the Court’s rulings for each of the 18 patent claims.

The Court’s summary judgment ruling concerning Shire’s motion included 18 patent claims from four of the FDA Orange Book-listed patents for VYVANSE, which cover VYVANSE’s active ingredient, the lisdexamfetamine dimesylate compound, and a method of using lisdexamfetamine dimesylate for the treatment of ADHD.

OTHER DEVELOPMENTS

Completion of Lumena acquisition

On June 11, 2014 Shire completed its acquisition of Lumena, a biopharmaceutical company with late stage rare disease pipeline assets. Lumena brings to Shire two new novel, once-daily, orally administered therapeutic compounds: SHP625 (formerly LUM001), in Phase 2 clinical development with four potential orphan indications; and SHP626 (formerly LUM002), ready to enter Phase 2 clinical development later in 2014. SHP625 and SHP626 are both inhibitors of the apical sodium-dependent bile acid transporter (“ASBT”), which is primarily responsible for recycling bile acids from the intestine to the liver. SHP625 works by preventing recycling of bile acids back to the liver and is thought to reduce bile acid accumulation, improve liver function and potentially relieve the extreme itching associated with cholestatic liver disease and is in clinical trials in Alagille Syndrome, Progressive Familial Intrahepatic Cholestasis, Primary Biliary Cirrhosis,  and Primary Sclerosing Cholangitis. SHP626 is in development for the treatment of nonalcoholic steatohepatitis, a common and often “silent” liver disease characterized by fat deposits in the liver and inflammation which can progress to significant fibrosis.

Completion of Fibrotech acquisition

•
On July 4, 2014 Shire completed its acquisition of Fibrotech, an Australian biopharmaceutical company developing a new class of orally available drugs with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. Shire will undertake the further development of Fibrotech’s lead product candidate SHP627 (formerly FT011), which has completed a Phase 1 study in healthy volunteers and a Phase 1B study in patients with renal impairment. The first Phase 2 study is expected to be initiated to enroll Focal Segmental Glomerulosclerosis (“FSGS”) patients next year. In addition to the lead compound SHP627, Shire has acquired Fibrotech’s library of novel molecules including FT061, which is in pre-clinical development.

Acquisition of Bikam

•
On July 9, 2014 Shire completed the acquisition of Bikam, a biopharmaceutical company with pre-clinical compounds that could provide an innovative approach to treating autosomal dominant retinitis pigmentosa (adRP).

Refunds of US$410 million from the Canadian revenue authorities

•
On June 30, 2014, Shire announced that it had received assessments from the Canadian revenue authorities which entitle its Canadian subsidiary, Shire Canada Inc. (“Shire Canada”) to total cash refunds equivalent to US$410 million (C$440 million).

The assessments agreed with original positions adopted by Shire Canada in its Canadian tax returns for the period 1999-2004. On June 24, 2014 Shire received cash refunds of US$248 million (C$266 million)(1). Shire Canada is entitled to receive additional cash refunds of US$162 million (C$174 million)(1), expected in late 2014. Following receipt of the assessments Shire recorded a net credit to income taxes of US$216 million in the second quarter of 2014.

(1) Translated using a CAD:USD exchange rate of 1:0.93, being the exchange rate on June 24, 2014.

DIVIDEND

In respect of the six months ended June 30, 2014 the Board resolved to pay an interim dividend of 3.83 US cents per Ordinary Share (2013: 3.00 US cents per Ordinary Share).

Dividend payments will be made in Pounds Sterling to holders of Ordinary Shares and in US Dollars to holders of ADSs. A dividend of 2.241 pence per Ordinary Share (an increase of 15% compared to 2013: 1.95 pence) and 11.49 US cents per ADS (an increase of 28% compared to 2013: 9.00 US cents) will be paid on October 3, 2014 to shareholders on the register as at the close of business on September 5, 2014.

1Translated using a GBP:USD exchange rate of 1.7093.

Products in registration as at June 30, 2014

VPRIV for the treatment of Gaucher disease in Japan

On July 3 2014, Shire received approval to market VPRIV for the treatment of adult and pediatric patients with Gaucher disease in Japan.

AGRYLIN1 for the treatment of essential thrombocythaemia in Japan

In the fourth quarter of 2013, Shire submitted a Marketing Authorisation to the Ministry of Health, Labour and Welfare (“MHLW”) in Japan, seeking approval for AGRYLIN1 in adult essential thrombocythaemia patients treated with cytoreductive therapy who have become intolerant to their current therapy or whose platelet counts have not been reduced to an acceptable level.

SHP465 for the treatment of ADHD

Shire’s NDA for SHP465 capsules was previously submitted in 2006 to support the use of SHP465 for the treatment of ADHD in adults. With the growing adult ADHD population there is now a larger patient population and commercial need for this type of product than there was seven years ago. Their needs of a longer acting, once daily treatment are not served and Shire believes this provides an opportunity to bring SHP465 forward as an additional choice of treatment. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults throughout the day. The active ingredients found in SHP465 are a mixture of amphetamine salts and dextroamphetamine. Shire recently requested FDA concurrence with the sponsor’s proposed plans to address outstanding items previously outlined by the FDA to support approval of this NDA. Based on FDA feedback received on April 25, 2014, Shire is planning to discuss with the FDA plans to resubmit the SHP465 NDA. SHP465 is a once daily, three-component, extended-release, single-entity mixed amphetamine salts product, if approved, designed to treat ADHD in adults with statistically significant endpoints at 16 hours post-dose (statistically significant endpoints in clinical trials beginning at the 4-hour time point).

INTUNIV for the treatment of ADHD in the EU

In March 2014, the Company announced the acceptance of submission of an MAA by the EMA for once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

Products in clinical development as at June 30, 2014

Phase 3

SHP606 lifitegrast for the treatment of Dry Eye disease

Following a meeting with the FDA, on May 16, 2014 Shire announced that it intends to submit an NDA for lifitegrast in Q1 2015 as a treatment for the signs and symptoms of Dry Eye disease in adults. In parallel to preparing for the NDA submission, Shire is assessing the need to collect additional clinical data to further strengthen the filing, marketing claims and rest-of world-opportunity for lifitegrast.

On April 30, 2014 Shire announced top-line results from the prospective, randomized, double-masked, placebo-controlled SONATA trial which indicated no ocular or drug-related serious adverse events. The safety data indicated in the SONATA trial was entirely consistent with that observed in the Phase 2, OPUS-1 and OPUS-2 studies for lifitegrast. Additional data and analyses will be submitted for presentation at upcoming medical meetings.

LDX2 for the treatment of Binge Eating Disorder

In November 2013, the Company reported positive top-line results from two identically designed randomized placebo-controlled Phase 3 studies evaluating the efficacy and safety of LDX versus placebo in adults with BED. In both studies LDX was found to be statistically superior to placebo on the primary efficacy analysis (p-value <0.001) of the change from baseline at weeks 11 to 12 in terms of number of binge days per week. The safety for LDX in these two studies appears to be generally consistent with the known profile established in studies in adults with ADHD. Shire anticipates filing for FDA regulatory approval of VYVANSE for the treatment of BED in adults (ages 18 to 55) in the third quarter of 2014.

FIRAZYR for the treatment of ACE-I AE

A Phase 3 clinical trial to assess the efficacy of FIRAZYR for the treatment of ACE inhibitor-induced angioedema was initiated in the fourth quarter of 2013 and is ongoing.

FIRAZYR for the treatment of Hereditary Angioedema (“HAE”) in Japan

Shire plans to initiate a Phase 3 trial to evaluate the efficacy and safety of FIRAZYR for the treatment of HAE in Japanese patients by early 2015.

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Discussions have been conducted with the FDA to determine the potential clinical development and NDA submission pathway. Planning is underway to confirm program activities and timelines.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell treatments for ADHD in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SHP 616 (CINRYZE) for routine prophylaxis against HAE attacks in adolescent and adult patients in Japan

CINRYZE is indicated for prophylaxis and acute treatment of angioedema attacks in adolescent and adult patients with HAE. Shire has submitted a Clinical Trial Notification (“CTN”) to the Pharmaceutical and Medical Devices Agency (“PMDA”) in Japan.  Based on feedback from PMDA, the Company plans we plan to resubmit the CTN in the second half of 2014 and initiate a Phase 3 trial in the first quarter of 2015.

Phase 2

LDX2 for the treatment of ADHD in Japan

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

SHP613 (formerly SRM-003 or VASCUGEL) for the treatment of improvement in patency of arteriovenous (“AV”) access in hemodialysis patients

SHP613 has been terminated as a result of the decision in the second quarter of 2014 to discontinue further development of this asset based on portfolio prioritization as well as unexpected challenges and complexities with the development program.

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

SHP620 (Maribavir) for the treatment of cytomegalovirus infection (“CMV”) in transplant patients

SHP620 was acquired as part of the recent acquisition of ViroPharma. Shire is currently conducting two Phase 2 studies in transplant recipients, both of which are fully enrolled.  The first is a 160 patient trial in first-line treatment of asymptomatic CMV in transplant recipients. The second is a 120 patient trial for the treatment of resistant/refractory CMV infection/disease in transplant recipients. Preliminary results are expected in early-2015. This product has been granted orphan drug designation in both the US and EU.

SHP625 (formerly LUM001) for the treatment of cholestatic liver disease

SHP625 was acquired as part of the recent acquisition of Lumena. Shire is currently conducting Phase 2 studies in the following indications:  Alagille Syndrome, Progressive Familial Intrahepatic Cholestasis, Primary Biliary Cirrhosis, and Primary Sclerosing Cholangitis. This product has been granted orphan drug designation both in the US and EU. These phase 2 clinical trials are ongoing.

Phase 1

SHP611 for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as an ERT delivered intrathecally for the treatment of the late infantile form of MLD. This product has been granted orphan designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is fully enrolled and is ongoing.

SHP 616 (CINRYZE) life cycle management and new uses

Shire is pursuing additional new formulations of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients.  Shire plans to initiate discussions with the FDA in the second half of 2014 to determine the appropriate path forward.  In addition, Shire is further considering opportunities to pursue additional therapeutic indications that may involve the C1 Inhibitor.  These new uses include Acute Neuromyelitis Optica (NMO), Paroxysmal Nocturnal Hemoglobinuria (PNH), and Acute Antibody Mediated Rejection (AMR).   In NMO, a Phase 1b investigator sponsored trial study was completed in 10 patients for acute therapy, and Shire plans to solicit FDA feedback in the fourth quarter of 2014 on advancing to Phase 3.  In PNH, an ex-vivo POC study in 6 patients has been completed, and Shire plans to advance to IND filing in 2015 based on the results of an additional pre-clinical study.   In AMR, a Phase 2 study in 18 patients was completed, and Shire plans to solicit FDA feedback by the end of the year on advancing to Phase 2/3.

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

SHP626 (formerly LUM002) for the treatment of nonalcoholic steatohepatitis (“NASH”)

SHP626 was acquired as part of the recent acquisition of Lumena and is in development for the treatment of NASH, a common and often “silent” liver disease characterized by fat deposits in the liver and inflammation which can progress to significant fibrosis.  This product is expected to enter Phase 2 clinical trials in patients with NASH during the second half of 2014.

Other pre-clinical development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

1.	Currently marketed as XAGRID in the EU for the treatment of essential thrombocythaemia.

2.	Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

Results of operations for the three months to June 30, 2014 and 2013

Financial highlights for the three months to June 30, 2014 are as follows:

•
Product sales grew strongly in the second quarter of 2014 (up 22% to $1,470 million from $1,208 million in the second quarter of 2013). Product sales in the second quarter of 2014 included $141 million for products acquired with ViroPharma, primarily $130 million from CINRYZE. The inclusion of ViroPharma contributed 12% to reported product sales growth in the quarter.

Excluding products acquired with ViroPharma, product sales grew 10%, primarily driven by VYVANSE (up 20% to $360 million), REPLAGAL (up 14% to $131 million) and FIRAZYR (up 80% to $89 million).

•	Total revenues were up 20% to $1,502 million (2013: $1,252 million), with the strong product sales growth being only modestly offset by lower royalties and other revenues (down 27%).

•
Operating income was down 14% to $338 million (2013: $391 million), primarily as a result of higher charges from the change in fair value of contingent consideration liabilities, higher One Shire reorganization costs and increased intangible asset amortization, together with the unwind of the fair value step-up on acquired ViroPharma inventories.

Excluding these charges operating income grew strongly in the second quarter of 2014 due to higher total revenues and continued operating leverage as combined R&D and SG&A costs increased at a much lower rate than total revenues.

•
Diluted earnings per ordinary share increased 96% to $0.89 (2013: $0.45). The significant increase in diluted earnings per ordinary share was primarily due to a negative effective tax rate, driven by the recognition in the second quarter of 2014 of a net credit to income taxes of $216 million following the settlement of certain tax positions with the Canadian revenue authorities in June 2014.

Results of operations for the three months to June 30, 2014 and 2013

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2014	2013	change
	$'M	$'M	%

Product sales	1,469.6	1,207.9	+22
Royalties	29.2	36.3	-20
Other revenues	3.3	8.0	-59

Total	1,502.1	1,252.2	+20

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2014	2013	growth	growth4	growth1		share1
Net product sales:	$'M	$'M	%	%	%		%

VYVANSE	359.5	300.3	20%	+20	+4		16
ELAPRASE	152.1	149.2	2%	+2	n/a	2	n/a	2
LIALDA/MEZAVANT	143.6	137.5	4%	+5	+27		31
REPLAGAL	130.5	114.1	14%	+14	n/a	3	n/a	3
CINRYZE	129.9	-	n/a	n/a	n/a	2	n/a	2
INTUNIV	100.0	90.4	11%	+11	+3		4
ADDERALL XR	99.8	112.3	-11%	-11	+4		5
VPRIV	89.7	82.5	9%	+8	n/a	2	n/a	2
FIRAZYR	89.0	49.5	80%	+79	n/a	2	n/a	2
PENTASA	63.2	73.6	-14%	-14	-4		13
FOSRENOL	46.7	42.1	11%	+9	-10		3
XAGRID	27.9	26.5	5%	-	n/a	2	n/a	2
Other product sales	37.7	29.9	26%	+20	n/a		n/a
Total product sales	1,469.6	1,207.9	22%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended June 30, 2014.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first half of 2014.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2014 product sales and revenues restated using 2013 average foreign exchange rates to 2013 actual product sales and revenues. Average exchange rates for the three months to June 30, 2014 were $1.68:£1.00 and $1.38:€1.00 (2013: $1.53:£1.00 and $1.30:€1.00) and for six months to June 30, 2014 were $1.67:£1.00 and $1.37:€1.00 (2013: $1.55:£1.00 and $1.31:€1.00).

VYVANSE – ADHD

VYVANSE product sales grew strongly in the second quarter of 2014 (up 20% compared to the second quarter of 2013) due to price increases1 taken since the second quarter of 2013 and to a lesser extent higher prescription demand and good growth in international sales.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the second quarter of 2014 were up 2% compared to the second quarter of 2013 driven by continued growth in the number of treated patients, especially in emerging markets. Growth in the second quarter of 2014 was held back due to the timing of shipments to certain markets which order less frequently, which benefited sales in the second quarter of 2013.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the second quarter of 2014 were up 4%, primarily due to higher US prescription demand (up 27%), as LIALDA reached a US exit market share of 31% at the second quarter of 2014. Product sales grew at a lower rate than the strong US prescription demand as a result of higher sales deductions as a percentage of product sales and destocking in the second quarter of 2014, compared to significant stocking in the second quarter of 2013.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

REPLAGAL – Fabry disease

REPLAGAL sales were up 14% compared to the second quarter of 2013 as Shire continues to see good growth in emerging markets and to a lesser extent higher volume demand in Europe. The second quarter of 2014 also benefited from larger bulk orders for Asian markets compared to the second quarter of 2013.

CINRYZE –prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in first quarter of 2014, and CINRYZE sales were $129.9 million in the second quarter of 2014. CINRYZE grew 37% on the second quarter of 20132 primarily driven by more patients on therapy, a return to standard levels of inventory and to a lesser extent, a price increase1 in the US.

INTUNIV – ADHD

The growth in INTUNIV product sales (up 11%) in the second quarter of 2014 was driven by price increases1 taken since the second quarter of 2013, partially offset by higher sales deductions as a percentage of product sales in the second quarter of 2014.

Litigation proceedings regarding INTUNIV are ongoing. Further information about litigation proceedings regarding INTUNIV can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 11%) in the second quarter of 2014 primarily due to lower stocking, lower shipments of product to authorised generic suppliers and higher sales deductions in the second quarter of 2014 as compared to the second quarter of 2013.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales in the second quarter of 2014 were up 9% compared to the second quarter of 2013 as the Company continues to add naïve patients and gain patients switching from other therapies.

FIRAZYR – acute treatment of HAE

FIRAZYR strong product sales growth (up 80%) was primarily due to growth in patients on therapy, the effect of a price increase1 and a higher number of treated attacks, particularly in the US market.

PENTASA – Ulcerative Colitis

PENTASA product sales decreased in the second quarter of 2014 (down 14%) driven by a decrease in US prescription demand and destocking in the second quarter of 2014 as compared to stocking in the second quarter of 2013, partially offset by price increases1 taken since the second quarter of 2013.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesaler customers.

2 Second quarter of 2013 recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2014	2013	Change
	$'M	$'M	%

FOSRENOL	9.4	10.8	-13
3TC and ZEFFIX	8.3	11.3	-27
ADDERALL XR	4.5	4.9	-8
Other	7.0	9.3	-25

Total royalties	29.2	36.3	-20

Cost of product sales

Cost of product sales increased to $277.0 million for the three months to June 30, 2014 (19% of product sales), from $164.3 million in the corresponding period in 2013 (14% of product sales). Cost of product sales as a percentage of product sales was five percentage points higher compared to the same period in 2013. Cost of product sales in the second quarter of 2014 was impacted by inventory write offs (approximating 2% of product sales), inclusion of lower margin CINRYZE acquired with ViroPharma and charges of $33.7 million on the unwind of the fair value adjustment on acquired ViroPharma inventories. For the three months to June 30, 2014 cost of product sales included depreciation of $17.8 million (2013: $9.2 million).

R&D

R&D expenditure decreased by 8% to $236.9 million for the three months to June 30, 2014 (16% of product sales), compared to $256.5 million in the corresponding period in 2013 (21% of product sales). The second quarter of 2014 included impairment charges of $22.0 million (2013: $19.9 million) relating to the SHP613 IPR&D intangible asset, following the decision to discontinue further development based on portfolio prioritization as well as unexpected challenges and complexities with the development program. Excluding this impairment charge, R&D expenditure in the three months to June 30, 2014 decreased by 9% or by $22 million, due to the completion of several large Phase 3 programs since the second quarter of 2013 including new uses for LDX, the effect of portfolio prioritization decisions taken during 2013 and lower overheads due to the One Shire reorganization, partially offset by the inclusion of programs acquired with ViroPharma.

R&D in the three months to June 30, 2014 included depreciation of $5.8 million (2013: $4.3 million).

SG&A

SG&A expenditure increased by 21% to $496.2 million from $410.0 million due to the inclusion of a full quarter of ViroPharma SG&A costs for the first time in the second quarter of 2014, higher intangible asset amortization, costs incurred in connection with the recommended combination of Shire and AbbVie and commercial spending in advance of anticipated product launches for certain products, which offset lower overheads following the One Shire reorganization. SG&A as a proportion of product sales remained constant at 34% of product sales for the three months to June 30, 2014 compared with 34% of product sales in the corresponding period in 2013, as the Company continues to see benefits from the One Shire reorganization and the focus on operational discipline in the second quarter of 2014.

For the three months to June 30, 2014 SG&A included depreciation of $21.1 million (2013: $15.6 million) and amortization of $61.2 million (2013: $35.9 million).

Gain on sale of product rights

For the three months to June 30, 2014 Shire recorded a net gain on sale of product rights of $3.8 million (2013: $4.5 million) following the re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the three months to June 30, 2014 Shire recorded reorganization costs of $45.8 million (2013:  $17.7 million), primarily related to the One Shire reorganization as the Company continues the implementation of our new operating model.

Integration and acquisition costs

For the three months to June 30, 2014 Shire recorded integration and acquisition costs of $112.1 million, comprising $80.6 million relating to the change in fair value of contingent consideration liabilities and $31.5 million primarily related to the acquisition and integration of ViroPharma.

The change in fair value of contingent consideration liabilities principally relates to the acquisition of SARcode, and the increase in these liabilities reflects Shire’s increased confidence in the lifitegrast program and the intention to submit the NDA for lifitegrast in the first quarter of 2015.

In the second quarter of 2013 integration and acquisition costs ($17.4 million) primarily related to the acquisition of SARcode and Lotus, in addition to charges related to the change in fair values of contingent consideration liabilities.

Interest income

For the three months to June 30, 2014 Shire recorded interest income of $18.7 million (2013: $0.5 million), principally due to the recognition of interest income on cash deposited with the Canadian revenue authorities prior to the settlement in the second quarter of 2014 ($18.6 million).

Interest expense

For the three months to June 30, 2014 Shire incurred interest expense of $11.1 million (2013: $9.1 million). Interest expense in the second quarter of 2014 primarily related to interest and the amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition. Interest expense in the second quarter of 2013 principally related to the coupon and amortization of costs on Shire’s convertible bonds which were fully redeemed or converted in the fourth quarter of 2013.

Taxation

The effective rate of tax was -51% (2013: 24%).

The negative effective rate of tax in the three months to June 30, 2014 is due to the recognition of a net tax credit of $216.0 million following the settlement of certain tax positions with the Canadian revenue authorities.

Discontinued operations

The loss from discontinued operations for the three months to June 30, 2014 was $5.2 million net of tax (2013: $32.8 million), primarily relating to costs associated with the divestment of the DERMAGRAFT business.

Results of operations for the six months to June 30, 2014 and 2013

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30,
	2014	2013	change
	$'M	$'M	%

Product sales	2,777.7	2,306.1	+20
Royalties	61.5	74.8	-18
Other revenues	9.7	14.7	-34

Total	2,848.9	2,395.6	+19

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2014	2013	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
Net product sales:

VYVANSE	710.7	598.7	19%	+19	+4		16
ELAPRASE	280.7	263.5	7%	+7	n/a	2	n/a	2
LIALDA/MEZAVANT	272.5	238.0	14%	+15	+30		31
REPLAGAL	244.8	228.1	7%	+7	n/a	3	n/a	3
CINRYZE	215.5	-	n/a	n/a	n/a	2	n/a	2
INTUNIV	182.3	168.1	8%	+9	+3		4
ADDERALL XR	184.9	212.1	-13%	-12	+1		5
VPRIV	176.6	164.1	8%	+8	n/a	2	n/a	2
FIRAZYR	163.9	91.2	80%	+79	n/a	2	n/a	2
PENTASA	135.5	144.6	-6%	-6	-3		13
FOSRENOL	88.1	84.4	4%	+3	-10		3
XAGRID	55.0	49.9	10%	+4	n/a	2	n/a	2
Other product sales	67.2	63.4	6%	+5	n/a		n/a
Total product sales	2,777.7	2,306.1	20%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended June 30, 2014.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first half of June 30, 2014.

VYVANSE – ADHD

VYVANSE product sales grew strongly in the six months to June 30, 2014 (up 19% compared to the same period in 2013) due to price increases1 taken since 2013 and to a lesser extent higher prescription demand and good growth in international sales. The benefit of these positive factors was partially offset by slight destocking in the first half of 2014 compared to the stocking in the first half of 2013.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the six months to June 30, 2014 were up 7% compared to the same period in 2013 driven by continued growth in the number of treated patients. Growth in the six months to June 30, 2014  was held back due to the timing of shipments to certain markets which order less frequently, which benefited sales in the six months to June 30, 2013.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the six months to June 30, 2014 were up 14%, primarily due to higher US prescription demand (up 30%), as LIALDA reached a US exit market share of 31% at June 30, 2014, and to a lesser extent the effect of a price increase1 taken since 2013. Product sales grew at a lower rate than the strong US prescription demand as a result of higher sales deductions as a percentage of product sales and destocking in the six months to June 30, 2014 compared to stocking in the six months to June 30, 2013.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

REPLAGAL – Fabry disease

REPLAGAL sales were up 7% in the six months to June 30, 2014 compared to the same period in 2013 as Shire continues to see good growth in emerging markets and to a lesser extent higher volume demand in Europe, offset by lower pricing. The six months to June 30, 2014 also benefited from larger bulk orders for Asian markets compared to the same period in 2013.

CINRYZE –prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in first quarter of 2014, and CINRYZE sales were $215.5 million in the six months to June 30, 2014. On a proforma basis2 CINRYZE grew 26% in the six months to June 30, 2013 primarily driven by an increase in the number of patients on therapy, a return to standard levels of inventory and to a lesser extent, a price increase1 in the US.

INTUNIV – ADHD

The growth in INTUNIV product sales (up 8%) in the six months to June 30, 2014 was driven by a combination of price increases1 taken since 2013 and higher US prescription demand. The benefit of these positive factors was offset by higher sales deductions as a percentage of product sales in the first half of 2014.

Further information about litigation proceedings regarding INTUNIV can be found in PART I: ITEM 1 of this Form 10-Q.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 13%) in the six months to June 30, 2014 primarily due to lower stocking and higher sales deductions compared to the same period in 2013. Market share has remained relatively stable over the past six months, and the Company expects ADDERALL XR to remain competitive in its market.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales in the six months to June 30, 2014 were up 8% compared to the same period in 2013 as the Company continues to add naïve patients and gain patients switching from other therapies.

FIRAZYR – acute treatment of HAE

FIRAZYR strong product sales growth (up 80%) was primarily due to growth in patients on therapy, the effect of a price increase1 and a higher number of treated attacks, particularly in the US market.

PENTASA – Ulcerative Colitis

PENTASA product sales decreased in the six months to June 30, 2014 (down 6%) driven by a decrease in US prescription demand, higher sales deductions and lower stocking in the six months to June 30, 2014 as compared to the same period in 2013, partially offset by price increases1 taken since 2013.

1  The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2  Proforma revenues include revenues recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2014	2013	Change
	$'M	$'M	%

FOSRENOL	22.2	19.8	+12
3TC and ZEFFIX	15.8	23.8	-34
ADDERALL XR	13.5	13.0	+4
Other	10.0	18.2	-45

Total royalties	61.5	74.8	-18

Cost of product sales

Cost of product sales increased to $506.5 million for the six months to June 30, 2014 (18% of product sales), up from $311.7 million in the corresponding period in 2013 (14% of product sales). Cost of product sales as a percentage of product sales was four percentage points higher compared to the same period in 2013. In the six months to June 30, 2014 Cost of product sales was impacted by inventory write offs, inclusion of lower margin CINRYZE acquired with ViroPharma and charges of $72.5 million on the unwind of the fair value adjustment on acquired ViroPharma inventories.

For the six months to June 30, 2014 cost of product sales included depreciation of $28.0 million (2013: $16.3 million).

R&D

R&D expenditure increased to $597.4 million for the six months to June 30, 2014 (22% of product sales), compared to $477.1 million in the corresponding period in 2013 (21% of product sales). The first quarter of 2014 included impairment charges of $166.0 million (first quarter of 2013: $nil) relating to the SHP602 IPR&D intangible asset, following the current Phase 2 trial being placed on clinical hold. The second quarter of 2014 included impairment charges of $22.0 million (second quarter of 2013: $19.9 million) relating to the SHP613 IPR&D intangible asset, following the decision to discontinue further development based on portfolio prioritization as well as unexpected challenges and complexities with the development program. Excluding these impairment charges, R&D expenditure in the six months to June 30, 2014 decreased by 10% or by $48 million, due to the completion of several large Phase 3 programs since the same period in 2013, including new uses for LDX, the effect of portfolio prioritization decisions taken during 2013 and lower overheads due to the One Shire reorganization, partially offset by the inclusion of programs acquired with ViroPharma.

R&D in the six months to June 30, 2014 included depreciation of $11.6 million (2013: $8.9 million).

SG&A

SG&A expenditure increased to $926.5 million for the six months to June 30, 2014 from $801.7 million in the corresponding period in 2013 due to the inclusion of ViroPharma SG&A costs for the first time in the first half of 2014, higher intangible asset amortization, costs incurred in connection with the recommended combination of Shire and AbbVie and commercial spending in advance of anticipated product launches for certain products, which offset lower overheads following the One Shire reorganization. SG&A as a proportion of product sales was lower at 33% of product sales for the six months to June 30, 2014 compared with 35% of product sales in the corresponding period in 2013, as the Company continues to see benefits from the One Shire reorganization and the focus on operational discipline in the six months to June 30, 2014.

For the six months to June 30, 2014 SG&A included depreciation of $41.9 million (2013: $31.7 million) and amortization of $119.0 million (2013: $72.0 million).

Gain on sale of product rights

For the six months to June 30, 2014 Shire recorded a net gain on sale of product rights of $40.2 million (2013: $11.0 million) primarily a gain of $43.5 million from the sale of certain CALCICHEW trade marks to Takeda, offset by the re-measurement of the contingent consideration receivable from the divestment of DAYTRANA.

Reorganization costs

For the six months to June 30, 2014 Shire recorded reorganization costs of $95.2 million (2013:  $35.2 million), related to the One Shire reorganization as the Company continues the implementation of its new operating model.

Integration and acquisition costs

For the six months to June 30, 2014 Shire recorded integration and acquisition costs of $118.7 million (2013: $21.5 million), comprising costs of $97.3 million primarily related to the acquisition and integration of ViroPharma and a net charge of $21.4 million relating to the change in fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the first half of 2014 principally relates to the acquisition of SARcode (as described in Note 5) and the acquisition of FerroKin, reflecting the decision to place the ongoing Phase 2 clinical trial for SHP602 on clinical hold.

In the six months to June 30, 2013 integration and acquisition costs primarily related to the acquisition of SARcode and Lotus in addition to net charges related to the change in fair values of contingent consideration liabilities.

Interest income

For the six months to June 30, 2014 Shire recorded interest income of $19.2 million (2013: $1.2 million), principally due to the recognition of interest income on cash deposited with the Canadian revenue authorities prior to the settlement in the second quarter of 2014 ($18.6 million).

Interest expense

For the six months to June 30, 2014 Shire incurred interest expense of $18.9 million (2013: $18.3 million), primarily related to interest and the amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition. Interest expense in 2013 principally related to the coupon and amortization of costs on Shire’s convertible bonds which were fully redeemed or converted in the fourth quarter of 2013.

Taxation

The effective rate of tax was -19% (2013: 22%)

The negative effective rate of tax in the six months to June 30, 2014 is due to the recognition of a net tax credit of $216.0 million following the settlement of certain tax positions with the Canadian revenue authorities.

Financial condition at June 30, 2014 and December 31, 2013

Cash & cash equivalents

Cash and cash equivalents decreased by $2,085.8 million to $153.6 million (December 31, 2013: $2,239.4 million). Cash provided by operating activities of $1,080.1 million, and by financing activities of $773.3, million was offset by the cost of acquiring ViroPharma and Lumena.

Accounts receivable, net

Accounts receivable, net increased by $90.3 million to $1,051.5 million (December 31, 2013: $961.2 million), primarily due to the increase in revenue. Days sales outstanding increased only slightly to 47 days (December 31, 2013: 46 days).

Inventories

Inventories increased by $129.7 million to $585.0 million (December 31, 2013: $455.3 million), primarily due to the inclusion of CINRYZE inventories following the acquisition of ViroPharma.

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased by $155.6 million to $418.6 million (December 31, 2013: $263.0 million), principally due to an increase in income tax receivables following the settlement with the Canadian revenue authorities.

Goodwill

Goodwill increased by $1,658.8 million to $2,283.4 million (December 31, 2013: $624.6 million), due to the acquisitions of ViroPharma and Lumena.

Other intangible assets, net

Other intangible assets increased by $3,012.9 million to $5,325.5 million (December 31, 2013: $2,312.6 million), due to the intangible assets acquired with ViroPharma and Lumena, offset by the impairments of the SHP602 and SHP613 IPR&D assets and intangible asset amortization.

Short term borrowings

Short term borrowings increased from $nil at December 31, 2013 to $210.8 million at June 30, 2014 reflecting the utilization of the RCF and a short term debt facility to part fund the acquisition of ViroPharma.

Other current liabilities

Other current liabilities increased by $103.3 million to $228.8 million (December 31, 2013: $119.5 million) principally due to the recognition of contingent consideration liabilities in respect of the Lumena acquisition.

Long term borrowing

Long term borrowings increased from $nil at December 31, 2013 to $850.0 million at June 30, 2014 reflecting the utilization of a long term debt facility to part fund the acquisition of ViroPharma.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $843.0 million to $1,403.6 million (December 31, 2013: $560.6 million), primarily due to deferred tax liabilities arising on the intangible assets acquired with ViroPharma and Lumena.

Other non-current liabilities

Other non-current liabilities increased by $166.6 million to $755.1 million (December 31, 2013: $558.5 million) principally due to an increase in non-current income tax liabilities, the recognition of contingent consideration payable in respect of the Lumena acquisition and changes in the fair value of contingent consideration payable in respect of prior acquisitions.

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

Shire’s balance sheet includes $153.6 million of cash and cash equivalents at June 30, 2014.

Shire has a revolving credit facility (“RCF”) of $1,200 million which matures in 2015, of which $85 million was utilized at June 30, 2014.

In connection with its acquisition of ViroPharma on November 11, 2013 Shire entered into a $2,600 million Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”). The Facilities agreement was subsequently reduced to $975 million. At June 30, 2014 the Facilities Agreement comprises two credit facilities: (i) a $125 million term loan facility which matures on November 10, 2014, which was fully utilized and recorded within short term borrowing, and (ii) an $850 million term loan facility which matures on November 11, 2015, which was fully utilized and recorded within long term borrowing. The $125 million term loan facility was subsequently reduced in July 2014 to $nil.

On January 24, 2014 ViroPharma commenced a tender offer to repurchase, at the option of each holder, any and all of ViroPharma’s outstanding 2.00% Convertible Senior Notes Due 2017 (the “Convertible Notes”) and notified the holders of their separate right to convert the Convertible Notes. As of June 30, 2014, Convertible Note holders had voluntarily converted approximately $205 million aggregate principal amount of the Convertible Notes for a total consideration of $551.3 million. The remaining outstanding Convertible Notes total an aggregate principal amount of $26,000.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loans and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF and possibly through new borrowings or the issuance of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash position (excluding restricted cash), as at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	$’M	$’M

Cash and cash equivalents1	153.6	2,239.4

Long term borrowings	(850.0)	-
Short term borrowings	(210.8)	-
Other debt	(13.1)	(8.9)

Total debt	(1,073.9)	(8.9)

Net (debt)/cash2	(920.3)	2,230.5

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

Cash flow activity

Net cash provided by operating activities for the six months to June 30, 2014 increased by $661.1 million or 158% to $1,080.1 million (2013: $419.0 million), primarily due to higher cash receipts from gross product sales and net cash tax receipts as a result of the $248 million refund from the Canadian revenue authorities, offset by payments for sales deductions, payments of acquisition and integration costs in respect of the acquisition of ViroPharma and cash payments in respect of the One Shire reorganization.

Net cash used in investing activities was $3,938.1 million in the six months to June 30, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million (net of cash acquired with ViroPharma of $233 million) and for the acquisition of Lumena of $300 million (net of cash acquired with Lumena of $46 million).

Net cash used in investing activities was $279.3 million in the six months to June 30, 2013, principally relating to the cash paid (net of cash acquired) for the acquisitions of SARcode, Premacure and Lotus and for purchases of PP&E.

Net cash provided by financing activities was $773.3 million for the six months to June 30, 2014, principally due to the drawings, net of subsequent repayments, made under the RCF and Facilities to partially fund the ViroPharma acquisition. In addition the Company paid cash of $551.5 million to settle the convertible debt assumed with ViroPharma, received cash of $346.7 million upon settlement of a purchased call option acquired with ViroPharma and made a dividend payment of $99.6 million.

Net cash used in financing activities was $317.1 million for the six months to June 30, 2013, principally due to the purchase of shares under the share buy-back program, purchase of shares by the EBT and the dividend payment.

Obligations and commitments

Other than the debt drawings outlined above, and the assumption of certain purchase and contract manufacturing commitments of approximately $330 million and $396 million, respectively, following the acquisition of ViroPharma, during the six months to June 30, 2014 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As at June 30, 2014 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A.  RISK FACTORS

Set out below is an additional risk factor associated with the Company’s business that should be considered together with the risk factors set out in “Item 1A: Risk Factors” of Shire’s Annual Report on Form 10-K for the year ended December 31, 2013.

The recommended combination with AbbVie is subject to a number of conditions, including approval by shareholders and regulators

On July 18, 2014, the Boards of Shire and AbbVie announced that they had reached agreement on the terms of a recommended combination of Shire with AbbVie. The recommended combination is subject to approval by the shareholders of Shire and AbbVie and there can be no assurance that such approvals will be obtained.  Completion of the combination is also subject to certain conditions, including as to certain regulatory approvals and anti-trust clearances, and there can be no certainty that such conditions will be satisfied so as to allow the combination to be completed within the anticipated timeframe or at all.

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

2.07	Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc. (7)

2.08	Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (8)

2.09	Cooperation Agreement dated July 18, 2014 between AbbVie Inc.and Shire plc.(9)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (10)

3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (11)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(12)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (13)

4.03	Form of Ordinary Share Certificate of Shire Limited. (14)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (15)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (16)

4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011. (17)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (18)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (19)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (20)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (21)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (22)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (23)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (24)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (25)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (26)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (27)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (28)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (29)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (30)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (31)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (32)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (33)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (34)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (35)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (36)

10.20	Form of Indemnity Agreement for Directors of Shire Limited. (37)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (38)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (39)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (40)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (41)

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

10.26	Service Agreement between Shire Pharmaceutical, LLC and Mr. Flemming Ornskov, dated October 24, 2012. (43)

10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (44)

10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (45)

10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (46)

10.30	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (47)

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of James Bowling pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and James Bowling pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.

(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.

(9)	Incorporated by reference to Exhibit 2.2 to Shire's Form 8-K filed on July 24, 2014.

(10)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(11)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on May 01, 2014.

(12)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(14)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(15)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(16)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(17)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(18)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(19)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(20)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(21)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(22)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(23)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(24)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(25)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(26)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(27)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(28)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(29)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(30)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(31)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(32)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(33)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(34)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(35)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(36)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(37)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(38)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(39)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(40)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(41)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(42)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

(43)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.

(44)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.

(45)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.

(46)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

(47)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Flemming Ornskov
Date: August 1, 2014	Flemming Ornskov Chief Executive Officer

/s/ James Bowling
Date: August 1, 2014	James Bowling Interim Chief Financial Officer