Form 10-Q
period 2014-09-30
Shire plc
filed 2014-10-31
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2014

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

Yes ☐              No ☒

As at October 24, 2014 the number of outstanding ordinary shares of the Registrant was 598,582,371.

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

•
Shire conducts its own manufacturing operations for certain of its products and is reliant on third party contract manufacturers to manufacture other products and to provide goods and services. Some of Shire’s products or ingredients are only available from a single approved source for manufacture. Any disruption to the supply chain for any of Shire’s products may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do so on a commercially viable basis for some period of time;

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
BUCCOLAM® (midazolam hydrochloride oromucosal solution)
CINRYZE® (C1 esterase inhibitor [human])
CALCICHEW® (trademark of Takeda Nycomed AS)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (trademark of Organogenesis, Inc.(“Organogenesis”))
ELAPRASE® (idursulfase)
ELVANSE® (lisdexamfetamine dimesylate)
ESTRACE® (trademark of Trimel Pharmaceuticals Inc.)
EXPUTEX® (trademark of Phoenix Labs)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
INTUNIV® (guanfacine extended release)
LIALDA® (trademark of Nogra Pharma Limited)
MEZAVANT® (trademark of Nogra Pharma Limited)
PENTASA® (trademark of Ferring B.V. Corp)
PLENADREN (hydrocortisone, modified release tablet)
PREMIPLEX® (IGF-I/IGFBP-3)
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
TYVENSE® (lisdexamfetamine dimesylate)
VANCOCIN® (trademark of ANI Pharmaceuticals Inc.)
VASCUGEL® (allogeneic aortic endothelial cells cultured in a porcine gelatin matrix [Gelfoam®] with cytokines, implanted)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GlaxoSmithKline (“GSK”))
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to September 30, 2014

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2014	2013
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		467.7	2,239.4
Restricted cash		54.5	22.2
Accounts receivable, net	6	1,079.3	961.2
Inventories	7	548.9	455.3
Assets held for sale		-	31.6
Deferred tax asset		315.3	315.6
Prepaid expenses and other current assets	9	402.4	263.0

Total current assets		2,868.1	4,288.3

Non-current assets:
Investments		46.8	31.8
Property, plant and equipment, net		845.6	891.8
Goodwill	10	2,373.7	624.6
Other intangible assets, net	11	5,227.4	2,312.6
Deferred tax asset		136.7	141.1
Other non-current assets		42.2	32.8

Total assets		11,540.5	8,323.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	12	1,725.8	1,688.4
Other current liabilities	13	276.6	119.5

Total current liabilities		2,002.4	1,807.9

Non-current liabilities:
Long term borrowings	14	850.0	-
Deferred tax liability		1,378.2	560.6
Other non-current liabilities	15	771.6	588.5

Total liabilities		5,002.2	2,957.0

Commitments and contingencies	16	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		September 30, 2014	December 31, 2013
	Notes	$’M	$’M
Equity:

Common stock of 5p par value; 1,000 million shares authorized; and 598.6 million shares issued and outstanding (2013: 1,000 million shares authorized; and 597.5 million shares issued and outstanding)		58.7	58.6
Additional paid-in capital		4,302.0	4,186.3
Treasury stock: 10.8 million shares (2013: 13.4 million shares)		(350.8)	(450.6)
Accumulated other comprehensive income	17	30.8	110.2
Retained earnings		2,497.6	1,461.5

Total equity		6,538.3	5,366.0

Total liabilities and equity		11,540.5	8,323.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2014	2013	2014	2013
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,552.0	1,171.0	4,329.7	3,477.1
Royalties		39.9	37.6	101.4	112.4
Other revenues		5.2	4.1	14.9	18.8

Total revenues		1,597.1	1,212.7	4,446.0	3,608.3

Costs and expenses:
Cost of product sales		254.3	180.5	760.8	492.2
Research and development(1)		228.6	226.2	826.0	703.3
Selling, general and administrative(1)		522.9	396.3	1,449.4	1,198.0
Goodwill impairment charge		-	-	-	7.1
Gain on sale of product rights	3	(46.0)	(3.6)	(86.2)	(14.6)
Reorganization costs	4	28.2	12.0	123.4	47.2
Integration and acquisition costs	5	37.1	18.4	155.8	39.9

Total operating expenses		1,025.1	829.8	3,229.2	2,473.1

Operating income from continuing operations		572.0	382.9	1,216.8	1,135.2

Interest income	22	3.6	0.4	22.8	1.6
Interest expense		(6.8)	(9.2)	(25.7)	(27.5)
Other income/(expense), net		6.8	0.7	14.8	(1.6)

Total other income/(expense), net		3.6	(8.1)	11.9	(27.5)

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees		575.6	374.8	1,228.7	1,107.7
Income taxes	22	(61.2)	(73.4)	64.7	(235.3)
Equity in earnings/(losses) of equity method investees, net of taxes		1.4	(0.3)	3.8	0.6

Income from continuing operations, net of taxes		515.8	301.1	1,297.2	873.0
Loss from discontinued operations, net of taxes1		(36.1)	(22.9)	(64.0)	(271.9)

Net income		479.7	278.2	1,233.2	601.1

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $nil for the three months to September 30, 2014 (2013: $nil) and $188.0 million for the nine months to September 30, 2014 (2013: $19.9 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $62.9 million for the three months to September 30, 2014 (2013: $34.5 million) and $181.9 million for the nine months to September 30, 2014 (2013: $106.5 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		9 months to		9 months to
		September 30,		September 30,		September 30,		September 30,
	Notes	2014		2013		2014		2013

Earnings per ordinary share - basic

Earnings from continuing operations		87.8	c	54.9	c	221.3	c	158.8	c
Loss from discontinued operations	1	(6.1c	)	(4.2c	)	(10.9c	)	(49.5c	)

Earnings per ordinary share - basic		81.7	c	50.7	c	210.4	c	109.3	c

Earnings per ordinary share - diluted

Earnings from continuing operations		87.0	c	52.7	c	219.1	c	152.5	c
Loss from discontinued operations	1	(6.1c	)	(3.9c	)	(10.8c	)	(46.3c	)

Earnings per ordinary share - diluted		80.9	c	48.8	c	208.3	c	106.2	c

Weighted average number of shares (millions):
Basic	20	587.6		548.4		586.1		549.8
Diluted	20	592.6		585.7		592.1		587.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$'M	$'M	$'M	$'M

Net income	479.7	278.2	1,233.2	601.1
Other comprehensive income:
Foreign currency translation adjustments	(86.1)	48.9	(75.9)	14.4
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $3.4 million, $0.1 million, $1.3 million and $1.2 million)	(7.2)	0.2	(3.5)	-

Comprehensive income	386.4	327.3	1,153.8	615.5

The components of accumulated other comprehensive income as at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
	$’M	$’M

Foreign currency translation adjustments	34.5	110.4
Unrealized holding loss on available-for-sale securities, net of taxes	(3.7)	(0.2)

Accumulated other comprehensive income	30.8	110.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2014	597.5	58.6	4,186.3	(450.6)	110.2	1,461.5	5,366.0

Net income	-	-	-	-	-	1,233.2	1,233.2

Other comprehensive income, net of tax	-	-	-	-	(79.4)	-	(79.4)

Options exercised	1.1	0.1	-	-	-	-	0.1

Share-based compensation	-	-	78.3	-	-	-	78.3

Tax benefit associated with exercise of stock options	-	-	37.4	-	-	-	37.4

Shares released by Employee Benefit Trust ("EBT") to satisfy exercise of stock options	-	-	-	99.8	-	(97.5)	2.3

Dividends	-	-	-	-	-	(99.6)	(99.6)
As at September 30, 2014	598.6	58.7	4,302.0	(350.8)	30.8	2,497.6	6,538.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2014 Shire plc declared and paid dividends of 16.93 US cents per ordinary share (equivalent to 50.79 US cents per ADS) totalling $99.6 million.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to	9 months to
	September 30,	September 30,
	2014	2013
	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,233.2	601.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307.1	229.4
Share based compensation	78.3	55.2
Change in fair value of contingent consideration	26.3	28.4
Impairment of intangible assets	188.0	19.9
Goodwill impairment charge	-	198.9
Write down of assets	14.0	8.3
Gain on sale of product rights	(52.6)	(14.6)
Unwind of Viropharma inventory fair value step-up1	90.6	-
Other, net	16.5	(3.9)
Movement in deferred taxes	63.1	16.1
Equity in earnings of equity method investees	(3.8)	(0.6)

Changes in operating assets and liabilities:
Increase in accounts receivable	(92.1)	(215.2)
Increase in sales deduction accruals	28.2	108.7
Increase in inventory	(15.8)	(39.9)
Increase in prepayments and other assets	(114.7)	(70.9)
Decrease in accounts and notes payable and other liabilities	(92.8)	(71.4)
Returns on investment from joint venture	-	3.2

Net cash provided by operating activities (A)	1,673.5	852.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(32.3)	0.5
Purchases of subsidiary undertakings and businesses, net of cash acquired	(4,104.4)	(227.8)
Purchases of non-current investments	(22.8)	(9.9)
Purchases of property, plant and equipment ("PP&E")	(49.8)	(110.3)
Proceeds from short-term investments	57.8	-
Proceeds from disposal of non-current investments	21.3	8.6
Proceeds received on sale of product rights	122.7	15.0
Other, net	1.3	2.9

Net cash used in investing activities (B)	(4,006.2)	(321.0)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to	9 months to
	September 30,	September 30,
	2014	2013
	$’M	$’M

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long-term and short-term borrowings	2,310.8	-
Repayment of revolving line of credit and short-term borrowings	(1,461.8)	-
Repayment of debt acquired through business combinations	(551.5)	-
Proceeds from ViroPharma call options	346.7	-
Payment of dividend	(99.6)	(79.2)
Excess tax benefit associated with exercise of stock options	37.4	9.5
Contingent consideration payments	(12.8)	(11.3)
Payments to acquire shares under the share buy-back program	-	(190.5)
Payments to acquire shares by the EBT	-	(50.3)
Other, net	(2.0)	(5.5)

Net cash provided by/(used in) financing activities(C)	567.2	(327.3)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(6.2)	(0.5)

Net (decrease)/ increase in cash and cash equivalents(A+B+C+D)	(1,771.7)	203.9
Cash and cash equivalents at beginning of period	2,239.4	1,482.2

Cash and cash equivalents at end of period	467.7	1,686.1

Supplemental information associated with continuing
operations:

	9 months to	9 months to
	September 30,	September 30,
	2014	2013
	$’M	$’M

Net interest received/(paid)	8.0	(17.6)
Net income taxes received/(paid)	76.3	(244.7)

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

Revenue from Contracts with Customers

In May 2014 the FASB and the International Accounting Standard Board (together as the “Accounting Standard Boards”) issued a new accounting standard that is intended to clarify and converge the financial reporting requirements for revenue from contracts with customers. The core principle of the standard is that an “entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services”. To achieve that core principle the Accounting Standard Boards developed a five-step model (as presented below) and related application guidance, which will replace most existing revenue recognition guidance in US GAAP.

Five-step model:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Accounting Standard Boards also issued new qualitative and quantitative disclosure requirements as part of the new accounting standard which aims to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014 the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or available to be issued). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in topic 450, Contingencies. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

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

The amount of ViroPharma’s post acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the three months to September 30, 2014 were $154.5 million and $3.7 million, respectively. The pre-tax loss is stated after charges on the unwind of inventory fair value adjustments of $18.1 million, intangible asset amortization of $28.5 million and integration costs of $27.1 million.

The amount of ViroPharma’s post acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the nine months to September 30, 2014 were $388.9 million and $82.9 million, respectively. The pre-tax loss is stated after charges on the unwind of inventory fair value adjustments of $90.6 million, intangible asset amortization of $78.6 million and integration costs of $87.8 million.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, including certain immaterial measurement period adjustments recorded in the second and third quarter of 2014, is outlined below:

Preliminary
Fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	232.6
Short term investments	57.8
Accounts receivable	52.2
Inventories	203.6
Deferred tax assets	100.2
Purchased call option	346.7
Other current assets	42.9

Total current assets	1,036.0

Non-current assets:
Property, plant and equipment	24.7
Goodwill	1,528.8
Other intangible assets
- Currently marketed products	2,320.0
- In-Process Research and Development (“IPR&D”)	530.0
Other non-current assets	10.4

Total assets	5,449.9

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	109.5
Convertible bond	551.4

Non-current liabilities:
Deferred tax liabilities	695.9
Other non-current liabilities	96.1

Total liabilities	1,452.9

Fair value of identifiable assets acquired and liabilities assumed	3,997.0

Consideration
Cash consideration paid	3,997.0

The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $2,320.0 million relate to intellectual property rights acquired for ViroPharma’s currently marketed products, primarily attributed to CINRYZE, for the routine prophylaxis against HAE attacks in adolescent and adult patients. Shire also obtained intellectual property rights to three other commercialized products, PLENADREN, an orphan drug for the treatment of adrenal insufficiency in adults, BUCCOLAM, an oromucosal solution for the treatment of prolonged, acute, and convulsive seizures in infants, toddlers, children and adolescents and VANCOCIN, an oral capsule formulation for the treatment of C. difficile-associated diarrhea (“CDAD”), which was divested by Shire in the third quarter of 2014 (see Note 3 for details). The preliminary fair value of currently marketed products has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

The estimated useful lives of the CINRYZE, PLENADREN and BUCCOLAM intangible assets range from 10 to 23 years (weighted average 22 years), with amortization being recorded on a straight line basis.

(b) Other intangible assets – IPR&D

IPR&D relates to development projects acquired with ViroPharma, that have been initiated and have achieved material progress and whose fair value is estimable with reasonable certainty but (i) have not yet reached technological feasibility or have not yet received the relevant regulatory approval and (ii) have no alternative future use.

IPR&D, totaling $530.0 million, principally relates to Maribavir (now SHP620), an investigational antiviral product for cytomegalovirus and VP20621, a non-toxigenic strain of C.difficile for the treatment and prevention of CDAD. The preliminary fair value of these IPR&D assets has been estimated based on an income approach, using the present value of incremental after tax cash flows expected to be generated by these development projects after the deduction of contributory asset charges for other assets employed in these projects. The estimated cash flows have been probability adjusted to take into account their stage of completion and the remaining risks and uncertainties surrounding their future development and commercialization.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D projects include  the ability to confirm the efficacy of the technology based on the data from clinical trials, and obtaining the relevant regulatory approvals as well as other risks as described in the Company’s annual report on Form 10-K. The valuation of IPR&D has been based on information available at the time of the acquisition and on expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to a market participant. However, no assurance can be given that the assumptions and events associated with such assets will occur as projected. For these reasons, the actual cash flows may vary from forecast future cash flows.

The estimated probability adjusted after tax cash flows used in fair valuing other intangible assets have been discounted at rates ranging from 9.5% to 10.0%.

(c) Goodwill

Goodwill arising of $1,528.8 million, which is not deductible for tax purposes, includes the expected operational synergies that will result from combining the operations of ViroPharma with the operations of Shire; other synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the three months and nine months to September 30, 2014 the Company expensed costs of $27.1 million (2013: $nil) and $122.1 million (2013: $nil) relating to the acquisition and post-acquisition integration of ViroPharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

	9 months to		9 months to
	September 30,		September 30,
	2014		2013
	$’M		$’M

Revenues	4,477.8		3,932.2

Net income from continuing operations	1,297.0		642.2

Per share amounts:
Net income from continuing operations per share - basic	221.4	c	116.8	c

Net income from continuing operations per share - diluted	218.6	c	109.3	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to decrease net income by $33.8 million for the period to September 30, 2013 to reflect acquisition costs incurred by Shire, and increase net income by $23.2 million for the period to September 30, 2014 to eliminate acquisition costs incurred;

(ii)
an adjustment to decrease net income by $57.8 million for the period to September 30, 2013,to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the period to September 30, 2014;

(iii)
an adjustment of $36.1 million in the period to September 30, 2013 to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of ViroPharma and the amortization of related deferred debt issuance costs;

(iv)
an adjustment to increase amortization expense by approximately $7.3 million in the period to September 30, 2014 and $58.4 million in the period to September 30, 2013, related to amortization of the fair value of identifiable intangible assets acquired and the elimination of ViroPharma’s historical intangible asset amortization expense;

(v)
an adjustment to reflect the additional depreciation expense ($0.1 million and $0.4 million in the period to September 30, 2014 and September 30, 2013 respectively) related to the fair value adjustment to property, plant and equipment acquired;

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

This acquisition brings two novel, orally active therapeutic compounds SHP625 (formerly LUM001), in Phase 2 clinical development and SHP626 (formerly LUM002), ready to enter Phase 2 clinical development later in 2014. Both compounds are inhibitors of the apical sodium-dependent bile acid transport (“ASBT”), which is primarily responsible for recycling bile acids from the intestine to the liver. SHP625 is being investigated for the potential relief of the extreme itching associated with cholestatic liver disease. SHP626 is in development for the treatment of nonalcoholic steatohepatitis.

The acquisition of Lumena has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Lumena have been recorded at their preliminary fair values at the date of acquisition, being June 11, 2014. The Company’s consolidated financial statements and results of operations include the results of Lumena from June 11, 2014.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D ($467 million), net current assets assumed ($47.6 million, including cash of $46.3 million), net non-current liabilities assumed (including deferred tax liabilities) ($174.2 million) and goodwill ($123.9 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill arising of $123.9 million is not deductible for tax purposes.

In the three and nine months to September 30, 2014 the Company has expensed costs of $4.2 million and $5.7 million (2013: $nil and $nil) relating to the Lumena acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

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

The acquisition date fair value of the consideration totalled $122.6 million, comprising cash consideration paid on closing of $75.6 million and the fair value of contingent consideration payable of $47 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $482.5 million dependent upon achievement of certain clinical development, regulatory and commercial milestones.

The acquisition of Fibrotech has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Fibrotech have been recorded at their preliminary fair values at the date of acquisition being July 4, 2014. The Company’s consolidated financial statements and results of operations include the results of Fibrotech from July 4, 2014.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities assumed. The purchase price has been allocated on a preliminary basis to acquired IPR&D ($11 million), net current assets ($1.4 million) and goodwill ($110.2 million). The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Goodwill generated from the acquisition was primarily attributed to acquired scientific knowledge in fibrotic diseases and the potential to optimize the novel mechanism of action to other fibrotic conditions.

In the three and nine months to September 30, 2014 the Company has expensed costs of $1.3 million and $2.1 million (2013: $nil) relating to the Fibrotech acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

Unaudited pro forma financial information to present the combined results of operations of Shire and Fibrotech are not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Other Acquisitions

In the third quarter of 2014 Shire acquired BIKAM Pharmaceuticals, Inc. (“BIKAM”), a US-based biopharmaceutical company with pre-clinical compounds that could provide an innovative approach to treating autosomal dominant retinitis pigmentosa (adRP). Shire also acquired certain assets and employees related to the production of BUCCOLAM from its previous contract manufacturer SCM Pharma Limited (“SCM”). The aggregate acquisition date fair value of the consideration for these two acquisitions was $17.9 million, comprising cash paid on closing of $12.1 million and the fair value of contingent consideration payable in respect of BIKAM of $5.8 million. In respect of BIKAM the maximum contingent consideration which may be payable by Shire in future periods is $92.0 million contingent upon the achievement of certain development, regulatory and commercial milestones.

In connection with these two acquisitions, Shire has preliminarily recorded $1 million in current assets, $4.8 million in non-current assets and $12.1 million in goodwill.

Unaudited pro forma financial information to present the combined results of operations of Shire, BIKAM and SCM are not provided as the impact of these acquisitions is not material to the Company’s results of operations for any period presented.

3.           Divestment of product rights

On January 1, 2014 the Company transferred the marketing authorizations for the CALCICHEW range of products in the UK and Ireland to Takeda Pharmaceutical Company Limited. In addition, in the first quarter of 2014 Shire received cash consideration of $43.5 million from the sale of certain CALCICHEW trade marks to Takeda Nycomed AS (“Takeda”), resulting in a gain (net of taxes) of $43.5 million being recorded in the consolidated statement of income.

In the third quarter of 2014 the Company completed the divestment of its rights to VANCOCIN, ESTRACE and EXPUTEX. The Company received aggregate cash consideration of $64.9 million on the disposal of these non-core products, resulting in a gain (net of taxes) of $32.9 million being recorded in the consolidated statement of income.

In the three and nine months to September 30, 2014 the Company recorded total gains on the sale of product rights of $46.0 million (2013: $3.6 million) and $86.2 million (2013: $14.6 million), respectively, related to the sale of CALCICHEW trademarks to Takeda, the re-measurement of contingent consideration receivable from the divestment of DAYTRANA and the sale of non-core products.

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

In addition the Company has also relocated its international commercial hub from Nyon, Switzerland to Zug, Switzerland. All Nyon-based employees have been impacted by the move to Zug. Shire is now in the new Zug office and is providing employees with a reasonable period of time to manage their relocations.

In the three and nine months to September 30, 2014 the Company incurred reorganization costs totaling $28.2 million and $123.4 million respectively, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $188.0 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the end of 2014. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $27 million will be expensed as incurred during 2014.

The liability for reorganization costs arising from the One Shire business reorganization at September 30, 2014 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		September 30,
	2014	organization	Paid/Utilized	2014
	$'M	$'M	$'M	$'M

Involuntary termination benefits	15.3	104.1	(116.5)	2.9
Other reorganization costs	9.5	19.3	(28.3)	0.5

	24.8	123.4	(144.8)	3.4

At September 30, 2014 the closing reorganization cost liability was recorded within accounts payable and accrued expenses ($3.4 million).

5.           Integration and acquisition costs

For the three months to September 30, 2014 Shire recorded integration and acquisition costs of $37.1 million (2013: $18.4 million), which included a net charge of $4.9 million relating to changes in the fair values of contingent consideration liabilities. Integration and acquisition costs also included costs of $32.2 million primarily related to the acquisition and integration of ViroPharma in the three months to September 30, 2014.

For the nine months to September 30, 2014 Shire recorded integration and acquisition costs of $155.8 million (2013: $39.9 million), comprising costs of $129.5 million primarily related to the acquisition and integration of ViroPharma and a net charge of $26.3 million relating to the change in fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the nine months to September 30, 2014 principally relates to the acquisition of SARcode BioSciences Inc. (“SARcode”), reflecting Shire’s increased confidence in the lifitegrast program and the acquisition of FerroKin BioSciences, Inc. (“FerroKin”), reflecting the decision to place the ongoing Phase 2 clinical trial for SHP602 on clinical hold.

In the three and nine months to September 30, 2013 integration and acquisition costs primarily related to the acquisitions of SARcode and Lotus Tissue Repair Inc. (“Lotus Tissue Repair”) in addition to net charges related to the change in fair values of contingent consideration liabilities.

6.           Accounts receivable, net

Accounts receivable at September 30, 2014 of $1,079.3 million (December 31, 2013: $961.2 million), are stated net of a provision for discounts and doubtful accounts of $46.2 million (December 31, 2013: $47.9 million).

Provision for discounts and doubtful accounts:

	2014	2013
	$’M	$’M

As at January 1,	47.9	41.7
Provision charged to operations	228.1	225.3
Provision utilization	(229.8)	(215.4)

As at September 30,	46.2	51.6

At September 30, 2014 accounts receivable included $36.0 million (December 31, 2013: $37.8 million) related to royalty income.

7.           Inventories

Inventories are stated at the lower of cost or market and comprise:

	September 30,	December 31,
	2014	2013
	$’M	$’M

Finished goods	145.0	156.6
Work-in-progress	288.3	240.5
Raw materials	115.6	58.2

	548.9	455.3

8.           Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the Company recorded charges of $36.1 million and $64.0 million in the three and nine months to September 30, 2014 respectively, primarily relating to costs associated with the divestment including the loss on re-measuring to the fair value of the contingent consideration receivable from Organogenesis. These costs have been presented within discontinued operations in the consolidated income statement.

The operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. The components of discontinued operations which relate to the DERMAGRAFT business are as follows:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$’M	$’M	$’M	$’M
Revenues:
Product revenues	-	23.9	1.9	64.7

Loss from discontinued operations before income taxes	(37.9)	(42.0)	(81.8)	(323.3)

Income taxes	1.8	19.1	17.8	51.4

Loss from discontinued operations, net of taxes	(36.1)	(22.9)	(64.0)	(271.9)

The loss from discontinued operations in the three and nine months to September 30, 2014 includes a charge of $33.6 million as a result of re-measuring to fair value the contingent consideration receivable from Organogenesis.

The loss from discontinued operations before income taxes in the nine months to September 30, 2013 includes a charge of $191.8 million, being the proportion of the former Regenerative Medicine (“RM”) reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

9.           Prepaid expenses and other current assets

	September 30,	December 31,
	2014	2013
	$’M	$’M

Prepaid expenses	53.2	29.4
Income tax receivable	264.6	177.4
Value added taxes receivable	24.1	14.5
Other current assets	60.5	41.7

	402.4	263.0

10.           Goodwill

	September 30,	December 31,
	2014	2013
	$’M	$’M

Goodwill arising on businesses acquired	2,373.7	624.6

In the nine months to September 30, 2014 the Company completed the acquisitions of ViroPharma, Lumena, Fibrotech, BIKAM and assets and employees relating to the manufacture of BUCCOLAM which resulted in aggregate goodwill with a preliminary value of $1,773.8 million (see Note 2 for details).

	2014	2013
	$’M	$’M

As at January 1,	624.6	644.5
Acquisitions	1,773.8	170.3
Goodwill impairment charge related to continuing operations	-	(7.1)
Goodwill impairment charge related to DERMAGRAFT business recorded to discontinued operations	-	(191.8)
Foreign currency translation	(24.7)	5.4

As at September 30,	2,373.7	621.3

In the nine months to September 30, 2013 the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the former RM reporting unit. Following the divestment of the DERMAGRAFT business, $191.8 million of the impairment charge was reclassified to discontinued operations, being the portion of the former RM reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

11.           Other intangible assets, net

	September 30,	December 31,
	2014	2013
	$’M	$’M

Amortized intangible assets
Intellectual property rights acquired for currently marketed products	4,850.6	2,573.3
Other intangible assets	30.0	46.1

	4,880.6	2,619.4
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,768.9	951.5

	6,649.5	3,570.9

Less: Accumulated amortization	(1,422.1)	(1,258.3)

	5,227.4	2,312.6

The change in the net book value of other intangible assets for the nine months to September 30, 2014 and 2013 is shown in the table below:

	Other intangible assets
	2014	2013
	$’M	$’M

As at January 1,	2,312.6	2,388.1
Acquisitions	3,332.8	733.2
Divestment of non-core products (refer to Note 3)	(17.3)	-
Amortization charged	(181.9)	(106.5)
Amortization charged on DERMAGRAFT product technology, presented within discontinued operations in the consolidated income statement	-	(29.6)
Impairment charges	(188.0)	(19.9)
Foreign currency translation	(30.8)	10.7

As at September 30,	5,227.4	2,976.0

In the nine months to September 30, 2014 the Company acquired intangible assets totaling $3,332.8 million, primarily relating to the preliminary fair value of intangible assets for currently marketed products of $2,320.0 million and IPR&D assets of $997.0 million which were acquired with ViroPharma and Lumena (see Note 2 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the nine months to September 30, 2014 the Company identified indicators of impairment in respect of its SHP602 (iron chelating agent for the treatment of iron overload secondary to chronic transfusion) and SHP613 (for the treatment of improvement in patency of arteriovenous access in hemodialysis patients) IPR&D assets.

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

Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2014 will be approximately $228 million for each of the five years to September 30, 2019. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

12.           Accounts payable and accrued expenses

	September 30,	December 31,
	2014	2013
	$’M	$’M

Trade accounts payable and accrued purchases	236.7	202.6
Accrued rebates – Medicaid	554.7	549.1
Accrued rebates – Managed care	287.8	258.1
Sales return reserve	100.6	98.8
Accrued bonuses	116.8	130.9
Accrued employee compensation and benefits payable	100.2	79.4
R&D accruals	76.3	69.6
Provisions for litigation losses and other claims	8.9	71.7
Other accrued expenses	243.8	228.2

	1,725.8	1,688.4

13.           Other current liabilities

	September 30,	December 31,
	2014	2013
	$’M	$’M

Income taxes payable	54.3	69.0
Value added taxes	22.1	15.8
Contingent consideration payable	156.4	12.9
Other current liabilities	43.8	21.8

	276.6	119.5

14.           Borrowings

Term Loan Agreement

In connection with its acquisition of ViroPharma on November 11, 2013 Shire entered into a $2,600 million facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”). The Facilities Agreement was subsequently reduced to $850 million. At September 30, 2014 the Facilities Agreement comprises an $850 million term loan facility which matures on November 11, 2015, which was fully utilized and recorded within long term borrowings.

Revolving Credit Facility (“RCF”)

On November 23, 2010 the Company entered into a committed multicurrency revolving and swingline facilities agreement with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners. The RCF, which is for an aggregate amount of $1,200 million and includes a $250 million swingline facility, may be used for general corporate purposes and matures on November 23, 2015. During the three months to September 30, 2014 Shire repaid all borrowings drawn under the RCF. As at September 30, 2014 the RCF was undrawn.

15.           Other non-current liabilities

	September 30,	December 31,
	2014	2013
	$’M	$’M

Income taxes payable	180.3	115.7
Deferred revenue	7.7	9.8
Deferred rent	9.6	11.3
Contingent consideration payable	485.6	393.0
Other non-current liabilities	88.4	58.7

	771.6	588.5

16.           Commitments and contingencies

(a)           Leases

Future minimum lease payments under operating leases at September 30, 2014 are presented below:
		Operating
		leases
		$’M

2014	1	10.7
2015	1	43.9
2016	1	31.4
2017	1	24.0
2018	1	18.7
2019	1	14.5
Thereafter	1	100.5
	111
		243.7

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $29.3 million and $35.5 million for the nine months to September 30, 2014 and 2013 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)           Letters of credit and guarantees

At September 30, 2014 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $50 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)           Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

Out-licensing arrangements

Shire has entered into various collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $39.0 million and sales milestones up to an aggregate amount of $71.5 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the nine months to September 30, 2014 Shire received up-front and milestone payments totaling $1.0 million (2013: $3.0 million). In the nine months to September 30, 2014 Shire recognized milestone income of $3.6 million (2013: $4.5 million) in other revenues and $39.8 million (2013: $43.8 million) in product sales for shipment of product to the relevant licensee.

Strategic licensing and collaboration agreement with ArmaGen Technologies Inc. (“ArmaGen”)

On July 23, 2014 Shire and ArmaGen, a US-based privately held biotechnology company, announced a worldwide licensing and collaboration agreement to develop and commercialize AGT-182, an investigational enzyme replacement therapy (“ERT”) for the potential treatment of both the central nervous system (“CNS”) and somatic manifestations in patients with Hunter syndrome (“MPS II”). Under the terms of the agreement, Shire has obtained worldwide commercialization rights for AGT-182 and an equity stake in ArmaGen in exchange for an up-front cash payment of $15 million. Shire will reimburse ArmaGen for research and development work carried out by ArmaGen and pay future milestones up to a maximum of $208 million contingent upon the achievement of certain development, regulatory and commercial milestones. ArmaGen will also be entitled to royalties on future relevant net sales.

Shire and ArmaGen are conducting the collaboration through a joint steering committee. As part of the agreement, ArmaGen is responsible for conducting and completing the Phase 1/2 study which it expects to initiate before the end of 2014, after which point Shire will be responsible for further clinical development, including Phase 3 trials, and commercialization.

(d)           Commitments

(i)           Clinical testing

At September 30, 2014 the Company had committed to pay approximately $457 million (December 31, 2013: $346 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)           Contract manufacturing

At September 30, 2014 the Company had committed to pay approximately $419 million (December 31, 2013: $109 million) in respect of contract manufacturing. The Company expects to pay $89 million of these commitments in 2014. The increase in contract manufacturing commitments arises principally from commitments with ViroPharma’s contract manufacturer of CINRYZE.

(iii)           Other purchasing commitments

At September 30, 2014 the Company had committed to pay approximately $297 million (December 31, 2013: $128 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $273 million of these commitments in 2014. The increase in other purchasing commitments arises principally from commitments with ViroPharma’s suppliers of blood plasma used in the manufacturing of CINRYZE.

(iv)           Investment commitments

At September 30, 2014 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $19 million (December 31, 2013: $14 million) which may all be payable in 2014, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities of which Shire is not the primary beneficiary. These entities control and conduct all related research up to achievement of pre-defined development success criteria at which point Shire will have an option to acquire the entity for pre-defined purchase consideration, including consideration contingent upon achievement of certain development and commercial milestones.

(v)           Capital commitments

At September 30, 2014 the Company had committed to spend $6 million (December 31, 2013: $12 million) on capital projects.

(e)           Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At September 30, 2014 provisions for litigation losses, insurance claims and other disputes totaled $10.2 million (December 31, 2013: $72.7 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc.; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Since filing suit against these ANDA filers, along with API suppliers Johnson Matthey Inc. and Johnson Matthey Pharmaceuticals Materials (collectively “Johnson Matthey”), Shire has been engaged in a consolidated patent infringement litigation in the US District Court for the District of New Jersey.

On June 23, 2014, the US District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid.  The ruling prevents all of the ANDA filers (Sandoz, Roxane, Amneal, Actavis and Mylan) from launching generic versions of VYVANSE until the earlier of either a successful appeal to the US Court of Appeals for the Federal Circuit, or the expiration of these patents in 2023.  To appeal successfully, the ANDA-defendants must overturn the court’s rulings for each of these 18 patent claims. All of the defendants have appealed the court’s summary judgment ruling to the Court of Appeals of the Federal Circuit.  No dates have been set for oral argument.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing is scheduled to take place on January 12, 2015.  A trial is scheduled to begin on July 6, 2015.

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA.  Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. A Markman hearing took place on August 22, 2013 and a Markman ruling was issued on September 25, 2014. No trial date has been set.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. Watson Pharma, Inc. and Watson Laboratories, Inc. were subsequently added as defendants.  A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson appealed the trial court’s ruling to the Court of Appeals of the Federal Circuit (“CAFC”) and a hearing took place on December 2, 2013.  The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings.  Shire has petitioned the Supreme Court for a writ of certiori which has not yet been ruled upon.  No trial date has been set for the remanded proceedings in the district court.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. A Markman hearing is scheduled to occur on December 5, 2014.  A trial is scheduled during the court’s trial term beginning on August 3, 2015.

Subpoena related to ADDERALL XR, DAYTRANA and VYVANSE and Louisiana Complaint related to ADDERALL, ADDERALL XR, DAYTRANA, VYVANSE and INTUNIV

On September 24, 2014, Shire announced that it had resolved all matters with the federal government, the 50 states and the District of Columbia relating to a previously disclosed civil investigation of its US sales and marketing practices relating to ADDERALL XR, VYVANSE, DAYTRANA, LIALDA and PENTASA.  The investigation was led by the US Attorney’s Office for the Eastern District of Pennsylvania.  Under the agreement, Shire has paid $56.5 million, and interest, fees, and costs, to resolve all issues investigated by the government.  This final settlement includes the resolution of two related qui tam complaints filed against the Company and a voluntary disclosure relating to LIALDA and PENTASA.  In addition, Shire has paid $2.9 million to resolve a previously disclosed civil complaint filed by the State of Louisiana alleging that the Company’s sales, marketing, and promotion of ADDERALL, ADDERALL XR, DAYTRANA, VYVANSE and INTUNIV violated state law.  The Company recorded a $57.5 million provision related to these matters which was charged to SG&A in the fourth quarter of 2012.  As part of the resolution, Shire has entered into a Corporate Integrity Agreement with the Office of Inspector General for the Department of Health and Human Services for a term of five years.

Investigation related to DERMAGRAFT

The Department of Justice, including the US Attorney’s Office for the Middle District of Florida, Tampa Division and the US Attorney’s Office for Washington, DC, is conducting civil and criminal investigations into the sales and marketing practices of Advanced BioHealing Inc. (“ABH”) relating to DERMAGRAFT.

Following the disposal of the DERMAGRAFT business in January 2014, Shire has retained certain legacy liabilities including any liability that may arise from this investigation. Shire is cooperating fully with these investigations. Shire is not in a position at this time to predict the scope, duration or outcome of these investigations.

Civil Investigative Demand relating to VANCOCIN

On April 6, 2012, ViroPharma received a notification that the United States Federal Trade Commission (“FTC”) is conducting an investigation into whether ViroPharma had engaged in unfair methods of competition with respect to VANCOCIN. On August 3, 2012, and September 8, 2014, ViroPharma and Shire respectively received Civil Investigative Demands from the FTC requesting additional information related to this matter. Shire intends to continue to cooperate fully with the FTC investigation. At this time, Shire is unable to predict the outcome or duration of this investigation.

Litigation related to Abbvie’s terminated offer for Shire

On September 15, 2014, a putative stockholder class action lawsuit, Plumbers & Steamfitters Local 60 Pension Plan v. AbbVie Inc. et al., was filed in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the members of the board of directors of AbbVie breached their fiduciary duties to AbbVie stockholders in connection with the proposed combination of AbbVie and Shire, and that Shire aided and abetted these alleged breaches of fiduciary duties and that the cost reimbursement payment payable by AbbVie to Shire in certain circumstances is coercive. The complaint also alleges certain material omissions in the preliminary joint proxy statement/prospectus filed by AbbVie with the SEC on August 21, 2014. Plaintiffs in the action seek, among other things, finding the AbbVie Board liable for breaching its fiduciary duties to the class, finding Shire liable for aiding and abetting the AbbVie board members’ alleged breaches of fiduciary duty, certifying the proposed class and awarding its members compensatory damages, attorneys’ fees and other costs, and other unspecified relief. Shire believes the claims asserted are without merit. On October 27, 2014, AbbVie filed a motion to dismiss on the basis that the claims are moot.

Lawsuit related to supply of ELAPRASE to certain patients in Brazil

On September 24, 2014 Shire’s Brazilian affiliate, Shire Farmaceutica Brasil Ltda, was served with a lawsuit brought by the Sao Paulo Treasury and in which the Brazilian Public Attorney’s office has intervened alleging that Shire is obligated to provide certain medical care including ELAPRASE for an indefinite period at no cost to patients who participated in ELAPRASE clinical trials in Brazil, and seeking recoupment to the Brazilian government for amounts paid for these patients to date, and moral damages associated with these claims.  Shire intends to defend itself against these allegations but is not able to predict the outcome or duration of this case.

17.           Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, net of their related tax effects, in the nine months to September 30, 2014 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other Comprehensive income before reclassification	(75.9)	5.6	(70.3)

Gain transferred to the income statement (within Other income/(expense), net) on disposal of available-for-sale securities	-	(9.1)	(9.1)
Net current period other comprehensive income/(loss)	(75.9)	(3.5)	(79.4)

As at September 30, 2014	34.5	(3.7)	30.8

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

Interest rate risk

The Company is exposed to interest rate risk on its $1,200 million RCF and its $850 million term loan facility on which interest is at floating rates, to the extent the RCF or the Facilities are utilized. At September 30, 2014 the Company had fully utilized the $850 million term loan Facility. This exposure is to US dollar interest rates.

The Company has evaluated the interest rate risk on the RCF and the Facilities Agreement and considers the risks associated with floating interest rates on the instruments as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the RCF and the Facilities Agreement at September 30, 2014 would increase or decrease interest expense by a maximum of $8.5 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the nine months to September 30, 2014 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

No derivative instruments were entered into during the nine months to September 30, 2014 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years the creditworthiness and general economic condition of a number of Eurozone countries (including Greece, Italy, Portugal and Spain (the “Relevant Countries”)) has deteriorated. As a result, in some of these countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the nine months September 30, 2014, including receipts of $75.7 million and $89.0 million in respect of Spanish and Italian receivables, respectively.

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

At September 30, 2014 the Company had 45 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at September 30, 2014  the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $7.3 million, resulting in net derivative assets and derivative liabilities of $10.9 million and $8.4 million, respectively. Further details are included below:

		Fair value	Fair value
		September 30,	December 31,
		2014	2013
		$’M	$’M

Assets	Prepaid expenses and other current assets	18.2	4.0

Liabilities	Other current liabilities	15.7	2.8

Net gains/(losses) (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains/(losses) recognized in income	Amount of net gains/(losses) recognized in income

In the nine months to		September 30,	September 30,
		2014	2013
		$’M	$’M

Foreign exchange contracts	Other income, net	15.9	(3.8)

These net foreign exchange gains/(losses) are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

19.           Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at September 30, 2014 and December 31, 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Carrying	Fair value
		value
			Total	Level 1	Level 2	Level 3
At September 30, 2014		$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)		15.2	15.2	15.2	-	-
Contingent consideration receivable (2)		19.1	19.1	-	-	19.1
Foreign exchange contracts		18.2	18.2	-	18.2	-

Financial liabilities:
Foreign exchange contracts		15.7	15.7	-	15.7	-
Contingent consideration payable(3)		642.0	642.0	-	-	642.0

			Total	Level 1	Level 2	Level 3
At December 31, 2013		$'M	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)		6.7	6.7	6.7	-	-
Contingent consideration receivable (2)		36.1	36.1	-	-	36.1
Foreign exchange contracts		4.0	4.0	-	4.0	-

Financial liabilities:
Foreign exchange contracts		2.8	2.8	-	2.8	-
Contingent consideration payable(3)	1	405.9	405.9	-	-	405.9

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2014	2013
	$'M	$'M

Balance at January 1,	36.1	38.3
Initial recognition of contingent consideration receivable	33.6	-
Loss recognized in the income statement (within discontinued operations) due to change in fair value during the period	(33.6)	-

(Loss)/gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	(4.1)	14.6

Reclassification of amounts to Other receivables within Other current assets	(14.9)	(13.9)

Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.0	0.6

Balance at September 30,	19.1	39.6

Contingent consideration payable
	2014	2013
	$'M	$'M

Balance at January 1,	405.9	136.4
Initial recognition of contingent consideration payable	226.7	451.4
Change in fair value during the period with the corresponding adjustment recognized as a loss in the income statement (within Integration and acquisition costs)	26.3	28.4
Reclassification of amounts to Other current liabilities	(12.4)	(11.1)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	1.8	(7.3)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	(6.3)	-

Balance at September 30,	642.0	597.8

Of the $642.0 million of contingent consideration payable as at September 30, 2014 $156.4 million is recorded within other current liabilities and $485.6 million is recorded within other non-current liabilities in the Company’s balance sheet.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At September 30, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M

Contingent consideration receivable ("CCR")	19.1	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast consideration receivable based on contractual terms with purchaser • Assumed market participant discount rate	• 10 to 70% • $15 million to $120 million • 8% to 11.5%

Financial liabilities:	Fair Value at the Measurement Date

At September 30, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$'M

Contingent consideration payable	642.0	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products

				• 4 to 95% • 0.8 to 11.8% • 2015 to 2030 • $2.1 to $7.6 million

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

Assets Measured At Fair Value on a Non-Recurring Basis in the period using Significant Unobservable Inputs (Level 3)

In the nine months to September 30, 2014 the Company reviewed its SHP602 IPR&D intangible asset for impairment and recognized an impairment charge of $166 million, recorded within R&D in the consolidated income statement, to write down this asset to fair value. The fair value was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, probabilities of the IPR&D intangible asset receiving regulatory approval, risk-adjusted forecast future cash flows to be generated by this asset and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows.

Fair Value at the Measurement Date

At September 30, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Rate/date used
$'M

SHP602 IPR&D intangible asset	$nil	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained • Expected commercial launch date • Assumed market participant discount rate	• 11 to 15% • 2021 • 11.3%

In the nine months to September 30, 2014 the Company also recognized an impairment charge of $22 million, recorded within R&D in the consolidated income statement, to write down the SHP613 IPR&D intangible asset to a revised fair value of $nil following the decision to discontinue development of this program based on portfolio prioritization as well as unexpected challenges and complexities with the development program.

The carrying amounts of other financial assets and liabilities materially approximate to their fair value because of the short-term maturity of these amounts.

20.           Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$’M	$’M	$’M	$’M

Income from continuing operations, net of taxes	515.8	301.1	1,297.2	873.0
Loss from discontinued operations1	(36.1)	(22.9)	(64.0)	(271.9)

Numerator for basic earnings per share	479.7	278.2	1,233.2	601.1

Interest on convertible bonds, net of tax	-	7.6	-	22.7

Numerator for diluted earnings per share	479.7	285.8	1,233.2	623.8

Weighted average number of shares:
	Millions	Millions	Millions	Millions

Basic 1	587.6	548.4	586.1	549.8
Effect of dilutive shares:
Share based awards to employees 2	5.0	3.5	6.0	3.9
Convertible bonds 2.75% due 2014 3	-	33.8	-	33.8

Diluted	592.6	585.7	592.1	587.5

1. Excludes shares purchased by the EBT and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.
3. Calculated using the “if converted” method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions

Share based awards to employees1	0.3	0.5	0.3	4.5

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

In the periods set out below, revenues by major product were as follows:

9 months to,	September 30,	September 30,
	2014	2013
	$’M	$’M

VYVANSE	1,065.6	897.9
LIALDA/MEZAVANT	449.1	379.9
ELAPRASE	449.5	392.6
CINRYZE	360.6	-
REPLAGAL	380.7	336.6
FIRAZYR	262.3	153.8
INTUNIV	279.0	248.9
VPRIV	273.0	251.9
ADDERALL XR	280.2	293.5
PENTASA	213.8	215.2
FOSRENOL	136.2	136.3
XAGRID	82.1	74.1
Other product sales	97.6	96.4

Total product sales	4,329.7	3,477.1

22.           Taxation

The effective rate of tax on income from continuing operations for the three months to September 30, 2014 was 11% (2013: 20%) and for the nine months to September 30, 2014 was -5% (2013: 21%).

The low effective rate of tax in the three and nine months to September 30, 2014 is primarily due to the recognition of a net tax credit of $27.7 million and $243.7 million respectively, following the settlement of certain tax positions with the Canadian revenue authorities. This net tax credit includes the release of provisions for uncertain tax positions including interest and penalties of $26.5 million and $291.7 million respectively, partially offset by associated foreign tax credits.

Interest income for the three and nine months to September 30, 2014 of $2.8 million and $21.4 million in respect of the cash deposited with the Canadian revenue authorities prior to the settlement has been recorded within interest income.

The Company considers it reasonably possible that certain audits for other territories could also be concluded in the next twelve months, and the total amount of unrecognized tax benefits at September 30, 2014 could decrease by approximately $20 million.

23.           Related parties

Shire considers that ArmaGen is a related party by virtue of Shire’s equity stake in ArmaGen and the worldwide licensing and collaboration agreement between the two parties to develop and commercialize AGT-182 (see Note 16 for details). In the three and nine months to September 30, 2014 Shire paid $15 million in cash to ArmaGen in exchange for an equity stake in ArmaGen and the license to develop and commercialize AGT-182.

24.           Subsequent Events

On October 15, 2014 the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of the US Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition. Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The UK Takeover Panel has confirmed that the offer period has ended. The Company has entered into a termination agreement with AbbVie, pursuant to which AbbVie has paid the break fee due under the cooperation agreement of approximately $1.635 billion, which will be recorded as a credit to the Company’s consolidated income statement in the fourth quarter of 2014. The Company is evaluating the associated tax impact.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to September 30, 2014 and recent developments

Products

We continue to make progress building our business in Japan:

•	On September 26, 2014 Shire was granted a marketing authorization by the Ministry of Health, Labour and Welfare in Japan for AGRYLIN (1) in adult essential thrombocythaemia patients.

•
On September 2, 2014 Shire launched VPRIV in Japan, for the improvement of symptoms of Gaucher disease, following approval of a marketing authorization on July 4, 2014 by the Ministry of Health, Labor and Welfare in Japan.

VYVANSE – for the treatment of Binge Eating Disorder (“BED”) in adults

•
On September 15, 2014 Shire announced that the US Food and Drug Administration (“FDA”) had accepted for filing with priority review a supplemental New Drug Application (“sNDA”) for VYVANSE as a treatment for adults with BED. The FDA is expected to provide a decision in February 2015, based on the anticipated Prescription Drug User Fee Act action date.

Pipeline

SHP607 – for the prevention of retinopathy of prematurity (“ROP”)

•	On October 17, 2014 Shire submitted an Investigational New Drug (“IND”) application for SHP607 with the FDA. The IND is subject to a 30-day review period.

SHP 465 – for the treatment of ADHD in adults

•
On October 9, 2014 Shire announced that it has received further guidance from the FDA on the regulatory path for SHP465, an investigational oral stimulant medication being evaluated as a potential treatment for ADHD in adults. This information will impact Shire’s plans for a 2014 New Drug Application (“NDA”) resubmission for SHP465.

SHP620 (maribavir) for the treatment of cytomegalovirus infection (“CMV”) in transplant patients

•
SHP620 was acquired as part of the acquisition of ViroPharma in Q1 2014. Shire is currently conducting two Phase 2 studies in transplant recipients, both of which are fully enrolled.  The first is a trial in first-line treatment of asymptomatic CMV in transplant recipients. The results showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable CMV). The second study is a trial for the treatment of resistant/refractory CMV infection/disease in transplant recipients. The purpose of this study is to determine whether maribavir is efficacious and safe in patients with clinically refractory disease to standard of care CMV therapy (e.g., valganciclovir, foscarnet) with or without genotypic resistance to those agents. Preliminary results are expected in early 2015. This product has been granted orphan drug designation in both the US and EU.

(1) Currently marketed as XAGRID in the EU for the treatment of essential thrombocythaemia

Executive Committee Changes

•
On October 20, 2014 Shire announced that James Bowling, Interim Chief Financial Officer (“CFO”), had notified the Board of Directors of his decision to step down from his current role to pursue a new career opportunity. James will leave Shire at the end of the first quarter of 2015 and Shire has commenced a search for a new CFO.

Other Developments

Termination of AbbVie’s offer for Shire

•
On October 15, 2014 the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of the US Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition. Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The UK Takeover Panel has confirmed that the offer period has ended. The Company has entered into a termination agreement with AbbVie, pursuant to which AbbVie has paid the break fee due under the cooperation agreement of approximately $1.635 billion.

Divestment of non-core product rights

•	During the third quarter Shire divested rights to three non-core products for total cash consideration of $65 million.

o	On September 30, 2014 Shire sold its rights to EXPUTEX to Phoenix Labs along with other specified assets.

o	On August 1, 2014 Shire sold its rights to VANCOCIN to ANI Pharmaceuticals Inc. along with other specified assets.

o	On July 17, 2014 Shire sold its rights to ESTRACE to Trimel Pharmaceuticals Inc. along with other specified assets.

Strategic licensing and collaboration agreement with ArmaGen Technologies, Inc. (“ArmaGen”)

•
On July 23, 2014 Shire and ArmaGen, a US-based privately held biotechnology company, announced a worldwide licensing and collaboration agreement to develop and commercialize AGT-182, an investigational enzyme replacement therapy for the potential treatment of both the central nervous system and somatic manifestations in patients with Hunter syndrome. This collaboration strengthens Shire’s rare disease pipeline of innovative therapies where there is high unmet need, and underscores the company’s long standing commitment to the Hunter syndrome community.

Strategic acquisition of BIKAM Pharmaceuticals Inc. (“BIKAM”)

•
On July 9, 2014 Shire acquired BIKAM, a US-based privately held biotechnology company. The lead asset, SHP630 (formerly BIK-406), is in pre-clinical development for the potential treatment of autosomal dominant retinitis pigmentosa.

Legal Proceedings

Shire reached final agreement with US Government relating to previously disclosed civil investigation

•
On September 24, 2014 Shire announced that it had resolved all matters with the US federal government, the 50 states and the District of Columbia relating to a previously disclosed civil investigation of its US sales and marketing practices relating to ADDERALL XR, VYVANSE, DAYTRANA, LIALDA and PENTASA. The investigation was led by the US Attorney’s Office for the Eastern District of Pennsylvania.  Under the agreement, Shire has paid $56.5 million, and interest, fees, and costs, to resolve all issues investigated by the government.  This final settlement includes the resolution of two related qui tam complaints filed against Shire and a voluntary disclosure relating to LIALDA and PENTASA.  In addition, Shire has paid $2.9 million to resolve a previously disclosed civil complaint filed by the State of Louisiana alleging that Shire’s sales, marketing, and promotion of ADDERALL, ADDERALL XR, DAYTRANA, VYVANSE and INTUNIV violated state law.  Shire recorded a $57.5 million provision related to these matters which was charged to SG&A in the fourth quarter of 2012. As part of the resolution, Shire has entered into a Corporate Integrity Agreement with the Office of Inspector General for the Department of Health and Human Services for a term of five years.

Products in registration as at September 30, 2014

INTUNIV for the treatment of ADHD in the EU

In March 2014, the Company announced the acceptance of submission of an MAA by the EMA for once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

VYVANSE for the treatment of Binge Eating Disorder

In November 2013, the Company reported positive top-line results from two identically designed randomized placebo-controlled Phase 3 studies evaluating the efficacy and safety of VYVANSE versus placebo in adults with BED. In both studies LDX was found to be statistically superior to placebo on the primary efficacy analysis (p-value <0.001) of the change from baseline at weeks 11 to 12 in terms of number of binge days per week. The safety for VYVANSE in these two studies appears to be generally consistent with the known profile established in studies in adults with ADHD. On September 15, 2014, Shire announced that the FDA had accepted for filing with priority review a sNDA for VYVANSE as a treatment for adults with BED. The FDA is expected to provide a decision in February 2015, based on the Prescription Drug User Fee Act (“PDUFA”) action date.

Products in clinical development as at September 30, 2014

Phase 3

SHP606 lifitegrast for the treatment of Dry Eye disease

Following a meeting with the FDA, on May 16, 2014 Shire announced that it intends to submit an NDA for lifitegrast in the first quarter of 2015 as a treatment for the signs and symptoms of Dry Eye disease in adults. In parallel to preparing for the NDA submission. Shire plans to conduct a Phase 3 safety and efficacy study (OPUS-3) in support of a potential US label and labels in international markets. OPUS-3 will be a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in subjective patient reported symptoms of dry eye disease, eye dryness score.

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

SHP465 for the treatment of ADHD in adults

Shire’s NDA for SHP465 was previously submitted in 2006 to support the use of SHP465 as a longer-acting, once-daily treatment for ADHD in adults. With the growing adult ADHD population there is now a larger patient population and commercial need for this type of product than there was eight years ago. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults throughout the day. On October 9, 2014 Shire announced that it has received further guidance from the FDA on the regulatory path for SHP465. This information will impact Shire’s plans for a 2014 NDA resubmission for SHP465.

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

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Discussions have been conducted with the FDA and an NDA submission pathway has been agreed. Planning is underway to confirm program activities and timelines.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell treatments for ADHD in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013.

SHP616 (CINRYZE) for routine prophylaxis against HAE attacks in adolescent and adult patients in Japan

CINRYZE is indicated in the US for prophylaxis and in the EU for both prophylaxis and acute treatment of angioedema attacks in adolescent and adult patients with HAE. Based on feedback from the Pharmaceutical and Medical Devices Agency (“PMDA”), a Clinical Trial Notification (“CTN”) was resubmitted and approved on October 2, 2014.  The Company plans to initiate a Phase 3 trial in the first quarter of 2015.

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

SHP602 iron chelating agent for the treatment of iron overload secondary to chronic transfusion

A Phase 2 trial in pediatric and adult patients with transfusion iron overload is currently on clinical hold as Shire evaluates nonclinical toxicology findings. The potential relevance of these findings to humans, if any, is unknown.  This product has received orphan drug designation in both the US and EU for the treatment of chronic iron overload requiring chelation therapy.

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

SHP610 for Sanfilippo A Syndrome (Mucopolysaccharidosis IIIA)

SHP610 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A Syndrome, a Lysosomal Storage Disorder. The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. Shire has initiated the Phase 2B clinical trial for SHP610, which is designed to establish clinical proof of concept. The product has been granted orphan designation in the US and in the EU.

SHP620 (maribavir) for the treatment of cytomegalovirus infection (“CMV”) in transplant patients

SHP620 was acquired as part of the acquisition of ViroPharma on January 24, 2014. Shire is conducting two Phase 2 studies in transplant recipients, both of which are fully enrolled.  The first study demonstrated that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV in transplant recipients. The purpose of the second study is to determine whether maribavir is efficacious and safe in the treatment of CMV infection in transplant patients who are resistant or refractory to treatment with valganciclovir. Preliminary results are expected for this study in early 2015. This product has been granted orphan drug designation in both the US and EU.

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

SHP616 (CINRYZE) life cycle management and new uses

Shire is pursuing additional new formulations of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients.  Shire plans to initiate discussions with the FDA in the second half of 2014 to determine the appropriate path forward.  In addition, Shire is further considering opportunities to pursue additional therapeutic indications that may involve the C1 Inhibitor.  These new uses include Acute Neuromyelitis Optica (NMO), Paroxysmal Nocturnal Hemoglobinuria (PNH), and Acute Antibody Mediated Rejection (AMR).   In NMO, a Phase 1b investigator sponsored trial study was completed in 10 patients for acute therapy, and Shire plans to solicit FDA feedback in the first quarter of 2015 on advancing to Phase 3.  In PNH, an ex-vivo POC study in 6 patients has been completed, and Shire plans to advance to IND filing in 2015 based on the results of an additional pre-clinical study.   In AMR, a Phase 2 study in 18 patients was completed, and Shire plans to solicit FDA feedback in the first quarter of 2015 on advancing to Phase 2/3.

SHP622 (formerly VP 20629) for the treatment of Friedreich’s Ataxia (“FA”)

SHP622 is in development for the treatment of Friedreich’s Ataxia and was acquired as part of the recent acquisition of ViroPharma.  This product is a naturally occurring small molecular weight drug compound that prevents oxidative stress OX1 (indole-3-propionic acid) by a combination of hydroxyl radical scavenging activity and metal chelation. Phase 1 studies in healthy adults were completed in 2010. The drug was found to be generally well tolerated, and the pharmacokinetics revealed that the drug was rapidly absorbed and distributed in the body after oral administration. ViroPharma launched a Phase 1b trial of its VP20629 in adults with FA in September 2013. This trial is ongoing.

SHP626 (formerly LUM002) for the treatment of nonalcoholic steatohepatitis (“NASH”)

SHP626 was acquired as part of the recent acquisition of Lumena and is in development for the treatment of NASH, a common and often “silent” liver disease characterized by fat deposits in the liver and inflammation which can progress to significant fibrosis.  A US IND is expected to be submitted in the fourth quarter of 2014 with initiation of a Phase 1b multiple dose trial in first quarter of 2015.

Other pre-clinical development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

1.	Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD.

Results of operations for the three months to September 30, 2014 and 2013

Financial highlights for the three months to September 30, 2014 are as follows:

•
Product sales grew strongly in the third quarter of 2014, up 33% to $1,552 million (2013: $1,171 million). Product sales in the third quarter of 2014 included $153 million for products acquired with ViroPharma Incorporated (“ViroPharma”), primarily $145 million from CINRYZE. The inclusion of ViroPharma contributed 14% to reported product sales growth in the quarter.

Product sales grew 19% excluding products acquired with ViroPharma. Growth was generated across our portfolio but primarily driven by VYVANSE (up 19% to $355 million), LIALDA/MEZAVANT (up 24% to $177 million), ELAPRASE (up 31% to $169 million) and REPLAGAL (up 25% to $136 million). Sales of ELAPRASE and REPLAGAL in the quarter benefitted from several large orders from customers who order less frequently. In 2013 comparable orders were recorded in the fourth quarter.

•	Total revenues were up 32% to $1,597 million (2013: $1,213 million).

•
Operating income was up 49% to $572 million (2013: $383 million), as combined Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”) costs increased at a much lower rate ( up 21%) than total revenues ( up 32%). The third quarter of 2014 also included higher amortization charges, higher costs associated with acquisitions and integration activities and costs associated with AbbVie’s terminated offer for Shire as compared with the third quarter of 2013.

•	Diluted earnings per ordinary share increased 65% to $0.81 (2013: $0.49) as a result of higher operating income and a lower effective tax rate of 11% in the third quarter of 2014 (2013: 20%).

Results of operations for the three months to September 30, 2014 and 2013

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2014	2013	change
	$'M	$'M	%

Product sales	1,552.0	1,171.0	+33
Royalties	39.9	37.6	+6
Other revenues	5.2	4.1	+27

Total	1,597.1	1,212.7	+32

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2014	2013	growth	growth4	growth1		share1
Net product sales:	$'M	$'M	%	%	%		%

VYVANSE	354.9	299.2	19%	+19	+5		16

LIALDA/MEZAVANT	176.6	141.9	24%	+24	+22		32

ELAPRASE	168.8	129.1	31%	+33	n/a	2	n/a	2

CINRYZE	145.1	-	n/a	n/a	n/a	2	n/a	2

REPLAGAL	135.9	108.5	25%	+27	n/a	3	n/a	3

FIRAZYR	98.4	62.6	57%	+57	n/a	2	n/a	2

INTUNIV	96.7	80.8	20%	+20	-		4

VPRIV	96.4	87.8	10%	+10	n/a	2	n/a	2

ADDERALL XR	95.3	81.4	17%	+17	+12		5

PENTASA	78.3	70.6	11%	+11	-5		13

FOSRENOL	48.1	51.9	-7%	-9	-8		3

XAGRID	27.1	24.2	12%	+6	n/a	2	n/a	2

Other product sales	30.4	33.0	-8%	-7	n/a		n/a

Total product sales	1,552.0	1,171.0	33%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended September 30, 2014.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the third quarter of 2014.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2014 product sales and revenues restated using 2013 average foreign exchange rates to 2013 actual product sales and revenues. Average exchange rates for the three months to September 30, 2014 were $1.69:£1.00 and $1.34:€1.00 (2013: $1.53:£1.00 and $1.32:€1.00) and for nine months to September 30, 2014 were $1.67:£1.00 and $1.36:€1.00 (2013: $1.55:£1.00 and $1.31:€1.00).

VYVANSE – ADHD

VYVANSE product sales grew strongly in the third quarter of 2014 (up 19% compared to the third quarter of 2013) due to a price1 increase taken since the third quarter of 2013 and to a lesser extent higher US prescription demand and growth in international markets.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the third quarter of 2014 were up 24%, primarily due to higher US prescription demand (up 22%) and to a lesser extent a price1 increase taken since the third quarter of 2013. The third quarter of 2014 also benefited from higher stocking than seen in the second quarter of 2014.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the third quarter of 2014 were up 31% compared to the third quarter of 2013 driven by continued growth in the number of treated patients, especially in emerging markets. Growth in the third quarter of 2014 also benefited from the timing of large shipments to certain markets which order less frequently. Many of these comparable orders in 2013 were made in the fourth quarter.

Litigation proceedings regarding ELAPRASE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

CINRYZE – prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in the first quarter of 2014. CINRYZE sales were $145.1 million in the third quarter of 2014, growing 36% compared to the third quarter of 2013(2) primarily driven by more patients on therapy, inventory build at specialty pharmacies favourably impacting sales and to a lesser extent, a price increase1 in the US.

REPLAGAL – Fabry disease

REPLAGAL sales were up 25% compared to the third quarter of 2013 as the Company continues to see good growth in emerging markets and to a lesser extent higher volume demand in Europe. The third quarter of 2014 also benefited from larger orders for certain markets which order less frequently. A comparable order in 2013 was made in the fourth quarter.

FIRAZYR – acute treatment of HAE

FIRAZYR’s strong product sales growth (up 57%) was primarily due to growth in patients on therapy and the effect of a price1 increase in the US market.

INTUNIV – ADHD

The growth in INTUNIV product sales (up 20%) in the third quarter of 2014 was driven by price1 increases taken since the third quarter of 2013, partially offset by destocking in the third quarter of 2014 as compared to stocking in the third quarter of 2013. Generic competition is expected to enter the market starting in December 2014, which would impact US sales of INTUNIV.

Further information about litigation proceedings regarding INTUNIV can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales in the third quarter of 2014 were up 10% compared to the third quarter of 2013 as the Company continues to add naïve patients and gain patients switching from other therapies.

ADDERALL XR – ADHD

ADDERALL XR product sales increased (up 17%) in the third quarter of 2014, primarily due to increased prescription demand, and lower sales deductions as percentage of product sales in the third quarter of 2014 as compared to the third quarter of 2013.

Further information about litigation proceedings regarding ADDERALL XR can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative Colitis

PENTASA product sales increased in the third quarter of 2014 (up 11%) driven by price1 increases taken since the third quarter of 2013 and a slight increase in stocking.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesaler customers.

(2) CINRYZE product sales in the third quarter of 2013 recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2014	2013	Change
	$'M	$'M	%

FOSRENOL	14.6	13.8	+6
ADDERALL XR	9.5	6.2	+53
3TC and ZEFFIX	8.8	10.1	-13
Other	7.0	7.5	-7

Total royalties	39.9	37.6	+6

Cost of product sales

Cost of product sales increased to $254.3 million for the three months to September 30, 2014 (16% of product sales), from $180.5 million in the corresponding period in 2013 (15% of product sales). Cost of product sales as a percentage of product sales increased marginally in the third quarter of 2014 compared to the same period in 2013, as the third quarter of 2014 included charges on the unwind of the fair value adjustment on acquired ViroPharma inventories which were not incurred in the same period in 2013. For the three months to September 30, 2014 cost of product sales included depreciation of $16.9 million (2013: $11.0 million).

R&D

R&D expenditure increased by 1% to $228.6 million for the three months to September 30, 2014 (15% of product sales), compared to $226.2 million in the corresponding period in 2013 (19% of product sales). The third quarter of 2014 included a payment of $12.5 million in respect of the licensing and collaboration agreement with ArmaGen to develop and commercialize AGT-182. Excluding this payment, R&D expenditure in the three months to September 30, 2014 decreased by 5% or by $10 million, due to the completion of several large Phase 3 programs since the third quarter of 2013 including new uses for LDX and the effect of portfolio prioritization decisions taken during 2013. These decreases were partially offset by the inclusion of programs acquired with ViroPharma.

R&D in the three months to September 30, 2014 included depreciation of $6.1 million (2013: $6.3 million).

SG&A

SG&A expenditure increased by 32% to $522.9 million from $396.3 million due to the inclusion of a full quarter of ViroPharma SG&A costs in the third quarter of 2014, higher intangible asset amortization, costs incurred in connection with AbbVie’s terminated offer for Shire and commercial spending in advance of anticipated product launches for certain products, which offset lower overheads following the One Shire reorganization. SG&A as a proportion of product sales remained constant at 34% of product sales for the three months to September 30, 2014 compared with 34% of product sales in the corresponding period in 2013, as the Company continues to see benefits from the One Shire reorganization and the focus on operational discipline in the third quarter of 2014.

For the three months to September 30, 2014 SG&A included depreciation of $20.7 million (2013: $15.9 million) and amortization of $62.9 million (2013: $34.5 million).

Gain on sale of product rights

For the three months to September 30, 2014 Shire recorded a net gain on sale of non-core product rights of $46.0 million (2013: $3.6 million) following the divestment of VANCOCIN, ESTRACE and EXPUTEX. The gain on sale of product rights also included the gain on re-measurement of the contingent consideration receivable reported from the divestment of DAYTRANA.

Reorganization costs

For the three months to September 30, 2014 Shire recorded reorganization costs of $28.2 million (2013:  $12.0 million) related to the One Shire reorganization as we continue the implementation of our new operating structure.

Integration and acquisition costs

For the three months to September 30, 2014 Shire recorded integration and acquisition costs of $37.1 million, comprising $4.9 million charge relating to the change in fair value of contingent consideration liabilities and $32.2 million primarily related to the acquisition and integration of ViroPharma.

In the third quarter of 2013 integration and acquisition costs ($18.4 million) primarily related to the change in fair values of contingent consideration liabilities and the cost of integrating SARcode BioSciences Inc. (“SARCode”) and Premacure AB (“Premacure”).

Interest expense

For the three months to September 30, 2014 Shire incurred interest expense of $6.8 million (2013: $9.2 million). Interest expense in the third quarter of 2014 primarily related to interest and the amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition. Interest expense in the third quarter of 2013 principally related to the coupon and amortization of costs on Shire’s convertible bonds which were fully redeemed or converted in fourth quarter of 2013.

Taxation

The effective rate of tax on income from continuing operations was 11% (2013: 20%).

The effective rate of tax in the third quarter of 2014 is lower than the same period in 2013 primarily due to changes in profit mix and the recognition of a further tax credit of $27.7 million related to the settlement of an additional position with the Canadian revenue authorities in the third quarter of 2014.

Discontinued operations

The loss from discontinued operations for the three months to September 30, 2014 was $36.1 million net of tax (2013: $22.9 million) relating to costs associated with the divestment of the DERMAGRAFT business including a loss on re-measurement of contingent consideration receivable from Organogenesis to its fair value.

Results of operations for the nine months to September 30, 2014 and 2013

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2014	2013	change
	$'M	$'M	%

Product sales	4,329.7	3,477.1	+25
Royalties	101.4	112.4	-10
Other revenues	14.9	18.8	-21

Total	4,446.0	3,608.3	+23

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription		Exit market
	2014	2013	growth	growth	growth1		share1
	$'M	$'M	%	%	%		%
Net product sales:

VYVANSE	1,065.6	897.9	19%	+19	+4		16

LIALDA/MEZAVANT	449.1	379.9	18%	+18	+27		32

ELAPRASE	449.5	392.6	14%	+16	n/a	2	n/a	2

CINRYZE	360.6	-	n/a	n/a	n/a	2	n/a	2

REPLAGAL	380.7	336.6	13%	+14	n/a	3	n/a	3

FIRAZYR	262.3	153.8	71%	+70	n/a	2	n/a	2

INTUNIV	279.0	248.9	12%	+12	+2		4

VPRIV	273.0	251.9	8%	+8	n/a	2	n/a	2

ADDERALL XR	280.2	293.5	-5%	-4	+5		5

PENTASA	213.8	215.2	-1%	-1	-3		13

FOSRENOL	136.2	136.3	0%	-1	-9		3

XAGRID	82.1	74.1	11%	+5	n/a	2	n/a	2

Other product sales	97.6	96.4	1%	-	n/a		n/a

Total product sales	4,329.7	3,477.1	25%

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended September 30, 2014.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the nine months to September 30, 2014.

VYVANSE – ADHD

VYVANSE product sales grew strongly in the nine months to September 30, 2014 (up 19% compared to the same period in 2013) due to price increases1 taken since 2013 and to a lesser extent higher prescription demand and growth in international sales. The benefit of these positive factors was partially offset by slight destocking in the nine months to September 30, 2014 compared to stocking in the same period in 2013.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the nine months to September 30, 2014 were up 18%, primarily due to higher US prescription demand (up 27%), as LIALDA reached a US exit market share of 32% at September 30, 2014, and to a lesser extent the effect of a price increase1 taken since 2013. Product sales grew at a lower rate than the strong US prescription demand as a result of higher sales deductions as a percentage of product sales and destocking in the nine months to September 30, 2014 compared to stocking in the nine months to September 30, 2013.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the nine months to September 30, 2014 were up 14% compared to the same period in 2013 driven by continued growth in the number of treated patients, especially in emerging markets. Growth in the nine months to September 30, 2014 also benefited from the timing of large shipments to certain markets which order less frequently.

Litigation proceedings regarding ELAPRASE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

CINRYZE –prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in the first quarter of 2014. CINRYZE sales were $360.6 million in the nine months to September 30, 2014. On a proforma basis2 CINRYZE grew 20% in the nine months to September 30, 2014 primarily driven by an increase in the number of patients on therapy, inventory build at specialty pharmacies favorrably impacting sales and, to a lesser extent, a price increase1 in the US.

REPLAGAL – Fabry disease

REPLAGAL sales were up 13% in the nine months to September 30, 2014 compared to the same period in 2013 as Shire continues to see good growth in emerging markets and to a lesser extent higher volume demand in Europe, offset by lower pricing. The nine months to September 30, 2014 also benefited from larger bulk orders for Asian markets compared to the same period in 2013.

FIRAZYR – acute treatment of HAE

FIRAZYR strong product sales growth (up 71%) was primarily due to growth in patients on therapy, the effect of a price increase1 and a higher number of treated attacks, particularly in the US market.

INTUNIV – ADHD

The growth in INTUNIV product sales (up 12%) in the nine months to September 30, 2014 was driven by a combination of price increases1 taken since 2013 and higher US prescription demand. The benefit of these positive factors was offset by higher sales deductions as a percentage of product sales and destocking in the nine months to September 30, 2014 as compared to stocking in the nine months to September 30, 2013. Generic competition is expected to enter the market starting December 2014, which would impact US sales of INTUNIV.

Further information about litigation proceedings regarding INTUNIV can be found in PART I: ITEM 1 of this Form 10-Q.

VPRIV – Gaucher disease

VPRIV product sales in the nine months to September 30, 2014 were up 8% compared to the same period in 2013 as the Company continues to add naïve patients and gain patients switching from other therapies.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 5%) in the nine months to September 30, 2014 primarily due to lower stocking in the nine months to September 30, 2014 compared to the same period in 2013, offset by increased prescription demand. Market share has slightly increased over the past nine months, and the Company expects ADDERALL XR to remain competitive in its market.

Further information about litigation proceedings regarding ADDERALL XR can be found in PART I: ITEM 1 of this Form 10-Q.

PENTASA – Ulcerative Colitis

PENTASA product sales decreased slightly in the nine months to September 30, 2014 (down 1%) driven by a decrease in US prescription demand, higher sales deductions and lower stocking in the nine months to September 30, 2014 as compared to the same period in 2013, partially offset by price increases1 taken since 2013.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 Proforma revenues include revenues recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2014	2013	Change
	$'M	$'M	%

FOSRENOL	36.8	33.6	+10
ADDERALL XR	23.0	19.2	+20
3TC and ZEFFIX	24.6	33.9	-27
Other	17.0	25.7	-34

Total royalties	101.4	112.4	-10

Cost of product sales

Cost of product sales increased to $760.8 million for the nine months to September 30, 2014 (18% of product sales), up from $492.2 million in the corresponding period in 2013 (14% of product sales). Cost of product sales as a percentage of product sales was four percentage points higher compared to the same period in 2013. In the nine months to September 30, 2014 Cost of product sales was impacted by inventory write offs, inclusion of lower margin CINRYZE acquired with ViroPharma and charges of $90.6 million on the unwind of the fair value adjustment on acquired ViroPharma inventories.

For the nine months to September 30, 2014 cost of product sales included depreciation of $44.9 million (2013: $26.5 million).

R&D

R&D expenditure increased to $826.0 million for the nine months to September 30, 2014 (19% of product sales), compared to $703.3 million in the corresponding period in 2013 (20% of product sales). R&D expenditure in 2014 includes impairment charges of $166.0 million relating to the SHP602 IPR&D intangible asset, following the current Phase 2 trial being placed on clinical hold and $22.0 million relating to the SHP613 IPR&D intangible asset, following the decision to discontinue further development based on portfolio prioritization as well as unexpected challenges and complexities with the development program. In 2013 R&D expenditure included impairment charges of $19.9 million related to IPR&D intangible assets acquired with Movetis N.V. Excluding these impairment charges, R&D expenditure in the nine months to September 30, 2014 decreased by 7% or by $45 million, due to the completion of several large Phase 3 programs which were ongoing during 2013, including new uses for LDX, the effect of portfolio prioritization decisions taken during 2013 and lower overheads due to the One Shire reorganization, partially offset by the inclusion of programs acquired with ViroPharma. The third quarter of 2014 also included payments of $12.5 million in respect of in-licensed and acquired products.

R&D in the nine months to September 30, 2014 included depreciation of $17.7 million (2013: $15.2 million).

SG&A

SG&A expenditure increased to $1,449.4 million for the nine months to September 30, 2014 from $1,198.0 million in the corresponding period in 2013 due to the inclusion of ViroPharma SG&A costs from January 24, 2014, higher intangible asset amortization, costs incurred in connection with AbbVie’s terminated offer for Shire and commercial spending in advance of anticipated product launches for certain products, which offset lower overheads following the One Shire reorganization. SG&A as a proportion of product sales was lower at 33% of product sales for the nine months to September 30, 2014 compared with 34% of product sales in the corresponding period in 2013, as the Company continues to see benefits from the One Shire reorganization and the focus on operational discipline in the nine months to September 30, 2014.

For the nine months to September 30, 2014 SG&A included depreciation of $62.6 million (2013: $47.6 million) and amortization of $181.9 million (2013: $106.5 million).

Gain on sale of product rights

For the nine months to September 30, 2014 Shire recorded a net gain on sale of product rights of $86.2 million (2013: $14.6 million), related to the sale of CALCICHEW trademarks to Takeda, the re-measurement of contingent consideration receivable from the divestment of DAYTRANA and the sale of non-core products.

Reorganization costs

For the nine months to September 30, 2014 Shire recorded reorganization costs of $123.4 million (2013:  $47.2 million), related to the One Shire reorganization as the Company continues the implementation of its new operating model.

Integration and acquisition costs

For the nine months to September 30, 2014 Shire recorded integration and acquisition costs of $155.8 million (2013: $39.9 million), comprising costs of $129.5 million primarily related to the acquisition and integration of ViroPharma and a net charge of $26.3 million relating to the change in fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the nine months to September 30, 2014 principally relates to the acquisition of SARcode, reflecting Shire’s increased confidence in the lifitegrast program and the acquisition of FerroKin, reflecting the decision to place the ongoing Phase 2 clinical trial for SHP602 on clinical hold.

In the nine months to September 30, 2013 integration and acquisition costs primarily related to the acquisition of SARcode and Lotus in addition to net charges related to the change in fair values of contingent consideration liabilities.

Interest income

For the nine months to September 30, 2014 Shire recorded interest income of $22.8 million (2013: $1.6 million), principally due to the recognition of interest income on cash deposited with the Canadian revenue authorities prior to the settlement of certain tax positions in the second quarter of 2014 ($21.4 million).

Interest expense

For the nine months to September 30, 2014 Shire incurred interest expense of $25.7 million (2013: $27.5 million), primarily related to interest and the amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition. Interest expense in 2013 principally related to the coupon and amortization of costs on Shire’s convertible bonds which were fully redeemed or converted in the fourth quarter of 2013.

Taxation

The effective rate of tax on income from continuing operations was -5% (2013: 21%)

The negative effective rate of tax in the nine months to September 30, 2014 is primarily due to the recognition of a net tax credit of $243.7 million following the settlement of certain tax positions with the Canadian revenue authorities.

Financial condition at September 30, 2014 and December 31, 2013

Cash & cash equivalents

Cash and cash equivalents decreased by $1,771.7 million to $467.7 million (December 31, 2013: $2,239.4 million). Cash provided by operating activities of $1,673.5 million, and by financing activities of $567.2 million was offset by the cost of acquiring ViroPharma, Lumena and Fibrotech.

Accounts receivable, net

Accounts receivable, net increased by $118.1 million to $1,079.3 million (December 31, 2013: $961.2 million), primarily due to the increase in revenue. Days sales outstanding decreased to 43 days (December 31, 2013: 46 days).

Inventories

Inventories increased by $93.6 million to $548.9 million (December 31, 2013: $455.3 million), primarily due to the inclusion of CINRYZE inventories following the acquisition of ViroPharma.

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased by $139.4 million to $402.4 million (December 31, 2013: $263.0 million), principally due to an increase in income tax receivables following the settlement of certain tax positions with the Canadian revenue authorities.

Goodwill

Goodwill increased by $1,749.1 million to $2,373.7 million (December 31, 2013: $624.6 million), principally due to the acquisitions of ViroPharma, Fibrotech and Lumena.

Other intangible assets, net

Other intangible assets increased by $2,914.8 million to $5,227.4 million (December 31, 2013: $2,312.6 million), principally due to the intangible assets acquired with ViroPharma, Lumena and Fibrotech, offset by the impairments of the SHP602 and SHP613 IPR&D assets, intangible asset amortization and the divestments of VANCOCIN, EXPUTEX and ESTRACE.

Other current liabilities

Other current liabilities increased by $157.1 million to $276.6 million (December 31, 2013: $119.5 million) principally due to the recognition of contingent consideration liabilities in respect of the Lumena acquisition.

Long term borrowing

Long term borrowings increased from $nil at December 31, 2013 to $850.0 million at September 30, 2014 reflecting the utilization of a long term debt facility to part fund the acquisition of ViroPharma.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $817.6 million to $1,378.2 million (December 31, 2013: $560.6 million), primarily due to deferred tax liabilities arising on the intangible assets acquired with ViroPharma and Lumena.

Other non-current liabilities

Other non-current liabilities increased by $183.1 million to $771.6 million (December 31, 2013: $558.5 million) principally due to an increase in non-current income tax liabilities, the recognition of contingent consideration payable in respect of the Lumena and Fibrotech acquisitions and changes in the fair value of contingent consideration payable in respect of prior acquisitions.

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

Shire’s balance sheet includes $467.7 million of cash and cash equivalents at September 30, 2014. Subsequent to September 30, 2014, under the terms of the cooperation agreement, a break fee of approximately $1.635 billion in cash was received from AbbVie on October 21, 2014.

Shire has a revolving credit facility (“RCF”) of $1,200 million which matures in 2015, which was undrawn at September 30, 2014.

In connection with its acquisition of ViroPharma on November 11, 2013 Shire entered into a $2,600 million Facilities Agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “Facilities Agreement”). Amounts drawn under the Facilities Agreement were subsequently reduced to $850 million. At September 30, 2014 the Facilities Agreement comprises an $850 million term loan facility which matures on November 11, 2015, which was fully utilized and recorded within long term borrowings.

On January 24, 2014 ViroPharma commenced a tender offer to repurchase, at the option of each holder, any and all of ViroPharma’s outstanding 2.00% Convertible Senior Notes Due 2017 (the “Convertible Notes”) and notified the holders of their separate right to convert the Convertible Notes. As of September 30, 2014, Convertible Note holders had voluntarily converted approximately $205 million aggregate principal amount of the Convertible Notes for a total consideration of $551.3 million. The remaining outstanding Convertible Notes total an aggregate principal amount of $26,000.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash position (excluding restricted cash), as at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	$’M	$’M

Cash and cash equivalents1	467.7	2,239.4

Long term borrowings	(850.0)	-
Other debt	(14.0)	(8.9)

Total debt	(864.0)	(8.9)

Net (debt)/cash2	(396.3)	2,230.5

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

Cash flow activity

Net cash provided by operating activities for the nine months to September 30, 2014 increased by $820.8 million or 96% to $1,673.5 million (2013: $852.7 million), primarily due to higher cash receipts from gross product sales and net cash tax receipts as a result of the $248 million refund from the Canadian revenue authorities, offset by payments for sales deductions, payments of acquisition and integration costs in respect of the acquisition of ViroPharma, costs in connection with Abbvie’s terminated offer for Shire and cash payments in respect of the One Shire reorganization.

Net cash used in investing activities was $4,006.2 million in the nine months to September 30, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million (less cash acquired with ViroPharma of $233 million) and for the acquisition of Lumena of $300 million (less cash acquired with Lumena of $46 million).

Net cash used in investing activities was $321.0 million in the nine months to September 30, 2013, principally relating to the cash paid (less cash acquired) for the acquisitions of SARcode, Premacure and Lotus and for purchases of PP&E.

Net cash provided by financing activities was $567.2 million for the nine months to September 30, 2014, principally due to the drawings, net of subsequent repayments, made under the Facilities to partially fund the ViroPharma acquisition. In addition the Company paid cash of $551.5 million to settle the convertible debt assumed with ViroPharma, received cash of $346.7 million upon settlement of a purchased call option acquired with ViroPharma and made a dividend payment of $99.6 million.

Net cash used in financing activities was $327.3 million for the nine months to September 30, 2013, principally due to the purchase of shares under the share buy-back program, purchase of shares by the EBT and the dividend payment.

Obligations and commitments

Other than the debt drawings outlined above, and the assumption of certain purchase and contract manufacturing commitments of approximately $412 million following the acquisition of ViroPharma, during the nine months to September 30, 2014 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As at September 30, 2014 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

2.07	Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc. (7)

2.08	Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (8)

2.09	Cooperation Agreement dated July 18, 2014 between AbbVie Inc. and Shire plc. (9)

2.10	Termination Agreement dated October 20, 2014 between AbbVie Inc. and Shire plc. (10)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (11)

3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (12)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(13)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (14)

4.03	Form of Ordinary Share Certificate of Shire Limited. (15)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (16)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (17)

4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011. (18)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (19)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (20)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (21)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (22)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (23)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (24)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (25)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (26)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (27)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (28)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (29)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (30)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (31)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (32)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (33)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (34)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (35)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (36)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (37)

10.20	Form of Indemnity Agreement for Directors of Shire Limited. (38)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (39)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (40)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (41)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (42)

10.25
Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander

Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (43)

10.26	Service Agreement between Shire Pharmaceutical, LLC and Mr. Flemming Ornskov, dated October 24, 2012. (44)

10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (45)

10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (46)

10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (47)

10.30	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (48)

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of James Bowling pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and James Bowling pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.

(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.

(9)	Incorporated by reference to Exhibit 2.2 to Shire's Form 8-K filed on July 24, 2014.

(10)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on October 22, 2014.

(11)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(12)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on May 01, 2014.

(13)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(14)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(15)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(16)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(18)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(19)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(20)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(21)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(22)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(23)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(24)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(25)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(26)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(27)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(28)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(29)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(30)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(31)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(32)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(33)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(34)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(35)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(36)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(37)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(38)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(39)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(40)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(41)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(42)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(43)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

(44)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.

(45)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.

(46)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.

(47)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

(48)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2014	/s/ Flemming Ornskov

Flemming Ornskov
Chief Executive Officer

Date: October 31, 2014	/s/ James Bowling

James Bowling
Interim Chief Financial Officer