Form 10-K
period 2014-12-31
Shire plc
filed 2015-02-24
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Yes  [X]    No    [ ]

As at June 30, 2014, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $ 45.9 billion. This was computed using the average bid and asked price at the above date.

As at February 13, 2015, the number of outstanding ordinary shares of the Registrant was 599,166,248.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, that:

•	Shire’s products may not be a commercial success;

•	product sales from ADDERALL XR and INTUNIV are subject to generic competition;

•
the failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for Shire's products may affect future revenues, financial condition and results of operations;

•
Shire conducts its own manufacturing operations for certain of its products and is reliant on third party contract manufacturers to manufacture other products and to provide goods and services. Some of the Shire’s products or ingredients are only available from a single approved source for manufacture. Any disruption to the supply chain for any of the Shire’s products may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do so on a commercially viable basis for some period of time;

•
the manufacture of Shire’s products is subject to extensive oversight by various regulatory agencies. Regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, an increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches;

•
Shire has a portfolio of products in various stages of research and development. The successful development of these products is highly uncertain and requires significant expenditures and time, and there is no guarantee that these products will receive regulatory approval;

•
the actions of certain customers could affect Shire's ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect Shire’s revenues, financial conditions or results of operations;

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

•
Shire faces intense competition for highly qualified personnel from other companies and organizations. Shire is undergoing a corporate reorganization and was the subject of an unsuccessful acquisition proposal and the consequent uncertainty could adversely affect Shire’s ability to attract and/or retain the highly skilled personnel needed for Shire to meet its strategic objectives;

•
failure to achieve Shire’s strategic objectives with respect to the acquisition of NPS Pharmaceuticals Inc. (“NPS Pharma”) may adversely affect Shire’s financial condition and results of operations; and

other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission, including those risks outlined in “Item 1A: Risk Factors” in Shire’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following are trademarks either owned or licensed by Shire plc or its subsidiaries, which are the subject of trademark registrations in certain territories, or which are owned by third parties as indicated and referred to in this Form 10-K:

ADDERALL XR® (mixed salts of a single entity amphetamine)
ADUVANZTM (lisdexamfetamine dimesylate)
AGRYLIN® (anagrelide hydrochloride)
AMITIZA® (trademark of Sucampo Pharmaceuticals)
APRISO® (trademark of Salix Pharmaceuticals, Ltd. (“Salix”))
ASACOL® (trademark of Medeva Pharma Suisse AG (used under license by Warner Chilcott Company, LLC (“Warner Chilcott”)))
BERINERT® (trademark of CSL Behring GmbH)
BERINERT P® (trademark of Aventis Behring GmbH)
BUCCOLAM® (midazolam hydrochloride oromucosal solution)
CALCICHEW® (trademark of Takeda Nycomed AS)
CARBATROL® (carbamazepine extended-release capsules)
CERDELGA®   (trademark of Genzyme Corporation (“Genzyme”))
CEREZYME® (trademark of Genzyme)
CINRYZE® (C1 esterase inhibitor [human])
CLAVERSAL® (trademark of Merckle Recordati)
COLAZAL® (trademark of Salix Pharmaceuticals, Inc)
CONCERTA® (trademark of Alza Corporation (“Alza”))
CONSTELLATM (trademark of Ironwood Pharmaceuticals)
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DELZICOL® (trademark of Warner Chilcott)
DERMAGRAFT® (trademark of Organogenesis Inc. (“Organogenesis”))
ELAPRASE® (idursulfase)
ELELYSO® (trademark of Pfizer Inc.)
ELVANSE® (lisdexamfetamine dimesylate)
ELVANSE ADULT® (lisdexamfetamine dimesylate)
ELVANSE VUXEN® (lisdexamfetamine dimesylate)
EPIVIR® (trademark of GlaxoSmithKline (“GSK”))
ESTRACE® (trademark of Trimel Pharmaceuticals Inc.)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
EXPUTEX® (trademark of Phoenix Labs)
FABRAZYME® (trademark of Genzyme)
FIRAZYR® (icatibant)
FOCALIN® (trademark of Novartis AG)
FOCALIN XR® (trademark of Novartis AG)
FOSRENOL® (lanthanum carbonate)
GATTEX® (teduglutide [rDNA origin])
HUNTERASETM (trademark of Green Cross Corp.)
INTUNIV® (guanfacine extended release)
KALBITOR® (trademark of Dyax Corporation)
KAPVAY® (trademark of Shionogi Pharma, Inc. (“Shionogi”))
LIALDA® (trademark of Nogra International Limited)
MEDIKINET® (trademark of Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”))
METADATE CD® (trademark of UCB Pharma, S.A.)
MEZAVANT® (trademark of Giuliani International Limited)
MICROTROL® (trademark of Supernus Pharmaceuticals, Inc. (“Supernus”))
MOVICOL® (trademark of Edra AG, S.A.)
NATPAR® (parathyroid hormone)
NATPARA® (parathyroid hormone (rDNA))
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))
PLENADREN (hydrocortisone, modified release tablet)
PREMIPLEX® (IGF-I/IGFBP-3)
QUILLIVANT® (trademark of Next Wave Pharmaceuticals, Inc.)
REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of Johnson & Johnson (“J&J”)), excluding UK and Republic of Ireland)
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)

REVESTIVE® (teduglutide)
RITALIN LA® (trademark of Novartis AG)
RUCONEST® (trademark of Pharming Intellectual Property B.V.)
SALOFALK® (trademark of Dr Falk Pharma)
STRATTERA® (trademark of Eli Lilly and Company)
TYVENSE® (lisdexamfetamine dimesylate)
UCERIS® (trademark of Santarus, Inc.)
VASCUGEL® (allogeneic aortic endothelial cells cultured in a porcine gelatin matrix [Gelfoam®] with cytokines, implanted)
VANCOCIN® (trademark of ANI Pharmaceuticals Inc.)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZAVESCA® (trademark of Actelion Pharmaceuticals, Ltd.)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
2014 Form 10-K Annual Report
Table of contents

PART I
ITEM 1. BUSINESS
General	7
Strategy	7
Business model	7
2014 highlights	8
Financial information about operating segments	9
Sales and marketing	9
Manufacturing and distribution	24
Intellectual property	25
Competition	27
Government regulation	29
Third party reimbursement and pricing	30
Responsibility	32
Employees	32
Available information	32
ITEM 1A. RISK FACTORS	33
ITEM 1B. UNRESOLVED STAFF COMMENTS	40
ITEM 2. PROPERTIES	41
ITEM 3. LEGAL PROCEEDINGS	42
ITEM 4. MINE SAFETY DISCLOSURES	42

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	43
ITEM 6. SELECTED FINANCIAL DATA	46
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	76
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	79
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	79
ITEM 9A. CONTROLS AND PROCEDURES	79
ITEM 9B. OTHER INFORMATION	80

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	81
ITEM 11. EXECUTIVE COMPENSATION	86
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	117
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	118
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	118

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	120

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a leading biopharmaceutical company that focuses on developing and marketing innovative medicines for patients with rare diseases and other specialty conditions.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development (“R&D”), focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, investors and employees.

Strategy

Shire’s purpose is to enable people with life altering conditions to lead better lives.

The Company aspires to become a leading global biotech delivering innovative medicines to patients with rare diseases and other specialty conditions. This is underpinned by four strategic drivers:

Growth:

•	Optimize In-Line assets via commercial excellence
•	Advance late-stage pipeline and launch new products
•	Accelerate growth through the acquisition of core / adjacent assets

Innovation:

•	Expand the Company’s rare disease expertise and offerings
•	Reinvest in R&D
•	Extend the Company’s portfolio to new indications and therapeutic areas
•	Collaborate globally to advance the Company’s scientific and commercial priorities

Efficiency:

•	Operate a lean and agile organization
•	Concentrate operations in Lexington, MA, US and Zug, Switzerland
•	Execute to a high standard by meeting milestones and delivering on the Company’s commitments

People:

•	Foster and reward a high performance culture
•	Attract, develop and retain the best talent
•	Live our values

Business model

In 2013 Shire integrated its operations into a simplified “One Shire” organization. The One Shire model has created a simple structure and a focused, efficient organization that is scalable for growth.

Shire has commercial units that focus exclusively on the commercial execution of its marketed products (the “In-Line” group) in the areas of Rare Diseases, Neuroscience, Gastrointestinal (“GI”) and Internal Medicine, and in Ophthalmics to support the development of Shire’s ophthalmic pipeline candidates. This ensures that the Company provides innovative treatments, and services the needs of its customers and patients, as efficiently as possible.

Shire has a single R&D organization (the “Pipeline” group), and early stage research is focused primarily on rare diseases. This single structure is designed to ensure Shire explores and develops opportunities built upon its core capabilities, priority commercial units and therapeutic areas, and also seeks to explore related and emerging areas.

Growth is also fuelled by the acquisition of new companies, in-licensing and new product development opportunities through R&D partnerships. Shire’s global corporate development team searches for new technologies, innovative products and strategic partnerships. The team engages in conversations with scientists and entrepreneurs on a global basis, while collaborating with commercial and R&D experts throughout the Company.

Shire’s support functions, including Technical Operations, are unified across the business to run as efficiently and effectively as possible to support the In-Line and Pipeline activities.

Shire leads its business through the Executive Committee, with support from its In-Line Committee and Pipeline Committee, which comprise senior management from across functions and commercial units to support the In-Line products and Pipeline activities. The Executive Committee is responsible for ensuring the appropriate allocation of resources and focused decision making across the enterprise in the best interests of Shire’s, patients, shareholders and other stakeholders.

2014 and Recent Highlights

See “Currently marketed products” and “Products under development” below for a full discussion of 2014 product, pipeline and business highlights, including:

Pipeline development:

•
the announcement that the US Food and Drug Administration (“FDA”) approved VYVANSE (lisdexamfetamine dimesylate) Capsules (CII), the first and only medication for the treatment of moderate to severe binge eating disorder (“BED”) in adults;

•
the announcement that the FDA has granted Fast Track designation for SHP609 (idursulfase-IT; also known as HGT-2310) for the treatment of neurocognitive decline associated with Hunter syndrome (mucopolysaccharidosis II or MPSII);

•
the announcement of the Company’s intention to submit a New Drug Application (“NDA”) for lifitegrast in the first quarter of 2015 as a treatment for the signs and symptoms of Dry Eye disease in adults;

•
the submission of  an Investigational New Drug (“IND”) application for SHP607 for the prevention of retinopathy of prematurity (“ROP”) with the FDA. Shire further announced that it has received Fast Track designation from the FDA for SHP607;

•
the completion of two Phase 2 studies of SHP620 (maribavir) for the treatment of cytomegalovirus infection (“CMV”) in transplant patients. The results of the first study showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable plasma CMV) in the treatment of asymptomatic CMV viremia in transplant recipients. The second study showed that maribavir, at all doses, was effective at lowering CMV to below the limits of assay detection in patients with disease which is resistant or refractory to the standard of care CMV therapy (e.g., valganciclovir, foscarnet). Approximately two-thirds of patients across the maribavir treatment groups achieved an undetectable plasma CMV DNA (viral load) within six weeks. SHP620 has been granted orphan drug designation in both the US and EU;

•
the announcement of top-line results from two Phase 4 efficacy and safety studies of VYVANSE compared with CONCERTA (methylphenidate HCl). In SPD489-406, the forced-dose titration study, VYVANSE was found to be statistically superior to CONCERTA on the primary efficacy analysis. In SPD489-405, the dose optimization study, neither VYVANSE nor CONCERTA was found to be statistically superior to the other on the primary efficacy analysis, with a larger mean improvement found for VYVANSE than CONCERTA;

Geographical expansion:

•
the approval of a marketing authorization by the Ministry of Health, Labour and Welfare (“MHLW”) and subsequent launch for AGRYLIN (marketed as XAGRID in the EU) in Japan in adult essential thrombocythaemia patients;

•	the approval of a marketing authorization by the MHLW and subsequent launch of VPRIV in Japan, for the improvement of symptoms of Gaucher disease;

•
the acceptance of the submission of a Marketing Authorisation Application (“MAA”) by the European Medicines Agency (“EMA”) for INTUNIV the once-daily, non-stimulant guanfacine extended release for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in children/adolescents aged 6-17 years;

•	the announcement that ELVANSE received a positive response from the European Decentralised Procedure (“DCP”) in the three European countries participating in the procedure (UK, Denmark and Sweden);

Business development:

•
the acquisition of NPS Pharma on February 21, 2015 for a total cash consideration of approximately $5.2 billion. This acquisition added global rights to an innovative product portfolio with multiple growth catalysts, including, GATTEX/REVESTIVE with growing sales for the treatment of adults with Short Bowl Syndrome (“SBS”), a rare GI condition; and NATPARA/NATPAR, following its US approval on January 23, 2015, the only bioengineered hormone replacement therapy for use in the treatment of Hyperparathyroidism (“HPT”), a rare endocrine disease;

•
the acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”) which added global rights to two late stage pipeline assets, SHP625 (formerly LUM001), in Phase 2 clinical development with four potential orphan indications; and SHP626 (formerly LUM002), ready to enter a Phase 1b multiple dose trial in the first half of 2015;

•
the acquisition of Fibrotech Therapeutics Pty Ltd. (“Fibrotech”) which added global rights of SHP627 (formerly FT011) in Phase 1b clinical development, a new class of oral drug with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. In addition Shire has acquired Fibrotech’s library of novel molecules including SHP628 (formerly FT061), which is in pre-clinical development;

•
the acquisition of BIKAM Pharmaceuticals Inc. (“BIKAM”) which added global rights to SHP630 (formerly BIK-406) in pre-clinical development, for the potential treatment of autosomal dominant retinitis pigmentosa (“adRP”);

•
the announcement of a worldwide licensing and collaboration agreement with ArmaGen Technologies, Inc. (“ArmaGen”) to develop and commercialize AGT-182, an investigational enzyme replacement therapy for the potential treatment of both the central nervous system and somatic manifestations in patients with Hunter syndrome;

•
the successful acquisition and integration of ViroPharma Inc. (“ViroPharma”) which added a marketed product for the prophylactic treatment of Hereditary Angioedema (“HAE”), CINRYZE, as well as a number of other marketed products and a pipeline of product candidates in the rare disease area.

Other developments:

•	the termination of AbbVie’s offer for Shire, pursuant to which AbbVie paid the break fee due under the cooperation agreement of approximately $1.635 billion;

•
the receipt of the assessments and subsequent settlement with the Canadian revenue authorities by which Shire’s Canadian subsidiary, Shire Canada Inc. received total cash repayments equivalent to $417 million;

•
the announcement that the US Supreme Court has granted Shire’s petition in the Shire v. Watson patent case regarding LIALDA. The granting of this petition by the Supreme Court vacates the decision of the US Court of Appeals for the Federal Circuit with respect to the claim construction in the case against Watson (now Actavis). For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K;

•
the announcement related to patent infringement lawsuit regarding VYVANSE, that certain claims of the patents protecting VYVANSE were both infringed and valid. The Court’s summary judgment ruling concerning Shire’s motion included 18 patent claims from four of the FDA Orange Book-listed patents for VYVANSE, which cover VYVANSE’s active ingredient, the lisdexamfetamine dimesylate compound, and a method of using lisdexamfetamine dimesylate for the treatment of ADHD; and

•
the announcement that Shire reached final agreement on all matters with the US Government relating to a previously disclosed civil investigation of its US sales and marketing practices relating to ADDERALL XR, VYVANSE, DAYTRANA, LIALDA and PENTASA.

Financial information about operating segments

The Company comprises a single operating and reportable segment. This segment is engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs. Additional segment information is presented in Note 24 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Sales and marketing

At December 31, 2014 the Company employed 2,151 (2013: 2,185) sales and marketing staff to service its operations throughout the world, including its major markets in North America, Europe, Latin America, and Asia Pacific.

Currently marketed products

The table below lists the Company’s main marketed products at December 31, 2014 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

Products	Disease area	Owner/licensor	Key territories
Treatments for Neuroscience
VYVANSE/VENVANSE/ ELVANSE/TYVENSE/ELVANSE VUXEN/ADUVANZ (lisdexamfetamine dimesylate)	ADHD	Shire	US, Europe, Canada and Brazil (1)
ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada
INTUNIV (extended release guanfacine)	ADHD	Shire	US and Canada
EQUASYM (methylphenidate hydrochloride) modified release (XL)	ADHD	Shire	Europe
BUCCOLAM	Epilepsy	Shire	Europe

Treatments for gastrointestinal (“GI”) diseases
LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative Colitis	Nogra SpA	US, Canada and Europe (2,3)
PENTASA (mesalamine)	Ulcerative Colitis	Shire	US
RESOLOR (prucalopride)	Chronic constipation in women	Shire	Europe

Treatments for Rare Diseases
REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(4)
ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II, MPS II)	Shire	Global(5)
VPRIV (velaglucerase alfa)	Gaucher disease, Type 1	Shire	Global
FIRAZYR (icatibant)	HAE	Shire	US, Europe and Latin America
CINRYZE C1 esterase inhibitor [human]	HAE	Shire	US, Europe and Latin America

Treatments for diseases in Other therapeutic areas
FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(2, 6)
XAGRID/ AGRYLIN (anagrelide hydrochloride)	Elevated platelet counts in at risk essential thrombocythemia patients	Shire	Europe and Japan (2)
PLENADREN (modified release hydrocortisone)	Indicated for treatment of adrenal insufficiency in adults	Shire	Europe
(1) Marketed in Brazil as VENVANSE and in the EU as ELVANSE or TYVENSE.
(2) Marketed by distributors in certain other markets.
(3) Marketed in the US as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.
(4) Marketed in Japan under license by Dainippon Sumitomo Pharma Co., Ltd. (“DSP”).
(5) Marketed in Asia Pacific under license by Genzyme.
(6) Marketed in Japan under license by Bayer Yakuhin Limited (“Bayer”).

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

The worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the US, approximately 9.5% of all school-aged children (4-17 years old) have been diagnosed with ADHD at some point in their lives and two-thirds (66.3%) of those with a current ADHD diagnosis were taking medication (CDC, 2010). Over 50% of children may have symptoms that persist into adulthood. According to the results from the National Comorbidity Survey Replication (Am J Psychiatry, 2006), the disorder is estimated to affect 4.4% of US adults aged 18 to 44. The international ADHD market was approximately $903 million in 2013 (moving annual total (“MAT”) October 2013) and grew 10.0% to reach approximately $993 million in the same period in 2014.

According to IMS Health National Prescription Audit (“IMS NPA”), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US ADHD market was valued at approximately $8.9 billion for the twelve months ended December 2014; this represents an increase of approximately 6.2% from the twelve months ended December 2013.

VYVANSE/ VENVANSE/ ELVANSE/ TYVENSE

VYVANSE is the first pro-drug stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine. VYVANSE is therapeutically inactive until metabolized in the body.

The FDA approved VYVANSE as a once-daily treatment for children aged 6 to 12 with ADHD in February 2007, for adults in April 2008 and for adolescents aged 13 to 17 in November 2010. In addition VYVANSE became the first drug in its class to be approved by the FDA for maintenance treatment, having been approved both as a maintenance treatment in adults with ADHD in January 2012, and as a maintenance treatment in pediatrics and adolescents aged 6 to 17 in April 2013. VYVANSE is available in the US in seven dosage strengths: 10mg, 20mg, 30mg, 40mg, 50mg, 60mg and 70mg.

VYVANSE was approved by Health Canada for the treatment of ADHD in pediatric patients aged 6 to 12 in February 2009, for adolescents and adults in November 2010, and was launched in Canada in January 2010 for pediatric patients and January 2011 for adolescents and adults.

VENVANSE was granted marketing authorization by ANVISA, the Brazilian health authority, for the treatment of ADHD in children aged 6-12, and launched in May 2011 and launched for adolescents and adults in November 2013.

ELVANSE/TYVENSE received a positive outcome from the European Decentralised Procedure in December 2012. ELVANSE is indicated as part of a comprehensive treatment program for ADHD in children 6 years of age and over when response to previous methylphenidate treatment is considered clinically inadequate. The product has received Marketing Authorization approvals and launched in eight countries (UK, Germany, Sweden, Spain, Norway, Finland, Denmark, and Ireland).

ELVANSE ADULT/ELVANSE VUXEN/ADUVANZ received a positive outcome from the European Decentralised Procedure in January 2015. ELVANSE ADULT is indicated as part of a comprehensive treatment programme for ADHD in adults taking into consideration the profile of the patient, including a thorough assessment of the severity and chronicity of the patient’s symptoms, the potential for abuse, misuse or diversion and clinical response to any previous pharmacotherapies for the treatment of ADHD. The product has received Marketing Authorization approval in the UK and Marketing Authorization for Sweden and Denmark is expected in the first quarter of 2015.

VYVANSE was also approved in January 2015 as the first and only treatment of moderate to severe BED.  BED is defined as recurring episodes (more than once weekly), for at least 3 months, of consuming a large amount of food in a short time, compared with others. Patients feel a lack of control during a binge eating episode and marked distress over their eating. They typically experience shame and guilt, among other symptoms, about their binge eating and may conceal the symptoms.  Unlike people with other eating disorders, adults with BED don’t routinely try to “undo” their excessive eating with extreme actions like purging or over-exercising. BED is the most common eating disorder in the US, affecting an estimated 2.8 million adults1 according to a national survey. BED occurs in both men and women and is more common than anorexia and bulimia combined. BED can occur in normal, overweight, and obese adults, and is seen across racial and ethnic groups.

Litigation proceedings relating to the Company’s VYVANSE patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

1 Crossrow N, Russo LJ, Ming EE,, Witt EA, Victor TW, Wadden TA.  Poster, APA 167th Annual Meeting, New York, NY, May 3 – 7, 2014

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

Teva Pharmaceutical Industries, Ltd. (“Teva”) and Impax Laboratories, Inc. (“Impax”) commenced commercial shipment of their authorized generic versions of ADDERALL XR in April and October 2009, respectively. Shire currently receives royalties from Impax’s sales of authorized generic ADDERALL XR.  Shire’s supply obligations to Impax ended September 30, 2014. Shire has extended its supply agreement with Teva until September 30, 2016.  From the third quarter of 2012 Shire also started receiving royalties from Actavis’ sales of its generic version of ADDERALL XR. In December 2013, Shire entered into an agreement with Sandoz Inc. (“Sandoz”) whereby Shire will supply Sandoz with an authorized generic version of ADDERALL XR beginning July 1, 2016.  From the December 1, 2013 effective date of the agreement through the end of the agreement’s five-year term, Sandoz has agreed to exclusively sell the authorized generic version of ADDERALL XR supplied by Shire. Shire will receive a royalty on Sandoz's sales of the product.

In June 2012 the FDA stated that it will require that all abbreviated new drug applications (“ANDAs”) for ADDERALL XR will have to establish bioequivalence using partial area under the curve measurements at multiple time points post-dosing and for both d- and l-amphetamine. The FDA response is consistent with recent decisions on other long-acting ADHD products.

Further information about litigation proceedings regarding ADDERALL XR can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

In March 2014, the Company announced the acceptance of submission of a MAA by the EMA for once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

In April 2013, Shire settled outstanding litigation with Actavis Inc. and certain of its respective affiliates (“Actavis”) and six other ANDA filers regarding their respective ANDAs for INTUNIV. The settlement provides Actavis with a license to make and market Actavis’ generic versions of INTUNIV in the United States for 180 days starting on December 1, 2014. Such sales require the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis’ exclusivity. The settlement also provides the other six ANDA filers with a license to make and market their respective generic versions of INTUNIV in the United States 181 days after Actavis’ launch of generic INTUNIV. Actavis launched a generic version of INTUNIV on December 1, 2014.

Further information about litigation proceedings regarding INTUNIV can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

EQUASYM

In March 2009, Shire acquired from UCB the worldwide rights (excluding US, Canada and Barbados) to EQUASYM immediate release and modified release (XL) preparations for the treatment of ADHD in children and adolescents aged 6 to 17. Shire is focusing exclusively on the XL form. At December 31, 2014 EQUASYM XL was commercially available in 10 countries in 10mg, 20mg and 30mg strengths. EQUASYM XL is marketed in Mexico and South Korea by Shire under the trade name METADATE CD.

Epilepsy disease state

Epilepsy is a chronic condition in which a person has a tendency to have recurrent seizures, normally diagnosed after 2 seizures3. Young children are most at risk because the developing brain is more prone to seizures than the mature brain.  In Europe, approximately 6 million1 people are affected. An estimated 700,000 suffer2 from this condition between 3 months and less than 18 years of age. At least 30% of patients have inadequate seizure3 control, despite appropriate therapy. The aim of anti-epileptic drugs treatment is ‘seizure freedom’ – to prevent seizures. Prolonged, acute seizures are one of the most common neurological emergencies in children, which, if left untreated, can progress to status epilepticus, a condition that is associated with significant morbidity and mortality. Current estimates of case-fatality in childhood range between 2.7% and 5.2%4, but in those admitted to paediatric intensive care units it ranges between 5% and 8%.  Early treatment of prolonged, acute seizures is important, as delayed medical intervention can affect outcomes and drug response. A prospective, population-based study in children demonstrated that for every minute of delay from the start of convulsive status epilepticus to arrival at hospital, there is a 5% cumulative increase in the risk of the seizure5 lasting longer than 60 minutes. Clinical guidelines outlining the treatment of prolonged seizures in children have been issued in several EU countries (UK, Belgium, Finland, France, Germany, Italy, Netherlands, and Sweden).

1 (ILAE/IBE/WHO Global Campaign Against Epilepsy 2010)
2 (Calculation from incidence rate, validated with Young Epilepsy)
3 (Kwan and Brodie 2000; Pellock 2007)
4 (Novorol CL, Chin RF, Scott RC. Outcome of convulsive status epilepticus: a review. Arch Dis Child 2007;92 (11):948–951)
5 (Chin RF, Neville BG, Peckham C, et al. Treatment of community-onset, childhood convulsive status epilepticus: a prospective, population based study. Lancet Neurol 2008;7 (8):696–703

BUCCOLAM

BUCCOLAM is the first and only licensed oromucosal midazolam solution for the treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents (from 3 months to 18 years of age) designed to be used by care givers in out of hospital settings.  BUCCOLAM must only be used by parents/care givers where the patient has been diagnosed to have epilepsy.  For infants 3–6 months of age treatment should be in a hospital setting where monitoring is possible and resuscitation equipment is available.  BUCCOLAM received a positive outcome from the European Union Centralised Procedure in June 2011 resulting in Marketing Authorization approvals in all EU member states.  BUCCOLAM was the first Paediatric Use Marketing Authorisation (PUMA) to be approved in Europe (in September 2011).  PUMA for BUCCOLAM provides doctors and pharmacists the opportunity to prescribe and dispense a product for children where the quality, safety, and efficacy have been independently assessed, transparently and publicly, and the product determined to be of appropriate quality and the benefit-risk favourable.  Additionally, PUMA gives 8 years of data exclusivity plus an additional 2 years of marketing exclusivity to encourage the development of medicines for children.  BUCCOLAM is launched and marketed in UK, Ireland, France, Nordics, Spain, Germany, Italy, Israel and Greece.  BUCCOLAM is supplied in pre-filled, ready-to-use, unit-dose preparation, oral syringes.

Treatments for Ulcerative Colitis (“UC”)

UC was estimated to affect approximately 1.2 million patients in major markets (US and EU5) in 2010 according to Ulcerative Colitis: Decision Resources’ Market Forecast and Opportunity Analysis (May, 2012). UC is a serious chronic inflammatory disease of the colon in which part or all of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The first line treatment for inflammatory bowel disease is mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

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

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in other countries, at December 31, 2014, LIALDA/MEZAVANT was commercially available in 19 countries either directly or through distributor arrangements. LIALDA is marketed in certain territories outside the US by Shire under the trade name MEZAVANT and MEZAVANT XL.

Litigation proceedings relating to the Company’s LIALDA patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

In October 2009 RESOLOR was approved by the EMA throughout the EU as a once daily oral treatment for symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. In July 2010, Swissmedic granted RESOLOR marketing authorization in Switzerland for the treatment of idiopathic chronic constipation in adults for whom the currently available treatment options involving dietary measures and laxatives do not provide sufficient effect. RESOLOR is available in 1mg and 2mg dose strengths, both for once-daily dosing. As of December 31, 2014 RESOLOR was available in 18 EU countries.

On January 10, 2012 Shire announced that it had acquired the rights to develop and market RESOLOR in the US pursuant to an agreement with Janssen Pharmaceutica N.V., part of the J&J Group.

Treatments for Rare Diseases

A rare disease is a life-threatening or chronically debilitating condition affecting a limited number of patients. It is defined as rare in Europe when fewer than 5 in 10,000 people are affected, and in the US when fewer than 200,000 people are affected (Aronson J. Br J Clin Pharmacol 2006). Although rare diseases affect only a small number of people, collectively they impact millions of patients and their families. Globally, an estimated 350 million people – almost five percent of the world’s population – are living with a rare disease (Global Genes. Rare diseases: facts and statistics). There are approximately 7,000 rare diseases identified, of which 80% are genetic (Engel PA. Journal of Rare Disorders 2013 / Global Genes. Rare diseases: facts and statistics).

Compared to widespread conditions that strike hundreds of millions of people, rare diseases can lack similar levels of interest amongst the general public and medical/research communities (Shire Impact Report). Many people with a rare disease continue to experience low quality of life, high levels of disability, and may be at risk of early death due to delay in diagnosis or misdiagnosis (EURODIS. The voice of 12,000 patients). Effective treatments are available for only about 1% of rare diseases (Rollet P. Orphanet J Rare Dis 2013). These untreated diseases impose very high societal, emotional and economic costs.

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

In August 2001, REPLAGAL was granted marketing authorization in the EU. At December 31, 2014 REPLAGAL was approved in 46 countries excluding the US.

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

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the EMA in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE has been granted orphan drug exclusivity by both the FDA and the EMA. ELAPRASE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the Patient Protection and Affordable Care Act (“PPACA” or “ACA”).

ELAPRASE received approval from the MHLW in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region.

At December 31, 2014 ELAPRASE was approved in 51 countries.

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

VPRIV was approved by the FDA in February 2010 for the long term treatment of patients with Type 1 Gaucher disease. The EMA approved the marketing authorization for the use of VPRIV in August 2010. VPRIV has been granted orphan drug status in the EU with up to ten year’s market exclusivity from August 2010. VPRIV also benefits from the 12 years of data exclusivity in the US from the date of grant of registration given to innovator biologics under the ACA.

At December 31, 2014 VPRIV was approved in 40 countries.

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

At December 31, 2014 FIRAZYR was approved in 38 countries.

CINRYZE

CINRYZE is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency. CINRYZE is marketed and sold in the US for routine prophylaxis against HAE attacks in adolescent and adult patients with HAE. CINRYZE has been granted orphan drug exclusivity by the FDA, providing it with up to 7 years market exclusivity in the US from October 2008. CINRYZE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the ACA from October 2008. In June 2011, marketing authorization in the EU was granted for CINRYZE in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self-administration option for appropriately trained patients.

At December 31, 2014 CINRYZE was approved in 36 countries.

Treatments for Other therapeutic areas

FOSRENOL

FOSRENOL is a phosphate binder that is indicated for use in patients with end-stage renal disease (stage 5) receiving dialysis and, from October 2009, is also indicated in the EU for the treatment of adult patients with Chronic kidney disease (“CKD”) who are not on dialysis with serum phosphate > 1.78 mmol/L (5.5 mg/dL) in which a low phosphate diet alone is insufficient to control serum phosphate levels. It is estimated that there are approximately 2 million patients worldwide with end-stage renal disease on dialysis (Nephrol Dial Transplant, 2005). In this condition the kidneys are unable to regulate the balance of phosphate in the body. If untreated, the blood phosphate levels can become elevated (hyperphosphatemia). The Kidney Disease Improving Global Outcomes (KDIGO) guidelines recommend that serum phosphate levels in CKD patients should be managed towards normal (Kidney International, 2009). FOSRENOL binds dietary phosphate in the gastrointestinal tract to prevent it from passing through the gut lining and, based upon this mechanism of action, phosphate absorption from the diet is decreased.

Formulated as a chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths. The FDA approved the 500mg dosage strength in 2004 and the 750mg and 1,000 mg dosage strengths were approved in 2005. In March 2009 FOSRENOL was launched in Japan. An oral powder formulation was approved and made available in certain European countries in 2012 and was approved in the US in 2014.

At December 31, 2014 FOSRENOL was approved in 48 countries.

XAGRID/ AGRYLIN

XAGRID is an orphan medicinal product which is marketed in Europe for the reduction of elevated platelet counts in at-risk ET patients. It was granted a marketing authorization in the EU in November 2004. In November 2014, the orphan exclusivity was extended for an additional two years to November 2016 under the EU Pediatric Regulation.

In the US, anagrelide hydrochloride is sold by the Company under the trade name AGRYLIN for the treatment of thrombocythemia secondary to a MPD. Generic versions of AGRYLIN have been available in the US market since 2005.

At December 31, 2014 XAGRID/AGRYLIN was approved in 47 countries.

PLENADREN

Adrenal insufficiency (AI) is a rare, chronic and potentially fatal endocrine disorder characterised by failure in the production of the hormone cortisol. AI affects less than 4.5 in 10,000 people in Europe1,2, but can lead to serious, life-threatening conditions such as cardiovascular, malignant or infectious diseases, as well as disorders which impact on health and quality of life. The many symptoms of AI include fatigue, anorexia, weight-loss, fever, muscle weakness, abdominal pains, dizziness and headaches. To survive, AI patients need replacement therapy with glucocorticoids (usually hydrocortisone) and because it is a chronic condition, they require this life-saving therapy throughout their lives3.

PLENADREN is indicated for the treatment of adrenal insufficiency in adults in the since 2011.  It is a novel, once daily hydrocortisone, dual-release tablet, designed to better mimic the body's natural cortisol production compared to standard treatment. PLENADREN is proven to be effective and well tolerated compared to standard therapy, demonstrating a delivery of cortisol that is more in line with the body's own cortisol profile, thus avoiding the unphysiological cortisol peaks seen with standard glucocorticoid therapy.  These peaks are thought to be associated with an increased risk of morbidity and premature mortality.

1 Laureti S, Vecchi L, Santeusanio F, Falorni A. Is the Prevalence of Addison's Disease Underestimated? J Clin Endocrinol Metab. 1999 May;84(5):1762.
2 Regal M, Páramo C, Sierra JM, García-Mayor RV. Prevalence and Incidence of Hypopituitarism in an Adult Caucasian Population in Northwestern Spain. Clin Endocrinol (Oxf). 2001;55:735–740
3 Arlt W, Allolio B. Adrenal insufficiency. Lancet. 2003 May 31;361(9372):1881-93.

Royalties received from other products

Antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK.  These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B virus. Royalty terms expired in most territories outside of the US during 2012. In the US, royalty terms expire between 2015 and 2018.

ADHD

ADDERALL XR

Shire receives royalties from Impax’s sales of its authorized generic version of ADDERALL XR. From the third quarter of 2012, Shire also started receiving royalties from Actavis’ sales of their generic version of ADDERALL XR.

INTUNIV

Commencing December 1, 2014 Shire is entitled to royalties from Actavis’ sales of its generic version of INTUNIV, for 180 days from launch. Such sales will require the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis’ exclusivity, which will be between December 1, 2014 and May 21, 2015.

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

Products under development

The Company focuses its development resources on projects in a number of therapeutic areas, including rare diseases, neuroscience, ophthalmics, hematology and GI, and focuses its early development projects primarily on rare diseases. Total R&D expenditures (including impairment charges and depreciation) of $1,067.5 million, $933.4 million and $953.0 million were incurred in the years ended December 31, 2014, 2013 and 2012, respectively.

The table below lists the Company’s products in clinical development and registration as of December 31, 2014 by stage of development indicating the most advanced development status reached in major markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this ITEM 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on pages 25-26 of this ITEM 1 are potentially relevant to the corresponding development projects listed below. However as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status at December 31, 2014	The Company’s territorial rights
INTUNIV	ADHD in children and adolescents	Registration in EU (regulatory submission in Q1 2014)	Global

VYVANSE (lisdexamfetamine dimesylate)	BED in adults	Registration in US (regulatory submission in Q3 2014)	Global(1)

SHP606	Treatment of Dry Eye Disease (“DED”)	Phase 3 in US (entered Phase 3 in Q4 2012)	Global

SHP465	Treatment of ADHD in adults	Phase 3 in US (originally entered Phase 3 in 2005)	US

FIRAZYR	ACE inhibitor-induced Angioedema (“ACE-1 AE”)	Phase 3 in US (entered Phase 3 in Q4 2013)	Global

FIRAZYR	HAE	Phase 3-ready in Japan (entered Phase 3 in Q1 2015)	Global

SHP555 (prucalopride)	Chronic constipation in Males	Phase 3 in EU (entered Phase 3 in Q4 2010) Phase 3-ready in US	US and EU

INTUNIV	ADHD in children and adolescents	Phase 3 in Japan (entered Phase 3 in Q2 2013)	Global(2)

SHP616 (CINRYZE)	Prophylaxis and acute treatment of angioedema	Phase 3-ready in Japan	US, EU and Japan

LDX (lisdexamfetamine dimesylate)	ADHD in children and adolescents	Phase 2 in Japan	Global(2)

SHP602	Chronic Iron-overload (on clinical hold)	Phase 2	Global

SHP607	Retinopathy of Prematurity (“ROP”)	Phase 2	Global

SHP609	Hunter syndrome with CNS symptoms	Phase 2/3	Global (3)

SHP610	Sanfilippo A Syndrome (MPS IIIA)	Phase 2b	Global(3)

SHP620	Treatment of cytomegalovirus infection (“CMV”) in transplant patients	Phase 2	Global

SHP625 (formerly LUM001)	Treatment of cholestatic liver diseases	Phase 2	US and EU

SHP611	Metachromatic Leukodystrophy (“MLD”)	Phase 1/2	Global

SHP616 (CINRYZE SC)	Routine prophylaxis against HAE attacks in adolescent and adult patients by sub-cutaneous injection	Phase 1	Global
SHP616 (CINRYZE-life cycle management and new uses)	Acute Neuromyelitis Optica (“NMO”), and Paroxysmal Nocturnal Hemoglobinuria (“PNH”),	Phase 1	Global
SHP616 (CINRYZE-life cycle management and new uses)	Acute Antibody Mediated Rejection (“AMR”)	Phase 2	Global

SHP622 (formerly VP 20629)	Treatment of Friedreich’s Ataxia (“FA”)	Phase 1	Global

SHP626 (formerly LUM002)	Treatment of nonalcoholic steatohepatitis (“NASH”)	Phase 1	Global
SHP627(formerly FT001)	Focal Segmental Glomerulosclerosis	Phase 1b	Global

(1)	FDA approval obtained on January 30, 2015.
(2)	Under co-development with Shionogi in Japan as a result of a license and collaboration agreement.
(3)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license with Shire.

Products in registration as at December 31, 2014

INTUNIV for the treatment of ADHD in the EU

In March 2014, the Company announced the acceptance of submission of an MAA by the EMA for once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

VYVANSE for the treatment of BED

In November 2013, the Company reported positive top-line results from two identically designed randomized placebo-controlled Phase 3 studies evaluating the efficacy and safety of VYVANSE versus placebo in adults with BED. In both studies VYVANSE was found to be statistically superior to placebo on the primary efficacy analysis (p-value <0.001) of the change from baseline at weeks 11 to 12 in terms of number of binge days per week. The safety for VYVANSE in these two studies appears to be generally consistent with the known profile established in studies in adults with ADHD. On September 15, 2014, Shire announced that the FDA had accepted for filing with priority review a sNDA for VYVANSE as a treatment for adults with BED. On January 30, 2015 the FDA approved VYVANSE for the treatment of moderate to severe BED in adults.

Products in clinical development as at December 31, 2014

Phase 3 and Phase 3-ready

SHP606 (lifitegrast) for the treatment of DED

Following a meeting with the FDA, on May 16, 2014 Shire announced that it intends to submit an NDA for SHP606 in the first quarter of 2015 as a treatment for the signs and symptoms of DED in adults. In parallel to preparing for the NDA submission, Shire is conducting a Phase 3 safety and efficacy study (OPUS-3) in support of a potential US label and labels in international markets. OPUS-3 is a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in subjective patient reported symptoms of dry eye disease, eye dryness score.

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

SHP465 for the treatment of ADHD in adults

Shire’s NDA for SHP465 was previously submitted in 2006 to support the use of SHP465 as a longer-acting, once-daily treatment for ADHD in adults. With the growing adult ADHD population there is now a larger patient population and Shire expects a greater commercial need for this type of product than in 2006. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults throughout the day.  On October 9, 2014 Shire announced that it had received further guidance from the FDA on the regulatory path for SHP465. After a series of follow-up discussions, the FDA has now clarified that additional pediatric data would be required for resubmission of SHP465.

FIRAZYR for the treatment of ACE-I AE

A Phase 3 clinical trial to assess the efficacy of FIRAZYR for the treatment of ACE-I AE was initiated in the fourth quarter of 2013 and is ongoing.

FIRAZYR for the treatment of HAE in Japan

Shire plans to initiate a Phase 3 trial to evaluate the efficacy and safety of FIRAZYR for the treatment of HAE in Japanese patients in 2015.

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012, Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Discussions have been conducted with the FDA and an NDA submission pathway has been agreed. Planning is underway to confirm Phase 3 program activities and timelines.

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

SHP607 for the prevention of ROP

SHP607 is in development as a protein replacement therapy for the preventative treatment of ROP, a rare eye disorder associated with premature birth. In December 2014 Shire received notification that SHP607 was granted Fast Track designation by the FDA.  In addition, this product has been granted orphan drug designation in both the US and EU. A Phase 2 clinical trial is currently ongoing.

SHP609 for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for Hunter syndrome patients with cognitive impairment. In January 2015 the FDA granted SHP609 Fast Track designation.  In addition, this product has been granted orphan designation in the US. The Company initiated a pivotal Phase 2/3 clinical trial in the fourth quarter of 2013 which is ongoing.

SHP610 for Sanfilippo A syndrome (Mucopolysaccharidosis IIIA)

SHP610 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A syndrome, a Lysosomal Storage Disorder. The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. Shire initiated a Phase 2b clinical trial for SHP610, which is designed to establish clinical proof of concept. The product has been granted orphan drug designation in the US and in the EU.

SHP620 (maribavir) for the treatment of CMV in transplant patients

SHP620 was acquired as part of the acquisition of ViroPharma on January 24, 2014. Shire has completed two Phase 2 studies in transplant recipients. The first trial was in first-line treatment of asymptomatic CMV viremia in transplant recipients and the results of this study showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable plasma CMV). The second study recently completed was for the treatment of resistant/refractory CMV infection/disease in transplant recipients. The purpose of this study was to determine whether maribavir is efficacious and safe in patients with disease which is resistant or refractory to the standard of care CMV therapy (e.g., valganciclovir, foscarnet). This study also showed that maribavir, at all doses, was effective at lowering CMV to below the limits of assay detection. Approximately two-thirds of patients across the maribavir treatment groups achieved an undetectable plasma CMV DNA (viral load) within 6 weeks. This product has been granted orphan drug designation in both the US and EU.

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

SHP616 (CINRYZE) for the treatment of AMR

A Phase 2 study for the treatment of AMR with SHP616 was completed in 18 patients. Shire has received FDA feedback and Shire plans to initiate a Phase 2/3 study in 2015.

Phase 1

SHP611 for the treatment of MLD

SHP611 is in development as an ERT delivered intrathecally for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a Phase 1/2 clinical trial in August 2012. This trial is fully enrolled and is ongoing.

SHP616 (CINRYZE) life cycle management and new uses

Shire is pursuing additional new formulations of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients including a subcutaneous formulation.  In addition, Shire is further considering opportunities to pursue additional therapeutic indications that may involve the C1 Inhibitor.  These new uses include NMO, PNH, and AMR.   In NMO, a Phase 1b investigator sponsored trial study was completed in 10 patients for acute therapy, and Shire plans to solicit FDA feedback in the first quarter of 2015 on advancing to Phase 3.  In PNH, an ex-vivo POC study in 6 patients has been completed, and Shire plans to advance to IND filing in 2015 based on the results of an additional pre-clinical study.

SHP622 (formerly VP 20629) for the treatment of Friedreich’s Ataxia (“FA”)

SHP622 is in development for the treatment of Friedreich’s Ataxia and was acquired as part of the acquisition of ViroPharma.  This product is a naturally occurring small molecular weight drug compound that prevents oxidative stress OX1 (indole-3-propionic acid) by a combination of hydroxyl radical scavenging activity and metal chelation. Phase 1 studies in healthy adults were completed in 2010. The drug was found to be generally well tolerated, and the pharmacokinetics revealed that the drug was rapidly absorbed and distributed in the body after oral administration. ViroPharma launched a Phase 1b trial of its VP20629 in adults with FA in September 2013. This trial is ongoing.

SHP626 (formerly LUM002) for the treatment of nonalcoholic steatohepatitis (“NASH”)

SHP626 was acquired as part of the acquisition of Lumena and is in development for the treatment of NASH, a common and often “silent” liver disease characterized by fat deposits in the liver and inflammation which can progress to significant fibrosis.  A US IND was approved by the FDA in the fourth quarter of 2014, and the Company expects to initiate a Phase 1b multiple dose trial in the first half of 2015.

SHP627 (formerly FT001) for the treatment of focal segmental glomerulosclerosis (“FSGS”)

On July 4, 2014 Shire completed its acquisition of Fibrotech, an Australian biopharmaceutical company developing a new class of orally available drugs with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. SHP627 has completed a Phase 1a study in healthy volunteers and is currently in a Phase 1b study in patients with diabetic nephropathy. The first Phase 2 study is expected to be initiated in FSGS patients in 2016.

Other pre-clinical development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

Manufacturing and distribution

Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for VYVANSE, INTUNIV, ADDERALL XR, LIALDA, FOSRENOL, PENTASA, XAGRID, CINRYZE and FIRAZYR. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plants in Cambridge, and Lexington, Massachusetts, US for REPLAGAL, ELAPRASE and VPRIV, respectively.

The Company currently has dual sources of API for VPRIV, VYVANSE, ADDERALL XR, LIALDA and PENTASA and is qualifying a second source for INTUNIV. The Company has two locations approved for the purification of REPLAGAL drug substance. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

CINRYZE API is derived from human plasma sourced from commercial plasma suppliers. The sourcing of plasma and the production of products derived from plasma are regulated extensively by the FDA, the EMA and other medical product and health care regulatory agencies. Shire relies on a combination of sources for plasma including long term supply agreements and periodic “spot purchases” of plasma from third party plasma suppliers.

Finished Product Manufacturing

The Company sources its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL, EQUASYM, CINRYZE, and XAGRID from third party contract manufacturers. The finished products for: REPLAGAL, ELAPRASE, VPRIV and FIRAZYR are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

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

Distribution

The Company’s US distribution center, which includes a large vault to house US Drug Enforcement Administration (“DEA”) regulated Schedule II products, is located in Kentucky. From there, the Company primarily distributes its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL and XAGRID to the US market through the three major wholesalers who have hub or distribution centers that stock Schedule II drugs in the US, providing access to nearly all pharmacies in the US.

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

Material customers

Shire’s three largest trade customers are McKesson Corp, Cardinal Health, Inc., and AmerisourceBergen which are based in the US. In 2014, these wholesale customers accounted for approximately 18%, 17% and 13% of product sales, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, unpatented know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position where it is unable to obtain patent protection or where marketed products are not covered by specific patents. The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the US, Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases the Company endeavors to either obtain patent protection itself or support patent applications by its licensors. The markets for some of the Company’s currently marketed and potential future products, such as those for rare diseases, are small and where possible the Company has sought and will seek orphan drug designation for products directed to these markets which, if granted, provides regulatory exclusivity for 7 years in the US and 10 years in the EU from the date of product approval (see “Government Regulation” below).

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements.

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

	Granted US and EP Patents	Expiration Date
ADDERALL XR	US 6,322,819 US RE 41148 US 6,605,300 US RE 42096 US 6,913,768 EP 1123087 EP 1542660	October 21, 2018 October 18, 2018 October 18, 2018 October 21, 2018 May 24, 2023 October 21, 2019 September 24, 2023
ELAPRASE	US 5,728,381 US 5,798,239 US 5,932,211	March 17, 2015 August 25, 2015 September 3, 2019
FIRAZYR	US 5,648,333	July 15, 2015
FOSRENOL	US 5,968,976 US 7,381,428 US 7,465,465 EP 0817639	October 26, 2018 August 26, 2024 August 26, 2024 March 19, 2016
INTUNIV	US 6,287,599 US 6,811,794	December 20, 2020 July 4, 2022
LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REPLAGAL	US 5,733,761 US 6,083,725 US 6,395,884 US 6,458,574 EP 1538202 EP 0935651 EP 2186902	March 31, 2015 September 12, 2017 September 12, 2017 September 13, 2016 September 12, 2017 September 12, 2017 March 9, 2020
RESOLOR	EP 807110	November 16, 2015
VPRIV	US 6,566,099 US 7,138,262 US 7,833,766 EP 1986612	September 12, 2017 July 6, 2022 May 14, 2029 February 6, 2027

VYVANSE
US 7,105,486
US 7,223,735
US 7,655,630
US 7,659,253
US 7,659,254
US 7,662,787
US 7,671,030
US 7,671,031
US 7,674,774
US 7,678,770
US 7,678,771
US 7,687,466
US 7,687,467
US 7,700,561
US 7,718,619
US 7,723,305
US 7,662,788
US 7,713,936
EP 1644019

February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 28, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
June 1, 2024

LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 6,180,639	July 30, 2018

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

Markets for the treatment of Neuroscience diseases

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including authorized generic and generic versions of CONCERTA and RITALIN LA, ADDERALL XR, INTUNIV, KAPVAY (twice daily, clonidine extended release), FOCALIN XR, and QUILLIVANT, a liquid methylphenidate. Shire’s share of the US ADHD prescription market in December 2014 was 23.9% (compared to 25.7% in December 2013). Overall the US ADHD prescription market grew by 4.9% in the year ended December 31, 2014 (compared to 6.2% in the same period in 2013).Shire’s key ADHD market is the US, with the Company having three products for the treatment of ADHD (VYVANSE, ADDERALL XR and INTUNIV). Shire also has ADHD products in Canada, Brazil, Mexico, South Korea and selected EU markets and further geographic expansion plans are underway, including a collaboration agreement with Shionogi to co-develop and sell VYVANSE and INTUNIV in Japan.

Key branded competitors in the US are stimulants CONCERTA and FOCALIN XR, and non-stimulants STRATTERA and KAPVAY. Generic immediate release stimulants which constitute 33.4% of the ADHD market (IMS NPA, December 2014) are showing strong growth in the US ADHD market, growing 9.5% in the year from December 31, 2013 to December 31, 2014.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice and distributors) and STRATTERA (Eli Lilly), depending upon the country.  In European countries where Shire is launching ELVANSE (known as TYVENSE in Ireland), the ADHD market size was approximately $490 million (moving annual total (“MAT”) October 2014), with annual growth of over 4.2% compared to the same period in 2013.

The Company is also aware of several clinical development programs underway by other pharmaceutical companies. Eli Lilly and Company Limited, Targacept, Otsuka Pharmaceutical Co., Ltd., Purdue, Alcobra (in collaboration with Teva), Theravance, Euthymics, Neuroderm, Durect Pharma and Supernus are seeking to develop additional treatment options for ADHD.

Markets for the treatment of GI diseases

UC market

UC is a type of inflammatory bowel disease. The first-line treatments for patients with mild to moderate UC are formulations containing mesalamine (also known as 5-ASA). Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products.

Competitors vary across markets. Principal competitors in major markets include DELZICOL, ASACOL and ASACOL HD/ASACOL 800 (Actavis, Tillots and various other licensees), APRISO (Salix), PENTASA (marketed by Ferring Pharmaceutical, outside of the US only), SALOFALK (Dr. Falk) and CLAVERSAL (Faes Farma, Recordati S.p.A).

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

Markets for the treatment of rare genetic diseases

REPLAGAL competes with Genzyme’s FABRAZYME in markets outside the US. Shire is aware of the development of certain compounds to treat Fabry disease by Amicus, Genzyme, Protalix, JCR Pharmaceuticals Co. Ltd, and Isu-Abxis.

VPRIV competes with Genzyme’s CEREZYME and CERDELGA, Actelion’s ZAVESCA and Protalix’s ELELYSO (which was refused registration in the EU and is marketed by Pfizer outside of Israel).  Shire is aware of a development program in Gaucher by Protalix. Shire is also aware of four companies that have biosimilar development programs for Gaucher disease: JCR; Isu-Abxis; Harvest Moon; and Dong A Pharmaceuticals.

ELAPRASE is the only product licensed to treat Hunter syndrome in all the markets in which it is registered except South Korea. In 2012, Korean Green Cross Corporation was granted approval in South Korea for HUNTERASE, an ERT to treat Hunter syndrome.

FIRAZYR competes in the US with BERINERT, Dyax Corporation’s KALBITOR and Salix’s RUCONEST (licensed from Pharming Group N.V.) for acute treatment of HAE. FIRAZYR competes in Europe with CSL Behring’s BERINERT P and Pharming Group N.V.’s RUCONEST. In other markets, FIRAZYR competes with BERINERT.

CINRYZE competes in US and non-US markets with generic androgens for prophylaxis of HAE. In non-US markets, CINRYZE is also indicated for acute treatment and short-term prophylaxis of HAE.

Shire is aware of a number of products in development for treatment and prophylaxis of HAE, including a subcutaneous formulation of BERINERT, a long-acting injectable kalikrein inhibitor (Dyax) and an oral kalikrein inhibitor (Biocryst). In addition, a number of companies have molecules in discovery phase.

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

The Department of Health and Human Services (“HHS”) administers the Medicare and Medicaid programs, major government payers for the elderly and poor in the US, respectively.  Shire is subject to various mandated discounts and rebates, as well as compliance requirements, in order to participate in these programs.  HHS will be interpreting, implementing and enforcing manufacturers’ compliance with rebate payments, discounts and mandated price reporting changes under the Patient Protection and ACA.

Regulatory Developments

In the US various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines, cost sharing through improved patient health outcomes and increases in required rebates or discounts. Similar initiatives exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal and state level in the US that could allow patient access to drugs approved in other countries – most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities.  Several local US jurisdictions, including the King County of Washington State and Alameda County in California, have imposed drug-disposal responsibilities and fees on drug manufacturers.  Depending on the outcome of court cases, these additional costs of doing business in the US may extend to other localities. The US market is a litigious one, and several agencies, including the Office of Inspector General, Department of Justice and Drug Enforcement Agency have been stepping up their enforcement activities as part of the ACA, leading to the imposition of an increasing number of Corporate Integrity Agreements (CIA) with pharmaceutical and biotechnology companies as part of ultimate settlements (see reference to Shire’s CIA under Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K).

Similar regulatory and legislative considerations are encountered in Europe and other international markets where governments regulate pharmaceutical prices and patient reimbursement levels. The differing approach to price regulation has led to some parallel trade within the EU where Shire’s products are imported into markets with higher prices from markets with lower prices. Exploitation of price differences between countries in this way can adversely impact domestic sales in those markets with higher prices.

Third party reimbursement and pricing

•
General.  The Company’s revenue depends, in part, upon the price that third parties, such as health care providers and governmental organizations, reimburse on behalf of patients and physicians for the cost of the Company’s products or competitive products and treatments. These third party payers are increasingly challenging the pricing of drugs and medical devices through tougher contracting and seeking increased pharmaco-economic data in order to justify the pricing of products.

In the US:

•
Commercial Managed Care. Commercial payers negotiate the pricing of products to control their costs, including the use of formularies to encourage members to utilize preferred products with favorable terms.  Exclusion from a formulary, or a disfavored formulary position, can reduce product usage in the payer’s patient population. The consolidation of Pharmacy Benefits Managers (“PBMs”) may result in increased pricing pressure from the larger purchasing power of such consolidated entities.  Whether manufacturers can continue to issue coupons for managed care members, without being removed from the plan’s formulary, will also affect utilization of a manufacturer’s drugs.  Although the Secretary of Health and Human Services (“HHS”) has approved the use of coupons for health exchange (“HIX”) plans, several groups are fighting the implementation of the guidance. Overall drug usage could increase due to the expansion of covered lives under the PPACA albeit with greater rebate liability.

•
Medicaid.  Many of the Company’s products are reimbursed by Medicaid, a joint federal and state health insurance plan for the poor in the US. Medicaid mandates federal rebates from manufacturers for participation in the program. Many states outsource management of Medicaid benefits to third parties (“Managed Medicaid” or “MMC”), leaving it to them to negotiate commercial rebates and formulary position with manufacturers. Due to changes within the ACA, utilization adjudicated by commercial Managed Medicaid payers is also eligible for the mandated federal rebates, which were traditionally paid only on fee for service utilization. Other states manage their own formulary and require manufacturers to pay additional “state supplemental” rebates for positioning on its preferred drug list.

•
Medicare.  Medicare reimbursement rates to physicians for injectable drugs like Shire’s orphan drugs have been reduced from 106% of Average Sales Price (“ASP”) to approximately 104% of ASP, and may decrease further. The Centers for Medicare and Medicaid Services (“CMS”) are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates to physicians for some manufacturers’ drugs, biologicals and medical devices.  As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), Medicare reimbursement payments to eligible professionals who are not meaningful users of Certified Electronic Health Record (“EHR”) Technology will be reduced.

•
ACA.  The rate of implementation of the Medicaid expansion, HIX and Accountable Care Organizations (“ACO”) varies tremendously on a state-by-state basis.  It is not possible to predict the overall increases in Medicaid, Managed Medicaid and HIX business, and the cost for Shire specifically.  Depending on HHS’ ability to rectify the HIX’s technology issues, and HHS’ flexibility with states asking for alternative approaches to Medicaid expansion, the ACA expansion in covered lives could be severely reduced.

•
“Dual-eligibles” are those individuals that qualify for both Medicare and Medicaid.  Although CMS has placed dual-eligibles under the coverage of Medicare Part D, there are several initiatives aimed at moving these individuals back under Medicaid, where their drug utilization would again be subjected to full Medicaid rebates.

The pharmaceutical industry awaits finalization of the CMS proposed interpretation of Medicaid rebate increases related to product line extensions under the ACA.  Depending on the guidelines, Shire’s Medicaid rebates could increase. CMS’ issuance of new Average Manufacturer’s Price (“AMP”) rules could also increase Medicaid rebate costs.  CMS’ proposed expansion of the Medicaid rebate program to US Territories (including Puerto Rico, US Virgin Islands, Guam, Northern Mariana Islands and Samoa) could also impact both the Company’s contracting strategies to some of these Territories and increase Shire’s Medicaid rebate costs. CMS’ publication of its own pricing compendium, (“NADAC”), as well as AMP-based Federal Upper Limits (“FUL”) could affect reimbursement to pharmacists for drugs, depending on the rate of each state’s adoption. The tax revenue aspects of the fiscal cliff in the Budget Control Act were partially resolved via the Taxpayers Relief Act of 2012; however, the spending cuts to government programs like Medicare, Medicaid and others have not been finalized, and could affect government payer utilization of Shire’s products.

In the EU, price controls and non-reimbursement for new, highly priced medicines have been experienced. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Germany, for example, has implemented the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law essentially maintains free pricing for new chemical entities, but assesses the patient relative benefit of new drugs within three months of commercialization, in order to inform subsequent price negotiations. Prices of drugs bringing added value will qualify for price negotiation, while those with no added value will be subject to reference pricing (where price is determined by taking the lowest and/or average price of similar medicines in other countries). Criteria required to prove a drug’s benefit include "additional patient-related outcomes".  Third party reimbursement limits may reduce the demand for the Company’s products. The slow pace of the price applications process in some countries has delayed and, occasionally, prevented product launches. In some countries regional authorities are seeking to constrain drug prices and uptake. As such the Company’s estimated product launches may be delayed.  The novelty of ADHD and behavioral drugs in the EU and other markets will require strong education and promotion efforts in order to gain acceptance and an economically viable reimbursement profile.

Responsibility

Corporate responsibility (“Responsibility”) is embedded at Shire and is a clear expectation of all employees as part of its culture.  Individual performance reviews include an evaluation of how goals were achieved, not just that they were achieved. Responsibility is also reflected in how Shire operates as a “corporate citizen.” This commitment to Responsibility is supported by Shire’s Board of Directors, championed by the Chief Executive Officer and driven forward by Shire’s senior leaders.

In 2014, Shire conducted a materiality assessment with external stakeholders, including patient groups, physicians, investors, media and payers to obtain feedback on and prioritization of Shire’s most important areas of Responsibility. Findings showed that Access to Medicines, Disease Awareness and Transparency are the areas of primary importance to Shire’s stakeholders. These are the areas that have consequently received greatest focus in 2014.

A number of senior managers at Shire “sponsor” Responsibility areas  including the priority areas of Access to Medicines, Disease Awareness and Transparency but also areas such as the environment, health and safety, compliance and risk management, our people and the community. These sponsors are responsible for setting goals which support Shire’s overall strategy, and for ensuring progress is made against these goals. Responsibility objectives are reviewed quarterly, and Sponsors meet as a group twice a year to monitor progress. Shire’s Responsibility team facilitates the working groups, sponsors and communications.

Shire communicates regularly to employees about Responsibility. The Company also communicates to external stakeholders with a bi-annual publication (Responsibility Matters) and has a section on its website and intranet dedicated to information and ongoing updates on Shire’s work, initiatives and achievements that illustrate Shire’s commitment to Responsibility.

Employees

The Company’s employees are vital to its success. At December 31, 2014 the Company had 5,016 employees (2013: 5,338 employees).

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

•
if patent protection or other forms of exclusivity are lost or curtailed, or if competitors are able to successfully challenge or circumvent the Company’s patents or other forms of exclusivity (See ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current litigation);

•	if launches of the Company’s products in new markets are not successful;

•	if the sizes of the patient populations for the Company’s products are less than expected; or

•	if there are lawsuits filed against Shire, including but not limited to, product liability claims, consumer law claims, and payer or reimbursement litigation.

If the Company is unable to commercialize its products successfully, there may be a material adverse effect on the Company’s revenues, financial condition or results of operations.

Product sales from ADDERALL XR and INTUNIV are subject to generic competition

During 2012 the FDA clarified the regulatory pathway required for approval of generic versions of ADDERALL XR. Consequently in June 2012 and February 2013, Actavis and Teva, respectively, received approval to launch their own generic versions of ADDERALL XR. Shire currently sells authorized generic versions of ADDERALL XR to Teva and also continues to sell the branded version of ADDERALL XR. Actavis makes and markets its own generic versions of ADDERALL XR.

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

Product sales from INTUNIV have declined as a result of the December 2014 launch of Actavis’ generic versions of INTUNIV and are expected to decline further following the anticipated launches of generic versions of INTUNIV by other companies after Actavis’ 180 day exclusivity period expires.

Factors which could cause further or more rapid decline in ADDERALL XR and INTUNIV product sales include:

•	generic or authorized generic versions of these products capture more of Shire’s branded market share than expected;

•	the FDA approves additional ANDAs for generic versions of these products which, if launched, further reduce branded market share or impact the amount of Shire’s authorized generic product sales;

•
the production of branded ADDERALL XR is disrupted by difficulties in obtaining a sufficient supply of amphetamine salts including, but not limited to, an inability to obtain sufficient quota from the DEA;

•	there are changes in reimbursement policies of third-party payers; or

•	there are changes to the level of sales deductions for branded ADDERALL XR or branded INTUNIV for private or public payers.

The failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for the Company's products may affect future revenues, financial condition and results of operations
The Company's revenues are partly dependent on the level of reimbursement provided to the Company by governmental reimbursement schemes for its products. Changes to governmental policy or practices could adversely affect the Company's revenues, financial condition and results of operations. In addition, the reimbursement of treatments by health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations is under downward pressure and this, in turn, could adversely impact the prices at which the Company can sell its products. Factors affecting the Company’s ability to obtain and maintain adequate reimbursement for its products include:

•
higher levels of controls on the use of the Company’s products and/or requirements for additional price concessions mandated or negotiated by managed health care organizations or government authorities;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; and

•	price controls, unsuccessful government tenders, or non-reimbursement of new medicines or new indications.

The cost of treatment for some of the Company's products is high, particularly those which are used for the treatment of rare diseases. The Company may encounter difficulty in obtaining or maintaining satisfactory pricing and reimbursement for such products. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for its products may adversely affect the Company’s revenues, financial condition or results of operations.

The Company conducts its own manufacturing operations for certain of its products and is reliant on third party contract manufacturers to manufacture other products and to provide goods and services. Some of the Company’s products or ingredients are only available from a single approved source for manufacture. Any disruption to the supply chain for any of the Company’s products may result in the Company being unable to continue marketing or developing a product or may result in the Company being unable to do so on a commercially viable basis for some period of time.
Although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for each of ADDERALL XR, CINRYZE, FIRAZYR, FOSRENOL, INTUNIV, LIALDA and PENTASA, the Company currently relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, INTUNIV and REPLAGAL and also relies on limited third party sources to provide the donated human plasma necessary for the manufacture of CINRYZE. Following the completion of the acquisition of NPS Pharma in the first quarter of 2015, Shire has acquired GATTEX/REVESTIVE, which currently relies on a single active ingredient source and NATPARA/NATPAR, which currently relies on a single source for both production of the final drug product and supply of the active ingredient.

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

The manufacture of the Company’s products is subject to extensive oversight by various regulatory agencies. Regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, an increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches
Pharmaceutical and device manufacturing sites must be inspected and approved by regulatory agencies such as the FDA, and similar agencies in other countries. Active ingredients, excipients and packaging materials used in the manufacturing process must be obtained from sources approved by regulatory agencies.

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

CINRYZE, ELAPRASE, REPLAGAL and VPRIV are manufactured using highly complex biological processes. The complexity of the manufacturing results in a number of risks, including the risk of microbial contamination. Additionally, CINRYZE is derived from human plasma, and is therefore subject to the risk of biological contamination inherent in plasma-derived products. The sole manufacturer of CINRYZE has received observations on Form 483 and a warning letter from the FDA identifying issues with respect to the manufacturing process for CINRYZE which must be addressed to the satisfaction of the FDA. Any regulatory interventions, in relation to these, or any other issues, if they occur, may delay or disrupt the manufacture of the Company’s products.

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

The Company has a portfolio of products in various stages of research and development. The successful development of these products is highly uncertain and requires significant expenditures and time, and there is no guarantee that these products will receive regulatory approval
Products that initially appear promising in research or development may be delayed or fail to reach later stages of development as:

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

•	manufacturing issues, pricing or reimbursement issues, or other factors may render the product economically unviable;

•	the proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	submission of an application for regulatory approval of any of the Company’s product candidates may be subjected to lengthy review and ultimately rejected.

Success in preclinical and early clinical trials does not ensure that late stage clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Moreover, once an application is submitted, additional data may be sought by regulators or an application may be rejected. If the Company’s large-scale or late-stage clinical trials for a product are not successful, the Company will not recover its substantial investments in that product. The Company has a range of programs in late stage clinical development. For example, in Phase 3, SHP606 is being developed for the treatment of DED and SHP465 is being developed for the treatment of ADHD in adults.

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

The actions of certain customers could affect the Company's ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect the Company’s revenues, financial conditions or results of operations
A considerable portion of the Company’s product sales are made to major pharmaceutical wholesale distributors, as well as to large pharmacies, in both the US and Europe. In 2014, for example, 47% of the Company's product sales were attributable to three customers in the US: McKesson Corp., Cardinal Health, Inc and AmerisourceBergen Drug Corp. In the event of financial failure of any of these customers there could be a material adverse effect on the Company’s revenues, financial condition or results of operations. The Company’s revenues, financial condition or results of operations may also be affected by fluctuations in customer buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors. A significant portion of the Company's revenues for certain products for treatment of rare diseases are concentrated within a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition or results of operations.

Investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the Company’s activities in the highly regulated markets in which it operates may result in significant legal costs and the payment of substantial compensation or fines
The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products and medical devices in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products and medical devices is highly regulated and the operations of market participants, such as the Company, are closely supervised by regulatory authorities and law enforcement agencies, including the US Department of HHS, the FDA, the US Department of Justice, the SEC and the DEA. These authorities and agencies and their equivalents in countries outside the US have broad authority to investigate market participants for potential violations of laws relating to the sale, marketing and promotion of pharmaceutical products and medical devices, including the False Claims Act, the Anti-Kickback Statute and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products and medical devices, and the submission of false claims for reimbursement by the federal government. Healthcare companies may also be subject to enforcement actions or prosecution for such improper conduct. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in significant defense costs, fines, penalties and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. The Company is subject to certain ongoing investigations by governmental agencies. For further information, see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Adverse outcomes in legal matters and other disputes, including Shire’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on the Company’s revenues, financial condition or results of operations
During the ordinary course of its business the Company may be involved in claims, disputes and litigation with third parties, employees, regulatory agencies, governmental authorities and other parties. The range of matters of a legal nature that might arise is extremely broad but could include, without limitation, intellectual property claims and disputes, product liability claims and disputes, regulatory litigation, contract claims and disputes, employment claims and disputes, and tax or other governmental agency audits and disputes.

Any unfavorable outcome in such matters could adversely impact the Company’s ability to develop or commercialize its products, adversely affect the profitability of existing products, subject the Company to significant defense costs, fines, penalties, audit findings and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. Any such outcomes could have a material adverse effect on the Company’s revenue, financial condition or results of operations. For further information see ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

The Company faces intense competition for highly qualified personnel from other companies and organizations. The Company is undergoing a corporate reorganization and was the subject of an unsuccessful acquisition proposal and the consequent uncertainty could adversely affect the Company’s ability to attract and/or retain the highly skilled personnel needed for the Company to meet its strategic objectives
The Company relies on recruiting and retaining highly skilled employees to meet its strategic objectives. The Company faces intense competition for highly qualified personnel and the supply of people with the requisite skills may be limited, generally or geographically. The range of skills required and the geographies in which they are required by the Company may also change over time as Shire’s business evolves. The Company’s ongoing One Shire reorganization, which aims to simplify the Company’s organizational structure and streamline operations through two principal locations, Massachusetts and Switzerland, involves changes to, and geographic relocation of, certain skilled roles. The unsuccessful proposed acquisition of the Company by AbbVie in 2014 created uncertainty in the employee population which could lead to further loss of certain skilled employees.  If the Company is unable to retain key personnel or attract new personnel with the requisite skills and experience, it could adversely affect the implementation of the Company’s strategic objectives and ultimately adversely impact the Company’s revenues, financial condition or results of operations.

Failure to achieve the Company’s strategic objectives with respect to the acquisition of NPS Pharma may adversely affect the Company’s financial condition and results of operations

On February 21, 2015, Shire completed the acquisition of NPS Pharma for a total cash consideration of approximately $5.2 billion.

The acquisition entails various risks, which, if they materialize, may adversely impact Shire’s revenues, financial condition or results of operations.

These risks include but are not limited to:

•	failure to achieve the targeted growth and expected benefits of the acquisition if sales of NPS Pharma products, including GATTEX/REVESTIVE, are lower than anticipated;

•	failure to successfully commercialize NPS Pharma’s compound NATPARA/NATPAR in the US or to obtain regulatory approval in the EU;

•
difficulties in integrating NPS Pharma into Shire may lead to the combined company not being able to realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits in the timeframe anticipated, or at all;

•	undiscovered or unanticipated risks and liabilities, including legal and compliance related liabilities, may emerge after closing the acquisition or may be higher than anticipated;

•	the Company may be unable to retain key NPS Pharma personnel;

•	the Company may not be able to retain the existing customers, suppliers and other business partners of NPS Pharma or attract new customers; and

•	the business of NPS Pharma may be otherwise disrupted by the acquisition, including increased costs and diversion of management time and resources.

Any failure to achieve the Company’s strategic objectives with respect to the NPS Pharma acquisition could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect the Company’s business, financial condition and results of operations.

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

A slowdown of global economic growth, or economic instability of countries in which the Company does business, could have negative consequences for the Company’s business and increase the risk of non-payment by the Company’s customers

Growth of the global pharmaceutical market has become increasingly tied to global economic growth. Accordingly a substantial and lasting slowdown of the global economy, or major national economies, could negatively affect growth in the markets in which the Company operates. Such a slowdown, or any resultant austerity measures adopted by governments in response to a slowdown, could result in national governments making significant cuts to their public spending, including national healthcare budgets, or reducing the level of reimbursement they are willing and able to provide to the Company for its products and, as a result, adversely affect the Company’s revenues, financial condition or results of operations.

A slowdown of a nation’s economy could also lead to financial difficulties for some of the Company’s significant customers, including national governments, and result in a greater risk of delayed payments, defaults or non-payments of outstanding payment obligations by the Company’s customers in that country, which could adversely affect the Company’s revenues, financial condition or results of operations.

The Company is subject to evolving and complex tax laws, which may result in additional liabilities that may adversely affect the Company’s financial condition or results of operations.
The Company is subject to evolving and complex tax laws in the jurisdictions in which it operates, and routinely obtains advice on matters, including the tax treatment of the break fee received in connection with AbbVie’s terminated offer for Shire in the current accounting period. Significant judgment is required in determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its accrual for tax contingencies; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. In addition, the Company may be affected by changes in tax laws, including tax rate changes, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions.

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

The failure to secure new products or compounds for development either through in-licensing, acquisition or internal research and development efforts, or the failure to realize expected benefits from acquisitions of businesses or products, may have an adverse impact on the Company's future results
The Company's future results will depend, to a significant extent, upon its ability to develop, in-license or acquire new products or compounds, or to acquire other businesses. The expected benefits from acquired products, compounds or businesses may not be realized or may require significantly greater resources and expenditure than originally anticipated. The failure to realize expected benefits from acquisitions of businesses or products including those resulting from integration into the Company, or the failure to develop, in-license or acquire new products or compounds on a commercially viable basis, could have a material adverse effect on the Company's revenues, financial condition or results of operations.

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

In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. For details of current intellectual property litigation, See ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

The introduction of new products by competitors may impact future revenues
The pharmaceutical, biotechnology and device industries are highly competitive and are characterized by substantial investment in continuous product development and technological change. The Company faces significant competition from large pharmaceutical and biotechnology companies, many of whom have substantially greater resources than the Company. In addition, many of the Company’s competitors have more products and have operated longer in the fields in which the Company competes. A number of companies are pursuing the development of technologies which compete with the Company’s existing products or research programs. These competitors include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with other pharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products or programs. As a result of this competition the Company's products could be rendered obsolete or uneconomic or lose market share following the development of new products, new methods of treatment, or technological advances in manufacturing or production by competitors which could adversely affect the Company’s revenues, financial condition, and results of operations.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2014:

Location	Use	Approximate Square Footage	Owned or Leased
Dublin, Ireland	Office accommodation	21,500	Leased

Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	806,115	Owned and Leased

Chesterbrook, Pennsylvania, US	Office accommodation	420,000	Leased

Basingstoke, UK	Office accommodation	127,000	Owned

Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased

North Reading, Massachusetts, US	Warehousing facility	91,676	Leased

Zug, Switzerland	Office accommodation	52,000	Leased

Cambridge, Massachusetts, US	Manufacturing facility/Warehouse	30,072	Leased

Sao Paulo, Brazil	Office accommodation and Laboratory	26,200	Leased

At December 31, 2014 all of the above sites were utilized by the Company. The Company owns or leases premises in a number of other locations in a number of countries around the world.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

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

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2014
1st Quarter	34.39	28.20
2nd Quarter	45.70	28.54
3rd Quarter	53.65	45.10
4th Quarter	54.55	37.18

Year to December 31, 2013
1st Quarter	21.53	19.10
2nd Quarter	22.13	18.62
3rd Quarter	25.93	20.88
4th Quarter	28.58	23.81

The total number of record holders of ordinary shares of Shire on February 13, 2015 was 4,746. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 13, 2015 the proportion of ordinary shares represented by ADRs was 24% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2014
1st Quarter	171.77	139.18
2nd Quarter	235.49	142.83
3rd Quarter	262.64	231.98
4th Quarter	262.71	170.49

Year to December 31, 2013
1st Quarter	101.63	89.83
2nd Quarter	99.85	86.59
3rd Quarter	123.53	94.97
4th Quarter	141.29	113.87

The number of record holders of ADSs on February 13, 2015 was 1,773. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy
A first interim dividend for the six months to June 30, 2014 of 3.83 US cents (2.24 pence) per ordinary share, equivalent to 11.49 US cents per ADS, was paid in October 2014. The Board has resolved to pay a second interim dividend of 19.09 US cents (12.7 pence) per ordinary share equivalent to 57.27 US cents per ADS for the six months to December 31, 2014.

A first interim dividend for the six months to June 30, 2013 of 3.00 US cents (1.95 pence) per ordinary share, equivalent to 9.00 US cents per ADS, was paid in October 2013. A second interim dividend for the six months to December 31, 2013 of 16.93 US cents (10.21 pence) per ordinary share equivalent to 50.79 US cents per ADS was paid in April 2014.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in US cents per ordinary share.  Typically, the first interim payment each year will be higher than the previous year’s first interim dividend.  Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined. However there is no guarantee that dividends will be declared for any periods.

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

In the year ended December 31, 2014 Old Shire paid dividends totalling $112.8 million (2013: $91.1 million; 2012: $81.5 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

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

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2014 and 2013 and for the years to December 31, 2014, 2013 and 2012 were derived from the audited consolidated financial statements of the Company, included herein.

The selected consolidated financial data presented below as at December 31, 2012, 2011 and 2010 and for the years to December 31, 2011 and 2010 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes appearing elsewhere in this report.

Year to December 31,	2014		2013		2012		2011		2010
	$’M		$’M		$’M		$’M		$’M
Statements of Income:
Total revenues	6,022.1		4,934.3		4,527.4		4,158.1		3,471.1
Gain/(loss) on sale of product rights	88.2		15.9		18.1		(6.0)		16.5
Other operating expenses(1)	(4,412.3)		(3,216.7)		(3,500.3)		(3,016.3)		(2,693.5)

Operating income from continuing operations	1,698.0		1,733.5		1,045.2		1,135.8		794.1
Interest income	24.7		2.1		3.0		1.9		2.4
Interest expense	(30.8)		(38.1)		(38.2)		(39.1)		(35.1)
Other income/ (expenses), net	8.9		(3.9)		(2.2)		18.5		7.9
Receipt of break fee(2)	1,635.4		-		-		-		-

Income from continuing operations before income taxes and equity in earnings of equity method investees	3,336.2		1,693.6		1,007.8		1,117.1		769.3
Income taxes	(56.1)		(277.9)		(203.1)		(236.9)		(182.7)
Equity in earnings of equity method investees, net of taxes	2.7		3.9		1.0		2.5		1.4

Income from continuing operations, net of tax	3,282.8		1,419.6		805.7		882.7		588.0
Gain/ (loss) from discontinued operations, net of tax	122.7		(754.5)		(60.3)		(17.7)		-

Net income	3,405.5		665.1		745.4		865.0		588.0

Earnings per share – basic
Income from continuing operations	559.6	c	257.2	c	145.1	c	160.1	c	107.7	c
Gain/ (loss) from discontinued operations	20.9	c	(136.7c	)	(10.9c	)	(3.2c	)	-

Earnings per ordinary share - basic	580.5	c	120.5	c	134.2	c	156.9	c	107.7	c

Earnings per share – diluted
Income from continuing operations	555.2	c	245.3	c	141.0	c	153.9	c	105.3	c
Gain/(loss) from discontinued operations	20.8	c	(127.8c	)	(10.1c	)	(3.0c	)	-

Earnings per ordinary share - diluted	576.0	c	117.5	c	130.9	c	150.9	c	105.3	c

(1)	The following significant items are included within Other operating expenses:

•
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $12.5 million, $nil, $23.0 million, $nil and $45.0 million in the years ended December 31, 2014, 2013, 2012, 2011 and 2010 respectively;

•
Impairment loss of $190.3 million in respect of certain in-process research and development (“IPR&D”) assets in the year to December 31, 2014; Impairment loss of $7.1 million related to the goodwill allocated to the Company’s former Regenerative Medicine (“RM”) reporting unit and impairment loss of $19.9 million in respect of RESOLOR IPR&D assets in the year to December 31, 2013; Impairment loss of $197.9 million in respect of RESOLOR intangible assets (finite lived intangible assets ($126.7 million) and IPR&D assets ($71.2 million)) in the year to December 31, 2012; Impairment loss of $16.0 million in respect of RESOLOR IPR&D assets in the year to December 31, 2011; and impairment loss of $42.7 million following the decision to divest DAYTRANA to Noven in the year to December 31, 2010;

•
Reorganization costs, relating to employee involuntary termination benefits and other reorganization costs, of $180.9 million, $88.2 million, $nil, $24.3 million and $34.3 million in the years ended December 31, 2014, 2013, 2012, 2011 and 2010 respectively;

•
Integration and acquisition costs of $158.8 million in the year to December 31, 2014, primarily related to the acquisition and integration of ViroPharma and relating to the change in fair values of contingent consideration liabilities, a net credit to Integration and acquisition costs in the year to December 31, 2013 primarily related to a reduction in the fair value of contingent consideration liabilities, and Integration and acquisition costs of $13.5 million, $0.1 million and $8.0 million in the years ended December 31, 2012, 2011 and 2010 respectively;

(2)	Pursuant to the termination agreement with AbbVie, AbbVie paid the break fee in cash due under the cooperation agreement of approximately $1.635 billion on October 21, 2014.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules.

Weighted average number of
shares (millions):	2014		2013		2012		2011		2010
Basic	586.7		552.0		555.4		551.1		546.2
Diluted	591.3		590.3		593.5		595.4		590.3

Cash dividends declared and paid per ordinary share	20.760	c	17.600	c	15.320	c	13.330	c	11.500	c

December 31,
	2014	2013	2012	2011	2010
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	5,183.1	4,288.3	3,212.1	2,208.2	1,880.3
Total assets	13,632.1	8,323.0	7,317.2	6,380.2	5,387.6
Total current liabilities	3,021.9	1,807.9	1,645.6	2,534.3	1,293.3
Long term obligations	736.7	588.5	1,341.6	144.3	1,290.8
Total liabilities	4,969.2	2,957.0	3,508.0	3,195.2	2,936.2
Total equity	8,662.9	5,366.0	3,809.2	3,185.0	2,451.4

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

Overview

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development, focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, investors and employees.

The Company’s purpose is to enable people with life altering conditions to lead better lives.  The Company will execute on its purpose through its strategy and business model. For further details of Shire’s strategy and business model, refer to ITEM 1: Business of this Annual Report on Form 10-K.

Through deep understanding of patients’ needs, the Company is able to:

•	serve patients with high unmet needs in select, commercially attractive specialty therapeutic areas;

•	drive optimum performance of its marketed products – to serve patients today;

•	build its pipeline of innovative specialist treatments through both R&D and Corporate Development activities – to enable the Company to serve patients in the future.

Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Substantially all of the Company’s revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within one reportable segment. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as royalty revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	97% (2013: 96%) of total revenues are derived from product sales; and

•	3% of total revenues are derived from royalties (2013: 3%).

The markets in which the Company conducts its business are intensely competitive and highly regulated.

The health-care industry is also experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•
increased discount liability due to the population of “baby boomers” covered under Medicare, specifically those beneficiaries receiving drug cost offset through the Medicare Part D Coverage Gap (the “Donut Hole”);

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

Shire’s strategy has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Shire’s current portfolio of approved products focuses on the following markets: Rare Diseases, Neuroscience, and GI and Internal Medicine. Shire also has a number of marketed products for other therapeutic areas from which it generates product revenues or royalties from third parties. In 2014 Shire derived 40% of product sales from Rare Diseases products, 31% from Neuroscience products and 29% from GI and Internal Medicine products. Shire’s early stage research is primarily focused on rare diseases.

Shire has grown in part through acquisition which has brought therapeutic, geographic and pipeline growth and diversification. For example, the recent acquisitions of Lumena and Fibrotech in 2014, and Lotus Tissue Repair, Premacure and SARcode in 2013 provide potential access to new markets such as ophthalmology and neonatology. The acquisition of ViroPharma, which closed in January 2014, expanded Shire’s Rare Diseases portfolio including adding CINRYZE, a leading currently marketed product for the prophylactic treatment of HAE.

In February 2015 Shire also completed the acquisition of NPS Pharma. This acquisition adds global rights to an innovative product portfolio with multiple growth catalysts, including, GATTEX/REVESTIVE with growing sales for the treatment of adults with SBS, a rare GI condition; and NATPARA/NATPAR, the only bioengineered hormone replacement therapy for use in the treatment of HPT, a rare endocrine disease, which received FDA approval in January 2015.

In 2014 Shire derived 30% (2013: 30%) of product sales from outside of the US. Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	submission of an MAA to the EMA for once-daily, non-stimulant guanfacine extended release of INTUNIV in the EU;

•	the approval of a marketing authorization by the MHLW in Japan for AGRYLIN (marketed as XAGRID in the EU) in adult essential thrombocythaemia patients; and

•	the launch of VPRIV in Japan, for the improvement of symptoms of Gaucher disease, following approval of a marketing authorization on July 4, 2014 by the MHLW in Japan;

R&D

In 2013 Shire combined the R&D organizations of its former divisions into a single One Shire R&D organization, focused around a prioritized portfolio of clinical development and research programs. Shire has focused its R&D efforts on five therapeutic areas: Neuroscience, GI/Metabolic Diseases, Renal/Fibrotic Diseases, Ophthalmic Diseases, and Diseases of the Complement Cascade. Shire concentrates its resources on obtaining regulatory approval for later-stage pipeline products within these therapeutic areas and focuses its early stage research activities in rare diseases.

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last five years. In this time several products have received regulatory approval including: in the US, VPRIV in 2010, FIRAZYR in 2011, and VYVANSE for BED in 2015; in the EU, VPRIV in 2010 and ELVANSE/TYVENSE in 2012; in Canada, VYVANSE in 2010.

Prior to the One Shire R&D reorganization, the Company’s management reviewed R&D expenditure by operating segment. Following the One Shire R&D reorganization, Shire’s management reviews direct costs for all R&D projects by development phase.

Shire’s R&D costs in 2014 included expenditure on programs in all stages of development. The following table provides an analysis of the Company’s direct R&D spend categorized by development stage, based upon the development stage of each program as at December 31, 2014:

Year to December 31,	2014	2013
	$'M	$'M
Early stage programs	170	102
Late stage programs	253	327
Currently marketed products	143	179

Total	566	608

In addition to the above, the Company recorded R&D employee costs of $270 million in 2014 (2013: $282 million) and other indirect R&D costs of $232 million (2013: $43 million), comprising depreciation and impairment charges.

For a discussion of the Company’s current development projects see ITEM 1: Business.

Patents and Market Exclusivity

The loss or expiration of patent protection or regulatory exclusivity with respect to any of the Company’s major products could have a material adverse effect on the Company’s revenues, financial condition and results of operations, as generic or biosimilar products may enter the market. Companies selling generic products often do not need to complete extensive clinical studies when they seek registration of a generic or biosimilar product and accordingly, and are generally able to sell a generic version of the Company’s products at a much lower price.

As expected, in 2009 Teva and Impax commenced commercial shipments of their authorized generic versions of ADDERALL XR, which led to lower sales of branded ADDERALL XR compared to the periods prior to the authorized generic launches.

In 2011 authorized generic and generic versions of the Company’s CARBATROL and REMINYL products respectively were launched, which led to lower sales of these branded products compared to the period before loss of exclusivity.

In 2014 an authorized generic version of the Company’s INTUNIV product was launched, which led to lower sales of Shire’s INTUNIV product compared to the period before loss of exclusivity.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE and LIALDA patents. For more detail of current patent litigation, see Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Corporate Development

Shire focuses its corporate development activity on the acquisition and in-licensing of businesses, products or compounds which offer a strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders.

Recent mergers or acquisitions

In February 2015 Shire completed the acquisition of NPS Pharma. This acquisition adds global rights to an innovative product portfolio with multiple growth catalysts, including GATTEX/REVESTIVE with growing sales for the treatment of adults with SBS, a rare GI condition; and NATPARA/NATPAR, following its US approval on January 23, 2015, the only bioengineered hormone replacement therapy for use in the treatment of HPT, a rare endocrine disease.

In February 2015 Shire also acquired Meritage Pharma, Inc (“Meritage”). This acquisition provides Shire with worldwide rights to Meritage’s Phase 3-ready compound Oral Budesonide Suspension (“OBS”) for the potential treatment of adolescents and adults with eosinophilic esophagitis (“EoE”), a rare, chronic inflammatory GI disease.

In 2014, Shire acquired:

•
ViroPharma which added a leading marketed product for the prophylactic treatment of HAE, CINRYZE, as well as a number of other marketed products and a pipeline of product candidates in the rare disease area;

•
Lumena which added global rights to two late stage pipeline assets, SHP625 (formerly LUM001), in Phase 2 clinical development with four potential orphan indications; and SHP626 (formerly LUM002), ready to enter  a Phase 1b multiple dose trial in the first half of 2015;

•
Fibrotech which added global rights to SHP627 (formerly FT011) in Phase 1b, a new class of oral drug with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. In addition Shire has acquired Fibrotech’s library of novel molecules including SHP628 (formerly FT061), which is in pre-clinical development; and

•	BIKAM which added global rights to SHP630 (formerly BIK-406) in pre-clinical development, for the potential treatment of autosomal dominant retinitis pigmentosa (adRP).

In 2013, Shire acquired:

•	SARcode which added SHP606 to the Shire portfolio (SHP606 is currently in Phase 3 development for the treatment of DED).

•	Premacure which added SHP607 to the Shire portfolio (SHP607 is currently in Phase 3 for the prevention of ROP).

•	Lotus Tissue Repair which added global rights to a protein replacement therapy in pre-clinical development, for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”).

Collaboration and licensing activity

Shire has also entered into a number of collaboration and license agreements in recent years, including:

•
A worldwide licensing and collaboration agreement with ArmaGen in 2014 to develop and commercialize AGT-182, an investigational enzyme replacement therapy for the potential treatment of both the central nervous system and somatic manifestations in patients with Hunter syndrome;

•	A collaboration and license agreement with Sangamo to develop therapeutics for hemophilia and other monogenic diseases based on Sangamo’s ZFP technology in 2012; and

•	An agreement with Shionogi in 2012 to co-develop and co-commercialize VYVANSE and INTUNIV in Japan.

Organization and Structure

In 2013 the Company integrated its operations into a simplified One Shire organization in order to drive future growth and innovation. Shire now comprises a single operating and reportable segment. For further details see ITEM 15: Exhibits and Financial Statements Schedules and Note 24 “Segmental reporting” to the consolidated financial statements set forth in this Annual Report on Form 10-K. As part of the One Shire reorganization, the Company undertook a review of all of its pipeline programs and identified those projects that fit with the Company’s new strategic direction and have an acceptable likelihood of success. Following that review and overall streamlining of the R&D organization, several clinical and pre-clinical projects were discontinued which resulted in the elimination of a significant number of R&D roles and functional roles that support R&D in Basingstoke, and some positions were re-located.

In addition the Company also relocated its international commercial hub from Nyon, Switzerland to Zug, Switzerland in 2013. All Nyon-based employees were affected by the move to Zug. Shire is now operating from its new Zug office and is providing employees with a reasonable period of time to manage their relocations.

Certain aspects of the One Shire program were temporarily put on hold due to AbbVie’s offer for Shire, which was terminated in October 2014. Subsequent to the termination of AbbVie’s offer, Shire announced its plans to relocate over 500 positions to Massachusetts from its Chesterbrook, Pennsylvania, site and establish Lexington, Massachusetts, as the Company’s US operational headquarters in continuation of the One Shire efficiency program. This relocation will streamline business globally through two principal locations, Massachusetts and Switzerland, with support from regional and country-based offices around the world.

For further details see ITEM 15: Exhibits and Financial Statements Schedules and Note 5 “Reorganization costs” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

On October 22, 2013 Shire discontinued the construction of its new manufacturing facility in San Diego. Subsequently on January 16, 2014, the Company sold and transferred certain of the assets relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT to Organogenesis Inc. For further information, see ITEM 15: Exhibits and Financial Statement Schedules and Note 9, “Results of discontinued operations” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Results of operations for the years to December 31, 2014 and 2013

Financial highlights for the year to December 31, 2014 are as follows:

•
Product sales grew strongly in 2014, up 23% to $5,830 million (2013: $4,757 million). Product sales in 2014 included $538 million for products acquired with ViroPharma, primarily $503 million from CINRYZE. The inclusion of ViroPharma contributed 12 percentage points to reported product sales growth in the year.

Excluding products acquired with ViroPharma, product sales were up 11%. This growth was driven by VYVANSE (up 18% to $1,449 million), LIALDA/MEZAVANT (up 20% to $634 million), ELAPRASE (up 9% to $593 million), REPLAGAL (up 7% to $500 million), VPRIV (up 7% to $367 million), and FIRAZYR (up 55% to $364 million).

The strengthening of the US dollar during the fourth quarter of 2014 negatively affected the growth in product sales for a number of the Company’s products, notably ELAPRASE, REPLAGAL and VPRIV. The US dollar has remained strong during the early part of 2015 and exchange rates as at January 31, 2015 were $1.13:€1.00 and $1.51:£1.00 (average exchange rates for the year to December 31, 2014 were $1.33:€1.00 and $1.65:£1.00). If exchange rates remain at these levels throughout 2015, or if the US dollar strengthens further against the Euro and the Pound Sterling, the Company’s product sales growth in 2015 will be adversely impacted, particularly for ELAPRASE, REPLAGAL and VPRIV.

•
Total revenues were up 22% to $6,022 million (2013: $4,934 million), due to the Company’s strong product sales growth and higher royalties and other revenues (up 8%). The higher royalty income included $22 million of INTUNIV royalties following generic entry in December and other revenues included the receipt of a $13 million milestone relating to FOSRENOL.

•
Operating income from continuing operations in 2014 was down 2% to $1,698 million (2013: $1,734 million). Operating income from continuing operations includes $190 million of intangible asset impairment charges (2013: $20 million), integration and acquisition costs of $159 million (2013: a net credit of $134 million), One Shire reorganization costs of $181 million (2013: $88 million), and costs associated with AbbVie’s terminated offer for Shire of $96 million (2013: $nil). Excluding these items, operating income grew strongly in 2014, up 36%, due to higher total revenues (up 22%) and only a 9% increase in combined R&D and SG&A, demonstrating the Company’s focus on delivering efficient growth.

•
Diluted earnings per ordinary share from continuing operations increased 127% to $5.55 (2013: $2.45) primarily due to the receipt of a $1,635 million break fee in relation to AbbVie’s terminated offer for Shire and a lower effective tax rate of 2% (2013: 16%), which was partially offset by the lower operating income.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2014	2013	Change
	$'M	$'M	%
Product sales	5,830.4	4,757.5	+23%
Royalties	160.8	153.7	5%
Other revenues	30.9	23.1	34%

Total	6,022.1	4,934.3	+22%

Product sales1

	Year to	Year to
	December 31,	December 31,	Product sales	Non-GAAP CER	US prescription		Exit market
	2014	2013	growth	growth4	growth2		share2
	$'M	$'M	%	%	%		%
Net product sales:

VYVANSE	1,449.0	1,227.8	+18	+18	+4		16
LIALDA/MEZAVANT	633.8	528.9	+20	+20	+25		33
ELAPRASE	592.8	545.6	+9	+11	n/a	3	n/a	3
CINRYZE	503.0	-	n/a	n/a	n/a	3	n/a	3
REPLAGAL	500.4	467.9	+7	+10	n/a	4	n/a	4
ADDERALL XR	383.2	375.4	+2	+3	+7		5
VPRIV	366.7	342.7	+7	+8	n/a	3	n/a	3
FIRAZYR	364.2	234.8	+55	+55	n/a	3	n/a	3
INTUNIV	327.2	334.9	-2	-2	-3		2
PENTASA	289.7	280.6	+3	+3	-4		13
FOSRENOL	183.0	183.4	-	-1	-8		4
XAGRID	108.5	99.4	+9	+6	n/a	3	n/a	3
Other product sales	128.9	136.1	-5	-4	n/a		n/a

Total product sales	5,830.4	4,757.5	+23	+23

(1)
Product sales from continuing operations, including ViroPharma acquired on January 24, 2014, and excluding DERMAGRAFT which has been treated as discontinued operations following divestment on January 17, 2014.

(2)	Data provided by IMS Health National Prescription Audit (“IMS NPA”). Exit market share represents the average US market share in the month ended December 31, 2014.
(3)	IMS NPA Data not available.
(4)	Not sold in the US in the year to December 31, 2014.
(5)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non-GAAP financial measure (“Non-GAAP CER”), computed by comparing 2014 product sales and revenues restated using 2013 average foreign exchange rates to 2013 actual product sales and revenues. This Non-GAAP financial measure is used by Shire’s management, and is considered to provide useful information to investors about the Company’s results of operations, because it facilitates an evaluation of the Company’s year on year performance on a comparable basis. Average exchange rates for the year to December 31, 2014 were $1.65:£1.00 and $1.33:€1.00 (2013: $1.56:£1.00 and $1.33:€1.00).

VYVANSE – ADHD

VYVANSE product sales grew strongly (up 18%) in 2014 primarily due to the benefit of price increases1 and to a lesser extent higher US prescription demand and growth in ex-US product sales.  This growth was partially offset by a lower level of stocking in 2014 as compared to 2013.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – Ulcerative colitis

The 20% growth in product sales for LIALDA/MEZAVANT in 2014 was primarily driven by higher prescription demand (up 25%) and to a lesser extent a price increase1 taken at the beginning of 2014. The growth was partially offset by a lower level of stocking and higher sales deductions as a percentage of sales in 2014 as compared to 2013.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ELAPRASE – Hunter syndrome

ELAPRASE sales growth was up 9% (up 11% on a Non GAAP CER basis), driven by continued growth in the number of treated patients, especially in emerging markets. Sales growth was negatively affected by foreign exchange.

CINRYZE – for the prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma on January 24, 2014. CINRYZE sales were $503 million in 2014, growing 30% on a pro-forma basis on 2013(2) primarily driven by more patients on therapy and to a lesser extent the impact of a price increase1 in the US and an increase in channel inventory.

REPLAGAL – Fabry disease

REPLAGAL sales were up 7% compared to 2013 (up 10% on a Non GAAP CER basis), driven primarily by higher unit sales as the Company continues to see an increase in the number of patients on therapy, with good growth in emerging markets and to a lesser extent in Europe. The benefit of the higher unit sales was partially offset by foreign exchange.

ADDERALL XR – ADHD

ADDERALL XR product sales were up 2% in 2014, as a result of higher prescription demand, partially offset by lower stocking in 2014 compared to 2013.

Litigation proceedings regarding ADDERALL XR are ongoing. Further information about this litigation and the Impax settlement, can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

VPRIV – Gaucher disease

VPRIV sales were up 7% (up 8% on a Non GAAP CER basis), driven by a strong performance in the EU and US as the Company continues to add naïve patients and gain patients switching from other therapies. Sales growth was also negatively impacted by foreign exchange.

FIRAZYR – Hereditary Angioedema

FIRAZYR sales growth was up 55% compared to 2013, driven by a higher number of patients on therapy and the effect of a price increase1 in the US market.

INTUNIV – ADHD

INTUNIV product sales were down 2% compared to 2013, reflecting the impact of generic competition from December 2014, which resulted in lower prescription demand, significantly higher sales deductions as a percentage of product sales and destocking as compared to a slight level of stocking in 2013. This was partially offset by price increases1 taken in 2014. The impact of generic competition saw INTUNIV market share fall to 2.3% at the end of 2014 from 4.6% at the beginning of the year.

Further information about litigation proceedings regarding INTUNIV can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

PENTASA – Ulcerative Colitis

PENTASA product sales were up 3% as the benefit of price increases1 was partially offset by higher sales deductions and a lower prescription demand in 2014 compared to 2013.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 2013 CINRYZE sales were recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire.

Royalties

	Year to	Year to
	December 31,	December 31,
	2014	2013	Change
	$'M	$'M	%
FOSRENOL	51.4	48.1	7%
3TC and ZEFFIX	33.9	46.7	-27%
ADDERALL XR	28.9	27.6	5%
INTUNIV	22.0	-	n/a
Other	24.6	31.3	-21%

Total	160.8	153.7	5%

Shire has received royalty income from Actavis following INTUNIV generic competition from December 2014.  Royalty income is based on 25% of Actavis’ gross profits from INTUNIV sales.

Cost of product sales from continuing operations

Cost of product sales increased to $979.3 million for the year to December 31, 2014 (17% of product sales), up from $670.8 million in the corresponding period in 2013 (14% of product sales). Cost of product sales as a percentage of product sales was three percentage points higher compared to the same period in 2013. In the year to December 31, 2014 Cost of product sales was impacted by loss and expiry provisions, the inclusion of lower margin CINRYZE acquired with ViroPharma and charges of $91.9 million on the unwind of the fair value adjustment on acquired ViroPharma inventories.

For the year to December 31, 2014 cost of product sales included depreciation of $57.1 million (2013: $37.5 million).

R&D from continuing operations

R&D expenditure increased to $1,067.5 million for the year to December 31, 2014 (18% of product sales), compared to $933.4 million in the corresponding period in 2013 (20% of product sales). R&D expenditure in 2014 includes impairment charges of $190.3 million, primarily relating to the SHP602 IPR&D intangible asset of $166.0 million, following the current Phase 2 trial being placed on clinical hold and $22.0 million relating to the SHP613 IPR&D intangible asset, following the decision to discontinue further development based on portfolio prioritization as well as unexpected challenges and complexities with the development program. Also included in 2014 R&D expenditure is a payment of $12.5 million in respect of in-licensed and acquired products. In 2013 R&D expenditure included impairment charges of $19.9 million related to IPR&D intangible assets acquired with Movetis N.V. Excluding these costs, R&D expenditure in the year to December 31, 2014 decreased by 5% or by $49 million, due to the completion/termination of several large Phase 3 programs which were ongoing during 2013, including new uses for LDX, the effect of portfolio prioritization decisions taken during 2013 and lower overheads due to the One Shire reorganization, partially offset by the inclusion of programs acquired with ViroPharma and Lumena, and increased spend on the SHP607 (prevention of ROP), SHP608 (DEB) and SHP606 (DED) programs.

R&D in the year to December 31, 2014 included depreciation of $24.5 million (2013: $23.3 million).

SG&A from continuing operations

SG&A expenditure increased to $2,025.8 million for the year to December 31, 2014 from $1,651.3 million, due to the inclusion of ViroPharma SG&A costs from January 24, 2014, higher intangible asset amortization, costs incurred in connection with AbbVie’s terminated offer for Shire and commercial spending in advance of anticipated product launches for certain products, which offset lower overheads following the One Shire reorganization. SG&A as a proportion of product sales remained constant at 35% of product sales for the year to December 31, 2014 compared with 35% of product sales in the corresponding period in 2013, as the Company continues to see benefits from the One Shire reorganization and the focus on operational discipline in the year to December 31, 2014.

For the year to December 31, 2014 SG&A included depreciation of $81.9 million (2013: $66.8 million) and amortization of $243.8 million (2013: $152.0 million).

Gain on sale of product rights from continuing operations

For the year to December 31, 2014 Shire recorded a net gain on sale of product rights of $88.2 million (2013: $15.9 million) following the divestment of CALCICHEW, VANCOCIN, ESTRACE and EXPUTEX. The net gain on sale of product rights also included the loss on re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA.

Reorganization costs from continuing operations

For the year to December 31, 2014 Shire recorded reorganization costs of $180.9 million (2013: $88.2 million) comprising costs relating to the One Shire reorganization, which included involuntary termination benefits and other termination costs.  Amounts recorded in 2014 also include certain costs associated with moving more than 500 positions from Chesterbrook to Lexington, which will be effected over 2015 and 2016.

Integration and acquisition costs from continuing operations

For the year to December 31, 2014 Shire recorded integration and acquisition costs of $158.8 million, comprising acquisition and integration costs of $144.1 million, primarily related to ViroPharma, and a $14.7 million charge relating to the change in fair value of contingent consideration liabilities.

In 2013 Shire recorded a net credit of $134.1 million in integration and acquisition costs primarily related to the change in fair values of contingent consideration liabilities offset by the costs of integrating SARcode, and Lotus Tissue Repair Inc..

Interest expense from continuing operations

For the year to December 31, 2014 Shire incurred interest expense of $30.8 million (2013: $38.1 million). Interest expense in 2014 principally relates to interest and financing costs incurred on facilities drawn down in respect of the acquisition of ViroPharma.

Receipt of Break Fee

On July 18, 2014, the Boards of AbbVie and Shire announced that they had agreed the terms of a recommended combination of Shire with AbbVie, subject to a number of conditions including approval by shareholders and regulators. On the same date Shire and AbbVie entered into a co-operation agreement in connection with the recommended combination. On October 16, 2014, the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of a US Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition.  Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The Company entered into a termination agreement with AbbVie, pursuant to which AbbVie paid the break fee due under the cooperation agreement of approximately $1,635.4 million. The Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and has not recognized a tax charge in the income statement in the current accounting period. However, this has not been agreed with the tax authorities.

Taxation from continuing operations

The effective tax rate on income from continuing operations was 2% (2013: 16%).

The effective rate of tax on income from continuing operations is lower than 2013 primarily due to the receipt of the break fee from AbbVie and recognition of a net credit to income taxes of $235 million, following the settlement of certain tax positions with the Canadian revenue authorities in 2014. The accounting treatment for tax purposes of the Break Fee is outlined in the immediately preceding paragraph. Excluding the effect of these two items the effective tax rate in 2014 would have been 17%.

Discontinued operations

The gain from discontinued operations for the year to December 31, 2014 was $122.7 million net of tax (2013: loss of $754.5 million).  The gain from discontinued operations includes a tax credit of $211.3 million primarily driven by a tax benefit arising following a reorganization of the former RM business undertaken in the fourth quarter of 2014, associated with the divestment of the DERMAGRAFT business in the first quarter of 2014. This gain was partially offset by costs associated with the divestment of the DERMAGRAFT business, including a loss on re-measurement of contingent consideration receivable from Organogenesis to its fair value.

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

•
Operating income from continuing operations in 2013 was up 66% to $1,734 million (2012: $1,045 million), primarily due to the strong growth in product sales and an overall reduction in total operating expenses in 2013 compared to 2012 as the Company focused on delivering efficient growth. Operating expenses in 2013 included a net credit of $159 million due to changes in the fair value of contingent consideration liabilities, in particular related to the acquisition of SARcode following the release of top-line Opus-2 data. Operating expenses in 2012 included impairment charges of $197.9 million related to RESOLOR intangible assets. R&D expenditure decreased by 2%. SG&A expenditure decreased by 15%.

•
Diluted earnings per ordinary share from continuing operations increased 74% to $2.45 (2012: $1.41) due to the higher operating income from continuing operations and a lower effective tax rate of 16% (2012: 20%).

 Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2013	2012	Change
	$'M	$'M	%
Product sales	4,757.5	4,252.9	+12
Royalties	153.7	241.6	-36
Other revenues	23.1	32.9	-30

Total	4,934.3	4,527.4	+9

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales	Non-GAAP CER	US prescription		Exit market
	2013	2012	growth	growth4	growth1		share1
	$'M	$'M	%	%	%		%
VYVANSE	1,227.8	1,029.8	19	+19	+6		16
ELAPRASE	545.6	497.6	10	+11	n/a	2	n/a	2
LIALDA/MEZAVANT	528.9	399.9	32	+32	+18		28
REPLAGAL	467.9	497.5	-6	-4	n/a	3	n/a	3
ADDERALL XR	375.4	429.0	-12	-12	-9		5
VPRIV	342.7	306.6	12	+12	n/a	2	n/a	2
INTUNIV	334.9	287.8	16	+16	+8		5
PENTASA	280.6	265.8	6	+6	-1		14
FIRAZYR	234.8	116.3	102	+101	n/a	2	n/a	2
FOSRENOL	183.4	172.0	7	+6	-18		4
XAGRID	99.4	97.2	2	+1	n/a	2	n/a	2
Other product sales	136.1	153.4	-11	-11	n/a		n/a

Total product sales	4,757.5	4,252.9	+12

(1)	Data provided by IMS. Exit market share represents the average US market share in the month ended December 31, 2013.
(2)	IMS NPA Data not available.
(3)	Not sold in the US in the year to December 31, 2013.
(4)	Average exchange rates for the year to December 31, 2013 were $1.56:£1.00 and $1.33:€1.00 (2012: $1.59:£1.00 and $1.29:€1.00).

VYVANSE – ADHD

VYVANSE product sales grew strongly (+19%) in 2013 primarily as a result of price increases1 as well as higher prescription demand, primarily due to growth in the US ADHD market (+6%).

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

ELAPRASE – Hunter syndrome

Reported ELAPRASE sales growth (+10%) was driven by an increase in the number of patients on therapy.

LIALDA/MEZAVANT – Ulcerative Colitis

The growth in product sales for LIALDA/MEZAVANT (+32%) in 2013 was primarily driven by higher market share in the US, the effects of which were partially offset by higher sales deductions in 2013 as compared to 2012.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

REPLAGAL – Fabry disease

REPLAGAL sales were down 6% compared to 2012  (down  4% on a Non-GAAP CER basis) as sales in 2013 were impacted by foreign exchange, pricing pressure (primarily in Europe) and slightly lower volumes due to the return of competition to the Fabry market.

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

FIRAZYR – HAE

FIRAZYR sales growth (+102% compared to 2012) was primarily driven by the US market, where Shire continues to see both good growth in new patients and increased levels of repeat usage by existing patients.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

Royalties

Year to December 31,	2013	2012	Change
	$'M	$'M	%
FOSRENOL	48.1	53.3	-10
3TC and ZEFFIX	46.7	91.6	-49
ADDERALL XR	27.6	70.3	-61
Others	31.3	26.4	+19

Total	153.7	241.6	-36

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

Cost of product sales from continuing operations

Cost of product sales increased to $670.8 million for the year to December 31, 2013 (14% of product sales), up from $585.8 million in the corresponding period in 2012 (14% of product sales). The costs of product sales as a percentage of product sales remained broadly constant in 2013 as compared to 2012.

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

Integration and acquisition costs from continuing operations

For the year to December 31, 2013 Shire recorded a net credit of $134.1 million in integration and acquisition costs (2012: $13.5 million charge). This comprised a credit of $159.1 million (2012: $9.2 million charge) relating to the change in fair values of contingent consideration liabilities, in particular relating to the acquisition of SARcode, partially offset by $25.0 million of acquisition and integration costs, primarily for the acquisition of ViroPharma and integration of SARcode and Lotus Tissue Repair. In 2012 integration and acquisition costs primarily related to the acquisition of FerroKin.

Interest expense from continuing operations

For the year to December 31, 2013 Shire incurred interest expense of $38.1 million (2012: $38.2 million). Interest expense principally related to the coupon and amortization of issue costs on Shire’s convertible bonds which were fully redeemed or converted in the year, and to a lesser extent costs incurred on facilities related to the purchase of ViroPharma.

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

Financial condition at December 31, 2014 and 2013

Cash & cash equivalents

Cash and cash equivalents increased by $743.0 million to $2,982.4 million at December 31, 2014 (December 31, 2013: $2,239.4 million). Cash provided by operating activities was up by 189% to $4,229 million, due to the receipt of the $1,635 million break fee in relation to AbbVie’s terminated offer for Shire, the benefit of the $417 million repayment received from the Canadian revenue authorities and the Company’s continued strong cash receipts from gross product sales. In addition cash provided by financing activities in 2014 of $554.5 million primarily reflected the net proceeds from Shire’s line of credit and other borrowings. These inflows were offset by the cost of acquiring ViroPharma, Lumena and Fibrotech.

Accounts receivable, net

Accounts receivable, net increased by $73.9 million to $1,035.1 million at December 31, 2014 (December 31, 2013: $961.2 million), primarily due to the increase in revenue. Days sales outstanding decreased to 43 days (December 31, 2013: 46 days).

Inventories

Inventories increased by $89.5 million to $544.8 million at December 31, 2014 (December 31, 2013: $455.3 million), primarily due to the inclusion of CINRYZE inventories following the acquisition of ViroPharma.

Goodwill

Goodwill increased by $1,850.3 million to $2,474.9 million at December 31, 2014 (December 31, 2013: $624.6 million), principally due to the acquisitions of ViroPharma, Fibrotech and Lumena.

Other intangible assets, net

Other intangible assets increased by $2,621.8 million to $4,934.4 million at December 31, 2014 (December 31, 2013: $2,312.6 million), principally due to the intangible assets acquired with ViroPharma, Lumena and Fibrotech, offset by the impairments of the SHP602 and SHP613 IPR&D assets, intangible asset amortization and the divestments of VANCOCIN, EXPUTEX and ESTRACE.

Short term borrowing

Short term borrowings increased from $nil at December 31, 2013 to $850.0 million at December 31, 2014 reflecting the utilization of a short term debt facility to part fund the acquisition of ViroPharma.

Other current liabilities

Other current liabilities increased by $143.0 million to $262.5 million at December 31, 2014 (December 31, 2013: $119.5 million) principally due to the recognition of contingent consideration liabilities in respect of the Lumena acquisition.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $650.0 million to $1,210.6 million at December 31, 2014 (December 31, 2013: $560.6 million), primarily due to deferred tax liabilities arising on the intangible assets acquired with ViroPharma and Lumena.

Other non-current liabilities

Other non-current liabilities increased by $148.2 million to $736.7 million at December 31, 2014 (December 31, 2013: $558.5 million) principally due to the recognition of contingent consideration payable in respect of the Lumena and Fibrotech acquisitions and changes in the fair value of contingent consideration payable in respect of prior acquisitions.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Benefit Trust (“EBT”) of Shire shares in the market to satisfy awards granted under Shire’s employee share plans; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $2,982.4 million of cash and cash equivalents at December 31, 2014.

Shire has a revolving credit facility of $2,100 million which matures in 2019, which was undrawn at December 31, 2014.

In connection with its acquisition of ViroPharma, on November 11, 2013 the Company also entered into a $2,600 million term loan facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “2013 Facilities Agreement”). Amounts drawn under the 2013 Facilities Agreement were subsequently reduced to $850 million. At December 31, 2014 the 2013 Facilities Agreement comprises an $850 million term loan facility which matures on November 11, 2015, which was fully utilized and recorded within short term borrowings.

On January 24, 2014 ViroPharma commenced a tender offer to repurchase, at the option of each holder, any and all of ViroPharma’s outstanding 2.00% Convertible Senior Notes Due 2017 (the “Convertible Notes”) and notified the holders of their separate right to convert the Convertible Notes. As of December 31, 2014, Convertible Note holders had voluntarily converted approximately $205 million aggregate principal amount of the Convertible Notes for a total consideration of $551.5 million. The remaining outstanding Convertible Notes total an aggregate principal amount of $26,000.

Following the Company’s announcement to acquire NPS Pharma, on January 11, 2015 the Company entered into an $850 million term loan facilities agreement which matures on January 10, 2016.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2,100 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions, for which Abbey National Treasury Services PLC (trading as Santander Global Banking and Markets), Bank of America Merrill Lynch International Limited, Barclays Bank PLC, Citigroup Global Markets Limited, Lloyds Bank PLC, The Royal Bank of Scotland PLC and Sumitomo Mitsui Banking Corporation acted as mandated lead arrangers and bookrunners and DNB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Credit Suisse AG, London Branch, Deutsche Bank Luxembourg S.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley Bank International Limited acted as arrangers. Shire is an original borrower under the RCF and has agreed to act as guarantor for its subsidiaries, which are also original borrowers and for any other of its subsidiaries that become additional borrowers thereunder. At December 31, 2014 the RCF was undrawn. On February 23, 2015 Shire requested the utilization of $1,300 million under the RCF to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

The RCF, which terminates on December 12, 2019, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million US dollar and euro swingline facility operating as a sub-limit thereof.

The RCF became immediately available for general corporate purposes as outlined above, on satisfaction of certain customary conditions precedent including the cancellation of Shire’s multicurrency term and revolving facilities agreement dated November 23, 2010 (the “2010 RCF”) with a number of financial institutions, for which Abbey National Treasury Services PLC, Bank of America Merrill Lynch International Limited (formerly Banc of America Securities Limited), Barclays Bank PLC (formerly Barclays Capital), Citigroup Global Markets Limited, Lloyds Bank PLC (formerly Lloyds TSB Bank PLC) and The Royal Bank of Scotland PLC acted as lead arrangers (the facilities under which at such time were undrawn).

Interest on any loans made under the RCF will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders. The interest rate for the RCF will be: LIBOR (or, in relation to any revolving loan in euro, EURIBOR); plus 0.30% per year until delivery of the first compliance certificate required to be delivered after the date of the RCF, subject to change thereafter depending upon (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the RCF) in respect of the most recently completed financial year or financial half year and (ii) the occurrence and continuation of an event of default in respect of the financial covenants or the failure to provide a compliance certificate.

Shire shall also pay (i) a commitment fee equal to 35% per year of the applicable margin on available commitments under the RCF for the availability period applicable thereto and (ii) a utilization fee equal to (a) 0.10% per year of the aggregate of the amount requested by the borrower in a utilization request (the “Base Currency Amount”) of all outstanding loans up to an aggregate Base Currency Amount equal to $700 million, (b) 0.15% per year of the amount by which the aggregate Base Currency Amount of all outstanding loans exceeds $700 million but is equal to or less than $1,400 million and (c) 0.30% per year of the amount by which the aggregate Base Currency Amount of all outstanding loans exceeds $1,400 million.

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month Relevant Period (each as defined in the RCF) must not, at any time, exceed 3.5:1 (except that, following an acquisition fulfilling certain criteria, Shire may on a once only basis elect to increase this ratio to 4.0:1 for the Relevant Period in which the acquisition was completed and for that immediately following) and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month Relevant Period (each as defined in the RCF) must not be less than 4.0:1.

The RCF restricts (subject to certain exceptions) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes.

Events of default under the facilities include, among others: (i) non-payment of any amounts due under the Finance Documents (as defined in the RCF), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the Finance Documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the RCF to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the RCF repudiates such agreement or other Finance Document. The full terms of the RCF are set out in Exhibit 10.31 to this Annual Report on Form 10-K.

Term Loan Facilities Agreement

2015 Facilities Agreement

On January 11, 2015, Shire entered into an $850 million Facility Agreement with, among others, Citi Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”).  The 2015 Facility Agreement comprises a $850 million term loan facility.  Shire has agreed to act as guarantor for any of its subsidiaries that are or become additional borrowers under the 2015 Facility Agreement.

The 2015 Facility Agreement, which matures on January 10, 2016, may be used only to finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).  The maturity date may be extended twice, at Shire’s option, by six months on each occasion. On February 23, 2015 Shire requested the utilization of $850 million under the 2015 Facilities Agreement to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

Interest on any loans made under the 2015 Facility Agreement will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders.  The interest rate applicable to the 2015 Facility Agreement is LIBOR plus 0.50% per annum and increases by 0.25% per annum 6 months after the date of the agreement and on each subsequent date falling at three months intervals thereafter.

Shire shall also pay a commitment fee on the available but unutilized commitments under the 2015 Facility Agreement for the availability period applicable to each facility. With effect from first utilization, the commitment fee rate will be 35% of the applicable margin. Before first utilization, the commitment fee rate will increase in stages from 0% to 35% of the applicable margin over a period of 3 months.

The 2015 Facility Agreement includes customary representations and warranties, covenants and events of default, including requirements that the ratio of Net Debt to EBITDA of the Group (each as defined in the 2015 Facility Agreement) must not, at any time, exceed 3.5:1 for the Relevant Period (as defined in the 2015 Facility Agreement), except that following certain acquisitions, including the merger with NPS Pharma, Shire may elect to increase the ratio to 4.0:1 in the relevant period in which the acquisition was completed and the immediately following relevant period.  In addition, for each 12-month period ending December 31 or June 30, the ratio of EBITDA of the Group to Net Interest (each as defined in the 2015 Facility Agreement) must not be less than 4.0:1.

The 2015 Facility Agreement restricts (subject to certain exceptions) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans.  Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire. In addition, in certain circumstances, the net proceeds of certain shares, undertakings or business disposals by Shire must be applied towards the mandatory prepayment of the facility, subject to certain exceptions.

Events of default under the facility include: (i) non-payment of any amounts due under the facility, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire and its subsidiaries, (vii) if it becomes unlawful for Shire or any of its subsidiaries that are parties to the 2015 Facility Agreement to perform their obligations or (viii) if Shire or any subsidiary of Shire which is a party to the 2015 Facility Agreement repudiates the 2015 Facility Agreement or any other finance document, among others. The 2015 Facility Agreement is governed by English law.

2013 Facilities Agreement

On November 11, 2013, Shire entered into a $2,600 million facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “2013 Facilities Agreement”).  The 2013 Facilities Agreement comprised two credit facilities: (i) a $1,750 million term loan facility and (ii) a $850 million term loan facility.

On December 13, 2013 and at various points during the year to December 31, 2014, the Company cancelled part of the $2,600 million term loan facility. At December 31, 2014 the 2013 Facilities Agreement comprised an $850 million term loan facility which matures on November 11, 2015 and was fully utilized. All other terms and conditions remain unchanged.

The $850 million term loan facility has been used to finance the purchase price payable in respect of Shire’s acquisition of ViroPharma (including certain related costs).

Interest on any loans made under the facilities will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders.

The interest rate applicable to the $850 million term loan facility commenced at LIBOR plus 1.15% per annum until delivery of the compliance certificate for the year ending December 31, 2013 and is subject to change depending upon the prevailing ratio of Net Debt to EBITDA of the Group (each as defined in the 2013 Facilities Agreement), in respect of the most recently completed financial year or financial half year.

The 2013 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that the ratio of Net Debt to EBITDA of Shire (each as defined in the 2013 Facilities Agreement) must not, at any time, exceed 3.5:1 for the Relevant Period (as defined in the 2013 Facilities Agreement), except that following certain acquisitions, including the ViroPharma acquisition, Shire may elect to increase the ratio to 4.0:1 in the relevant period in which the acquisition was completed and the immediately following relevant period.  In addition, for each 12-month period ending December 31 or June 30, the ratio of EBITDA of the Group to Net Interest (each as defined in the 2013 Facilities Agreement) must not be less than 4.0:1.

The 2013 Facilities Agreement restricts (subject to certain covenants) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans.  Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire. In addition, in certain circumstances, the net proceeds of certain shares, undertakings or business disposals by Shire must be applied towards the mandatory prepayment of the facilities, subject to certain exceptions.

Events of default under the facilities include: (i) non-payment of any amounts due under the facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire and its subsidiaries, (vii) if it becomes unlawful for Shire or any of its subsidiaries that are parties to the 2013 Facilities Agreement to perform their obligations or (viii) if Shire or any subsidiary of Shire which is a party to the 2013 Facilities Agreement repudiates the 2013 Facilities Agreement or any other finance document, among others. The 2013 Facilities Agreement is governed by English law.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loans and milestone payments as they become due over the next twelve months.

Shire’s existing cash, the 2015 Facilities Agreement and the RCF are sufficient to finance the acquisition of NPS Pharma.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF, term loan facilities and through new borrowings or the issuance of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash (excluding restricted cash), as at December 31, 2014 and 2013:

	2014	2013
December 31,	$’M	$’M
Cash and cash equivalents1	2,982.4	2,239.4

Short term borrowings	(850.0)	-
Other debt	(13.7)	(8.9)

Total debt	(863.7)	(8.9)

Net cash2	2,118.7	2,230.5

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

(2)
Net cash is a Non-GAAP measure.  The Company believes that Net (debt)/cash is a useful measure as it indicates the level of net cash /borrowings after taking account the cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2014 increased by $2,765.4 million or 189% to $4,228.4 million (2013: $1,463.0 million) primarily due to the receipt of the $1,635 million break fee in relation to AbbVie’s terminated offer for Shire, the benefit of the $417 million repayment received from the Canadian revenue authorities and higher cash receipts from gross product sales, offset by payments for sales deductions, payments of acquisition and integration costs in respect of the acquisitions of ViroPharma, Lumena and Fibrotech, costs in connection with Abbvie’s terminated offer for Shire and cash payments in respect of the One Shire reorganization.

Net cash provided by operating activities for the year to December 31, 2013 increased by $80.1 million or 6% to $1,463.0 million (2012: $1,382.9 million) as higher cash receipts from gross product sales were more than offset by payments made in relation to the One Shire reorganization (approximately $42 million), costs incurred on the closure of Shire’s facility at Turnhout in Belgium (approximately $24 million) and the payment to settle the litigation with Impax ($48 million).

Net cash used in investing activities was $4,030.6 million in the year to December 31, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million (excluding cash acquired with ViroPharma of $233 million) and for the acquisition of Lumena of $300 million (excluding cash acquired with Lumena of $46 million), offset by the proceeds received on the sale of non-core product rights.

Net cash used in investing activities was $360.9 million in the year to December 31, 2013, principally relating to the cash paid (net of cash acquired) for the acquisitions of SARcode, Premacure and Lotus Tissue Repair and for purchases of PP&E.

Net cash provided by financing activities was $554.5 million for the year to December 31, 2014, principally due to the drawings, net of subsequent repayments, made under the facilities to partially fund the ViroPharma acquisition. In addition the Company paid cash of $551.4 million to settle the convertible debt assumed with ViroPharma, received cash of $346.7 million upon settlement of a purchased call option acquired with ViroPharma and made dividend payments of $121.2 million.

Net cash used in financing activities was $344.6 million for the year to December 31, 2013, principally due to the purchase of shares under the share buy-back program, purchase of shares by the EBT and the dividend payment.

Outstanding Letters of credit

At December 31, 2014, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $46 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Cash Requirements

At December 31, 2014 the Company’s cash requirements for short and long term liabilities reflected on the Balance Sheet and other contractual obligations were as follows:

	Payments due by period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’M	$’M	$’M	$’M	$’M
Short-term debt obligation	850.0	850.0	-	-	-
Operating leases obligation (i)	221.1	49.3	51.1	28.2	92.5
Purchase obligations (ii)	1,101.1	729.5	217.7	153.9	-
Other long term liabilities reflected on the Balance Sheet (iii)	675.1	-	283.6	290.1	101.4

Total	2,847.3	1,628.8	552.4	472.2	193.9

(i)	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021.

(ii)
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment), including open purchase orders, that are enforceable and legally binding and that specify all significant terms. Shire expects to fund these commitments with cash flows from operating activities.

(iii)	Unrecognized tax benefits and associated interest and penalties of $199.2 million are included within payments due in one to three years.

In addition to the above contractual obligations, the Company is committed to make milestone payments (principally arising from the in-licensing or acquisition of products, assets and businesses), contingent upon the occurrence of future events (and therefore payment is not yet due). At December 31, 2014, the Company is contingently committed to pay up to approximately $1.4 billion (aggregate contractual amount) in respect of potential future research and development milestone payments and up to approximately $1.2 billion (aggregate contractual amount) in respect of commercial milestones as a result of prior business combinations and in-licensing agreements. Payments under these agreements are generally due and payable only upon achievement of certain development, regulatory and commercial milestones.

From a business perspective, these payments signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from product sales. However, it is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing of their achievement. As a result, these potential payments are not included in the table of contractual obligations.

On January 11, 2015 Shire also signed a definitive agreement to acquire all of the outstanding share capital of NPS Pharma for $46 per share in cash or approximately $5.2 billion. This acquisition was completed on February 21, 2015. This cash requirement did not exist as at December 31, 2014 and therefore is not reflected in the table above.

Off-balance sheet arrangements

There are no off-balance sheet arrangements, aside from those outlined above, that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Foreign currency fluctuations

A number of the Company’s subsidiaries have a functional currency other than the US Dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly in the Euro, Swiss Franc and Pound Sterling against the US Dollar.

The accumulated foreign currency translation differences at December 31, 2014 of $136.1 million are reported within accumulated other comprehensive (loss)/income in the consolidated balance sheet and foreign exchange losses for the year to December 31, 2014 of $15.6 million are reported in the consolidated statements of income.

At December 31, 2014, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. At December 31, 2014 the fair value of these contracts was a net asset of $4.8 million.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2014 there were three customers in the US that accounted for 47% of the Company’s global product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have a material adverse effect on Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the US the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers.

To date the Company has not incurred significant losses on accounts receivable outside of the US, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the global economy, or major national economies, suffers significant deterioration, such that the ability to make payments becomes uncertain, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. For further information, see ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets, sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(i)	Valuation of intangible assets

In accordance with US GAAP the Company classifies intangible assets into three categories: (1) finite lived intangible assets, which are amortized over their estimated useful lives; (2) intangible assets with indefinite lives, which are not subject to amortization; and (3) goodwill.

At December 31, 2014 the carrying value of the Company’s finite lived intangible assets was $3,384 million (2013: $1,361 million; 2012: $2,157 million), the carrying value of the Company’s indefinite lived intangible assets was $1,550 million (2013: $952 million; 2012: $231 million), and the carrying value of the Company’s goodwill was $2,475 million (2013: $625 million; 2012: $645 million). The Company’s indefinite lived intangible assets relate solely to IPR&D assets acquired through business combinations.

(i)	Initial valuation of intangible assets acquired through business combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the fair value of consideration given and the fair value of any noncontrolling interest over the fair values of the identifiable assets and liabilities acquired is recorded as goodwill. The determination of the estimated fair values of acquired intangible assets, including determining the appropriate unit of account for each intangible asset, as well as the useful economic life ascribed to finite lived intangible assets, requires the use of significant judgement. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of acquired intangible assets, which could have a material effect on the Company’s results of operations.

US GAAP provides acquirers with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed in a business combination (a measurement period). The measurement period cannot exceed more than one year from the acquisition date. In accordance with US GAAP, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the acquisition occurred, the Company reports in its financial statements preliminary amounts for those items for which the accounting is incomplete, which may include intangible assets acquired. During the measurement period, the Company considers all pertinent factors to determine whether new information obtained after the acquisition date regarding the values of intangible assets should result in an adjustment to the provisional amounts recognized or whether that new information results from events that occurred after the acquisition date and should result in an adjustment through current period earnings. Depending upon the nature of this new information, significant judgment may be required in determining whether the adjustment should be reflected as an adjustment to provisional amounts or adjusted through current period earnings. Application of a different judgment could materially impact the Company’s results of operations.

Initial valuation of finite lived intangible assets

At December 31, 2014 the carrying value of the Company’s finite lived intangible assets was $3,384 million. In the year to December 31, 2014 the Company acquired finite lived intangible assets totaling $2,320 million, primarily relating to the intangible assets for currently marketed products acquired with ViroPharma.

The fair values of all finite lived identifiable intangible assets, for commercialized products and developed product technologies, acquired through business combinations have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. The multi-period excess earnings method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships, product technologies and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted). Forecasting these future cash flows requires various assumptions to be made, including whether and to what extent future net cash flows are specific to Shire or could also be achieved by a market participant. These valuations are based on information that is known or reasonably knowable at the time of the acquisition of the identifiable intangible assets, and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such valuations will occur as projected. For these reasons, among others, actual cash flows may differ from these forecasts and, dependent on the outcome of future events or circumstances, impairment losses (as outlined below) may result. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of finite lived intangible assets. However, as the valuation process for intangible assets involves a number of inter-related assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of intangible assets to changes in any individual assumption.

Initial valuation of indefinite lived intangible assets (IPR&D)

IPR&D represents the fair value assigned to incomplete technologies and development projects that the Company has acquired through business combinations which completed after January 1, 2009 which, at the time the business combination closed,  had not reached technological feasibility or which had no alternative future use. At December 31, 2014 the carrying value of the Company’s indefinite lived intangible assets (IPR&D) was $1,550 million. In the year to December 31, 2014 the Company acquired IPR&D assets totaling $793 million, primarily relating to the IPR&D assets acquired with ViroPharma, Lumena and Fibrotech.

The fair value of IPR&D assets is determined using the income approach on a project-by-project basis using the multi-period excess earnings method. The fair value of the acquired IPR&D assets has been based on the present value of probability adjusted incremental cash flows which a market participant would expect the IPR&D projects to generate on a “highest and best use” basis, after the deduction of contributory asset charges for other assets employed in these projects. This method incorporates an evaluation of the probability of success of each development project, and the application of an appropriate market participant discount rate commensurate with the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

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

The initial valuation of indefinite lived IPR&D is based on information that existed at the time of the acquisition of the relevant development project, and utilizes expectations and assumptions that (i) have been deemed reasonable by the Company’s management, and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. However, no assurance can be given that the underlying assumptions or estimates associated with the valuation of IPR&D will occur as projected. If IPR&D projects fail during development, are abandoned or subject to significant delay, or do not receive the relevant regulatory approvals, the Company may not realize the future cash flows that it has estimated nor recover the value of the R&D investment made subsequent to acquisition of the project. If such circumstances occur, the Company’s future operating results could be materially adversely impacted.

(ii)	Subsequent measurement of intangible assets

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

The Company reviews its finite lived intangible assets for impairment using a “two-step” approach, whenever events or circumstances suggest that the carrying value of its finite lived intangible assets may not be recoverable. Under step one, if the undiscounted cash flows resulting from the use and ultimate disposition of the finite lived intangible asset (based on entity specific assumptions) are less than its carrying value, the intangible asset is considered not to be recoverable. The impairment loss is determined under step two as the amount by which the carrying value of the intangible asset exceeds its fair value (based on market participant assumptions, which may differ from entity specific assumptions).

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

The Company has not recorded any impairment losses in respect of finite lived intangible assets in 2014. In 2013, as a result of the divestment of DERMAGRAFT to Organogenesis, the Company reclassified the DERMAGRAFT finite lived intangible asset (and other assets subject to disposal) as Assets held for sale and recorded an impairment charge of $636.9 million, measured at fair value less cost to sell, in the year to December 31, 2013.  In the year to December 31, 2012 the Company recognized impairment losses of $126.7 million to write-down its RESOLOR finite lived intangible assets to their fair value.

Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its finite lived intangible assets.

Indefinite lived intangible assets (IPR&D) – estimation of impairment losses

The Company reviews its indefinite lived intangible assets (which currently only relate to IPR&D assets) for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived assets are reviewed for impairment by comparing the fair value of the indefinite lived asset (based on market participant assumptions, which may differ from entity specific assumptions) with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value of the relevant indefinite lived intangible asset.

Events or circumstances that could suggest that the Company’s IPR&D assets may not be recoverable, and which would lead to an evaluation of the relevant asset for impairment, include those factors considered for finite lived intangible assets (outlined above) as well as any adverse changes to the technological or commercial viability of the IPR&D projects, which could include abandonment, or significant delays in progression, of the IPR&D project or a decline in its estimated commercial potential. The occurrence of any such events or circumstances could result in the Company reducing the estimated future net cash flows to be generated by, and the fair value of, its indefinite lived intangible assets and therefore give rise to an impairment loss.

After the identification of any such events or circumstances, and the resultant impairment reviews, the Company recognized impairment losses of $190.3 million in the year to December 31, 2014, primarily to write-down its SHP602 and SHP613 IPR&D assets to their fair value (See ITEM 15 of PART IV: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES and Note 13, “Other intangible assets, net” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details). In 2013 and 2012 the Company recorded impairment losses of $19.9 million and $71.2 million respectively to write-down RESOLOR IPR&D assets to their fair values. Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its indefinite lived intangible assets.

Goodwill – estimation of impairment losses

The Company reviews goodwill for impairment at least annually, or more frequently if events or circumstances indicate the carrying amount of goodwill may not be recoverable.

The Company reviews goodwill for impairment by firstly assessing qualitative factors, including comparing the market capitalization of the Company to the carrying value of its assets, to determine whether events or circumstances exists which indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then the goodwill is considered recoverable and no further testing is performed. If, after assessing these qualitative factors, it is deemed more likely than not that the fair value of a reporting unit is less than its carrying value, a “two step” quantitative assessment is performed. This qualitative determination requires the use of judgment in concluding, based on the totality of events or circumstances, whether goodwill is considered recoverable or whether a further quantitative assessment is required to be performed.

Under this “two step” quantitative assessment, the Company firstly compares the fair value of a reporting unit with its carrying value. If the carrying value of a reporting unit is greater than its fair value, then goodwill is considered impaired and a further test is performed to determine the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value, with an impairment loss recognized in an amount equal to that excess. The quantitative determination of fair value of a reporting unit requires the use of significant judgment and assumptions, which include, amongst other things, the estimation of future forecast cash flows and an appropriate discount rate used to determine the fair value.

In 2013 the Company identified circumstances which indicated that the carrying value of goodwill in the RM reporting unit may not have been recoverable, which triggered an impairment test in advance of the annual testing date. The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the RM reporting unit of which $191.8 million was subsequently reclassified to be presented within discontinued operations (See ITEM 15 of PART IV: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES and Note 12, “Goodwill” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details).

The Company performed its annual goodwill impairment review as of October 1, 2014, which indicated, based on qualitative factors that the Company’s goodwill was recoverable and was not deemed to be at risk of impairment.

(ii)	Sales Deductions

Sales deductions consist primarily of statutory rebates to State Medicaid and other government agencies, Medicare Part D rebates, contractual rebates with Managed Care Organizations (“MCOs”), product returns, sales discounts (including trade discounts), distribution service fees, wholesaler chargebacks, and allowances for coupon and patient assistance programs. These deductions are recorded as reductions to revenue in the same period as the related sales are recognized. Estimates of future obligations are derived from historical experience adjusted to reflect known changes in the factors that impact such reserves. On the balance sheet the Company records wholesaler chargebacks and trade discounts as a reserve against accounts receivable, whereas all other sales deductions are recorded within current liabilities.

The Company has the following significant categories of sales deductions, all of which involve estimates and judgments which the Company considers to be critical accounting estimates, and require the Company to use information from external sources:

Medicaid and Managed Care Rebates

In the US, statutory and any supplemental rebates to State Medicaid agencies and contractual rebates to MCOs under managed care programs are based on statutory or negotiated discounts to the selling price. Medicaid rebates generally increase as a percentage of the selling price over the life of the product (if prices increase faster than general inflation).

It can take up to six months for information to reach the Company on actual usage of the Company’s products in managed care and Medicaid programs and on the total rebates to be reimbursed. Similarly, it can take some months before reimbursement claims are actually made by the Medicaid and Managed Care agencies. As a result the Company estimates the reserves required for amounts payable under these programs relating to sold products.

The amount of these reserves is based on historical experience of rebates, the timing of payments, the level of reimbursement claims, changes in prices (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns, projected product returns and the levels of inventory in the distribution channel.  Adjustments are made for known changes in these factors, including changes in product lifecycle, on a quarterly basis.

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

Aggregate accruals for Medicaid and MCO rebates at December 31, 2014, 2013 and 2012 were $882 million, $807 million and $641 million, or 15%, 17% and 15%, respectively of net product sales. Historically, actual rebates have not varied significantly from the reserves provided.

Product Returns

The Company typically accepts customer product returns in the following circumstances: (a) expiration of shelf life; (b) product damaged while in Shire’s possession; (c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Generally, returns for expired product are accepted three months before and up to one year after expiration date of the relevant product and the returned product is destroyed. Depending on the product and the Company’s return policy with respect to that product, the Company may either refund the sales price paid by the customer by issuance of a credit, or exchange the returned product with replacement inventory. The Company typically does not provide cash refunds.

Shire estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including:

(a)	past product returns activity;

(b)	the duration of time taken for products to be returned;

(c)	the estimated level of inventory in the distribution channel;

(d)	product recalls and discontinuances;

(e)	the shelf life of products;

(f)	the launch of new drugs or new formulations; and

(g)	the loss of patent protection, exclusivity or new competition.

Shire’s estimates of the level of inventory in the distribution channel are based on product-by-product inventory data provided by wholesalers and results of independently commissioned third party retail inventory surveys.

Returns reserves for new products and for those products with generic (or authorized generic) competition generally require a higher level of estimation than those for established products without generic (or authorized generic) competition.

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

The Company estimates returns reserves for products with generic (or authorized generic) competition based on historical sales, the estimated level of inventory in the distribution channel, product utilization and rebate data, which are modified through the use of management judgment to take into account many factors, including, but not limited to, current market dynamics, changes in contract terms, changes in sales trends and product pricing.

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

At December 31, 2014, 2013 and 2012, provisions for product returns were $132 million, $99 million, and $91 million or 2%, 2% and 2% respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

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

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment to measure uncertain tax positions using internal expertise, experience and judgment, together with assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, in the year to December 31, 2014 the Company released certain provisions for uncertain tax positions totaling $221.1 million, primarily related to the settlement of certain tax positions with the Canadian revenue authorities and the conclusion of prior year audits in other territories. These releases were partially offset by the recognition of additional provisions for uncertain tax positions of $84.5 million in relation to ongoing compliance management for current and prior years.

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

At December 31, 2014 the Company recognized a liability of $207.8 million for total unrecognized tax benefits (2013: $355.2 million) and had accrued $25.8 million (2013: $112.2 million) for the payment of interest and penalties. The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are either offset against the income tax liability or establish an income tax receivable but do not reduce the provision for unrecognized tax benefits.

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (“NOLs”), tax credits (from Research and Development and Investment Tax Credits) principally in the Republic of Ireland, the US, Switzerland, Belgium, Germany and the UK. At December 31, 2014 the Company had gross deferred tax assets of $999 million (2013: $822 million; 2012: $764 million), against which the Company had recorded valuation allowances of $325 million (2013: $282 million; 2012: $269 million) and deferred tax liabilities of $1,428 million (2013: $644 million; 2012: $740 million).

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

The Company has a number of lawsuits pending. The Company’s principal pending legal and other proceedings are disclosed in ITEM 3: Legal Proceedings and Note 18, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. These estimates are reviewed quarterly and changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense (or credit) in a future accounting period. At December 31, 2014 provisions for litigation losses, insurance claims and other disputes totaled $16.9 million (December 31, 2013: $72.7 million; 2012: $130.5 million).

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

(v)	Contingent consideration receivable from divestments of products or businesses

The Company is eligible to receive contingent consideration from Organogenesis and Noven in relation to the divestment of the Company’s DERMAGRAFT business and DAYTRANA product, respectively. At December 31, 2014 the Company has contingent consideration assets of $15.9 million (2013: $36.1 million).

Consideration receivable by the Company on the divestment of product rights or businesses typically includes up-front receipts and/or milestones and royalties which are contingent on the outcome of future events (with such milestones and royalties being, for example, based upon the future sales performance of the divested product or business). Contingent consideration occasionally represents a significant proportion of the economic value receivable by the Company for a divested product or business. In these situations the Company initially recognizes this contingent consideration as an asset at its divestment date fair value, with re-measurement of this asset to its then current fair value at subsequent balance sheet dates.

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

The fair value of the Company’s contingent consideration payable at December 31, 2014 was $629.9 million (December 31, 2013: $405.9 million).

Contingent consideration payable represents (i) future milestones the Company may be required to pay in conjunction with various business combinations and (ii) future royalties payable as a result of certain business combinations and licenses. The amounts ultimately payable by Shire are dependent upon (i) the successful achievement of the relevant milestones and (ii) future net sales of the relevant products over the life of the milestone or royalty term respectively.

The Company re-measures its contingent consideration payable to its then current fair value at each balance sheet date. Gains or losses arising on changes to the fair value of contingent consideration payable are recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

At December 31, 2014 the carrying value of assets held for sale in the consolidated balance sheet is $nil (2013: $31.6 million).

In 2013 the assets and liabilities within this disposal group all related to the disposal of the DERMAGRAFT asset group, the divestment of which occurred on January 16, 2014. At the time of their classification as “held for sale,” such assets are collectively measured at the lower of their carrying amount and fair value less costs to sell, and depreciation or amortization ceases. An impairment charge of $637.0 million was recorded in the fourth quarter of 2013 reflecting the adjustment of the DERMAGRAFT disposal group’s carrying amount to its fair value less cost to sell.

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

For the year to December 31, 2014 the IAS Trust recorded income before tax of $112.8 million (2013: $91.1 million; 2012: $81.5 million). This income reflected dividends received on the Income Access Share.

At December 31, 2014 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share, (2014: $112.8 million, 2013: $91.1 million; 2012: $81.5 million), and distributions made on behalf of Shire to shareholders (2014: $112.8 million, 2013: $91.1 million; 2012: $81.5 million).

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

Interest rate risk

The Company is exposed to interest rate risk on its $2,100 million RCF, its $850 million 2013 Facilities Agreement and its $850 million 2015 Facilities Agreement, on which interest is at floating rates, to the extent any of these facilities are utilized. At December 31, 2014 the RCF was undrawn, and the Company had fully utilized $850 million of the 2013 Facilities Agreement. Shire’s exposure under its $850 million 2013 Facilities Agreement is to US dollar interest rates.

The Company has evaluated the interest rate risk on the RCF, the 2013 Facilities Agreement and the 2015 Facilities Agreement and considers the risks associated with floating interest rates on the instruments as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the 2013 Facilities Agreement at December 31, 2014 would increase or decrease interest expense by approximately $8.5 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2014 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

No derivative instruments were entered into during the year to December 31, 2014 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

At December 31, 2014 the Company had 56 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at December 31, 2014 the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $4.2 million, resulting in net derivative assets and derivative liabilities of $8.4 million and $3.6 million, respectively. Further details are included below.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarises the sensitivity of the Company’s reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound Sterling and Swiss Franc against the US Dollar, (assuming a hypothetical 10% strengthening of the US Dollar against each of the aforementioned currencies in the year to December 31, 2014):

	Increase/(reduction) in revenues	Increase/(reduction) in net income
	$M	$M
Euro	(73)	(46)
Pound Sterling	(16)	(5)
Swiss Franc	-	6

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

December 31, 2014	Principal
	Value of	Weighted
	Amount	Average	Fair
	Receivable	Exchange Rate	Value
	$’M		$’M
Swap foreign exchange contracts
Receive USD/Pay EUR	364.7	1.24	10.5
Receive GBP/Pay USD	252.8	1.57	(2.1)
Receive USD/Pay JPY	5.5	0.01	-
Receive SEK/Pay USD	26.6	0.13	(1.3)
Receive USD/Pay MXN	11.4	0.07	0.9
Receive CAD/Pay USD1	407.3	0.87	(3.4)
Receive USD/Pay AUD	6.7	0.83	0.2

1 relates to the repayments received from the Canadian revenue authorities in 2014.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2014 there were three customers in the US that accounted for 47% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of US the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. In the year to December 31, 2014 the Company continued to receive remittances in relation to government-owned or government-supported healthcare providers, from all countries in which it operates, including receipts of $98 million and $143 million in respect of Spanish and Italian receivables, respectively.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in total from government-owned or government-supported healthcare providers in those territories in which the Company is experiencing the most significant delays, being  Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”) are as follows:

	December 31, 2014 $’M	December 31, 2013 $’M

Total accounts receivable, net in the Relevant Countries	118	138

Total accounts receivable, net in the Relevant Countries as a percentage of total outstanding accounts receivable, net	11%	14%

Accounts receivable, net due from government-owned or government-supported healthcare providers for the Relevant Countries	77	128

Accounts receivable due from government-owned or government-supported healthcare providers in the Relevant Countries of $77 million (2013: $128 million) are split by country as follows: Greece $4 million (2013: $4 million); Italy $30 million (2013: $59 million); Portugal $11 million (2013: $14 million), Spain $15 million (2013: $39 million) and Argentina $17 million (2013: $12 million).

The Company continues to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries and in the year to December 31, 2014 received $311 million in settlement of accounts receivable in the Relevant Countries - $7 million was from Greece; $143 million from Italy; $14 million from Portugal, $98 million from Spain and $49 million from Argentina.

To date the Company has not incurred significant losses on the accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable.

Other than the accounts receivable from government-owned or supported healthcare providers outlined above, the Company does not hold any other government debt from the Relevant Countries. Additionally the Company does not consider it is currently exposed to significant credit risk outside of the Relevant Countries.

The Company continues to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other countries suffer significant deterioration, such that their ability to make payments becomes uncertain, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations.

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as at December 31, 2014.

The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as at December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework issued in 2013 (the “2013 COSO Framework”). Based on its assessment, management believes that, as at December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

In January 2014, Shire completed its acquisition of ViroPharma which represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Management has excluded ViroPharma from its assessment of internal controls over financial reporting as of December 31, 2014. The assessment of the effectiveness of internal control over financial reporting for ViroPharma will be completed within one year of the acquisition date. There were no changes in Shire’s internal control over financial reporting in the fourth quarter of 2014 that have or are reasonably likely to materially affect the Company’s internal control over financial reporting. ViroPharma’s total assets (excluding goodwill and other intangible assets which were included in management’s assessment of internal control over financial reporting as of December 31, 2014), and total revenues represent approximately 5% and 9%, respectively, of Shire’s related consolidated financial statement amounts as of and for the year end December 31, 2014.

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during 2014 and 2013. The Company reviewed each system change as it was implemented together with any internal controls affected.

Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors, executive officers and corporate governance

Directors of the Company

Name	Age	Position
Susan Kilsby	56	Non-Executive Chairman (appointed Chairman on April 29, 2014)
Dr. Flemming Ornskov	57	Chief Executive Officer (“CEO”)
David Kappler	67	Deputy Chairman and Senior Independent Non-Executive Director
Dominic Blakemore	45	Non-Executive Director
William Burns	67	Non-Executive Director
Dr. Steven Gillis	61	Non-Executive Director
Dr. David Ginsburg	62	Non-Executive Director
Anne Minto	61	Non-Executive Director
David Stout	60	Non-Executive Director (due to step down on April 28, 2015)

Former Directors of the Company

Name	Age	Position
Matthew Emmens	63	Non-Executive Chairman (stepped down on April 29, 2014)
Graham Hetherington	56	Chief Financial Officer (“CFO”) (stepped down on March 1, 2014)

Executive Officers of the Company

Name	Age	Position
Dr. Flemming Ornskov	57	CEO
Jeffrey Poulton	47	Interim CFO (appointed as Interim CFO and joined the Executive Committee on January 1, 2015)
Mark Enyedy	51	Head of Corporate Development and Interim General Counsel (joined the Executive Committee on May 1, 2014 and appointed as Interim General Counsel on January 1, 2015)
Ginger Gregory	47	Chief Human Resources Officer (joined the Executive Committee on March 1, 2014)
Dr. Philip Vickers	55	Head of Research and Development (joined the Executive Committee on March 1, 2014)

Former Executive Officers of the Company

Name	Age	Position
Graham Hetherington	56	CFO (stepped down on March 1, 2014)
James Bowling	46	Interim CFO (appointed as Interim CFO on March 1, 2014 and stepped down on December 31, 2014)
Tatjana May	49	General Counsel and Company Secretary (stepped down as General Counsel on December 31, 2014)

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

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Susan Kilsby	April 28, 2016
David Kappler	April 28, 2015
Dominic Blakemore	December 31, 2015
William Burns	March 14, 2016
Dr. Steven Gillis	September 30, 2016
Dr. David Ginsburg	June 15, 2016
Anne Minto	June 15, 2016
David Stout	October 30, 2015

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Susan Kilsby
Chairman
Ms. Kilsby was appointed to the Board on September 1, 2011, and was appointed Chairman on April 29, 2014. She is also a member of the Nomination Committee. Ms. Kilsby currently holds Non-Executive Directorships at Keurig Green Mountain, Inc., BBA Aviation plc and Coca-Cola HBC AG. She brings to her role extensive M&A and finance experience having enjoyed a distinguished global career in investment banking. She held senior positions with The First Boston Corporation, Bankers Trust, Barclays de Zoete Wedd and most recently Credit Suisse where she was Chairman of the EMEA Mergers & Acquisitions team until 2009 and a part-time senior advisor until 2014. Ms. Kilsby is also a former Director of Hong Kong listed global skin care company, L’Occitane International S.A. She holds a BA in Economics and a MBA.

Dr. Flemming Ornskov
Chief Executive Officer
Dr. Ornskov was appointed to the Board on January 2, 2013, serving as Chief Executive Officer Designate prior to his appointment as Chief Executive Officer on April 30, 2013. Dr. Ornskov brings to his role his operational and medical knowledge and his extensive international, strategic and operational experience in the pharmaceutical sector. He formerly held the position of Non-Executive Chairman of Evotec AG and was Non-Executive Director of PCI Biotech Holding ASA. From 2010 to 2012 he was Chief Marketing Officer and Global Head, Strategic Marketing for General and Speciality Medicine at Bayer. From 2008 to 2010 Dr. Ornskov served as Global President, Pharmaceuticals and OTC at Bausch & Lomb, Inc.. He also served as Chairman, and later as President and Chief Executive Officer, of Life-Cycle Pharma A/S from 2006 to 2008, and as President and Chief Executive officer of Ikaria, Inc. from 2005 to 2006. Earlier in his pharmaceutical career Dr. Ornskov held roles of increasing responsibility at Merck & Co., Inc. and Novartis AG, following a distinguished period spent in hospitals and academic medicine. Dr. Ornskov received his MD from the University of Copenhagen, MBA from INSEAD and Master of Public Health from Harvard University.

David Kappler
Deputy Chairman and Senior Independent Non-Executive Director
Mr. Kappler was appointed to the Board on April 5, 2004, and was later appointed as Senior Independent Non-Executive Director in July 2007 and as Deputy Chairman in June 2008. He is also Chairman of the Nomination Committee and a member of the Audit, Compliance & Risk Committee. Mr. Kappler brings to the Board his extensive knowledge and experience in financial reporting, risk management and internal financial controls. He served on the Board of InterContinental Hotels Group plc until 2014, was Chairman of Premier Foods plc until 2010 and held directorships at Camelot Group plc and HMV Group plc. He retired from Cadbury Schweppes plc in 2004 after serving as Chief Financial Officer since 1995. Mr. Kappler worked for the Cadbury Schweppes Group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of the Trebor Group, where he was Financial Director. Mr. Kappler is a Fellow of the Chartered Institute of Management Accountants.

Dominic Blakemore
Non-Executive Director
Mr. Blakemore was appointed to the Board on January 1, 2014, and is Chairman of the Audit, Compliance & Risk Committee. Mr. Blakemore brings to the Board strategic and financial experience as Group Finance Director of Compass Group PLC and having held the positions of Chief Financial Officer at Iglo Foods Group and European Finance & Strategy Director, Corporate Finance Director, and Group Financial Controller at Cadbury plc. Earlier in his career he worked at PricewaterhouseCoopers where he advised pharmaceutical sector clients.

William Burns
Non-Executive Director
Mr. Burns was appointed to the Board on March 15, 2010, and is a member of the Nomination Committee, Remuneration Committee and Science & Technology Committee. Mr. Burns brings to the Board extensive international R&D, commercial, business development and operational experience in the pharmaceutical sector. He is Chairman of Masters Pharmaceuticals and Biotie Therapies Corp., Vice Chairman of Vestergaard Frandsen and holds the position of Non-Executive Director at Mesoblast Limited. In addition, he holds positions at Wellcome Trust, the Institute of Cancer Research and the University of Cologne/Bonn Center for Integrated Oncology. Mr. Burns worked for Roche from 1986 until 2009; most recently holding the position of CEO of their pharmaceuticals division and serving as a member of the Roche Group Corporate Executive Committee. He holds a BA (Hons).

Dr. Steven Gillis
Non-Executive Director
Dr. Gillis was appointed to the Board on October 1, 2012 and is a member of the Remuneration Committee and the Science & Technology Committee. He is also an interim member of the Audit, Compliance & Risk Committee. Dr. Gillis brings to the Board his extensive technical and scientific knowledge and commercial experience. He is currently a Managing Director at ARCH Venture Partners; a provider of venture capital for technology firms.  He is also Chairman of VBI Vaccines Inc. and Non-Executive Director of bluebird bio, Inc.. Dr. Gillis was a founder and director of Corixa Corporation, acquired by GlaxoSmithKline in 2005, and before that a founder and director of Immunex Corporation.

An immunologist by training Dr. Gillis has authored more than 300 peer-reviewed publications in the areas of molecular and tumor immunology. He is credited as being a pioneer in the field of cytokines and cytokine receptors, directing the development of multiple marketed products including Leukine, (GM-CSF), Prokine (IL-2) and Enbrel (soluble TNF receptor-Fc fusion protein) as well as the regulatory approval of Bexxar (radiolabeled anti-CD20) and the novel vaccine adjuvant, MPL. Dr. Gillis received his BA from Williams College and his Ph.D. from Dartmouth College.

Dr. David Ginsburg
Non-Executive Director
Dr. Ginsburg was appointed to the Board on June 16, 2010, and is Chairman of the Science & Technology Committee. Dr. Ginsburg brings to the Board his clinical medical experience in internal medicine, hematology-oncology, and medical genetics, as well as his extensive basic biomedical laboratory research expertise. He currently holds the positions of James V. Neel Distinguished University Professor of Internal Medicine, Human Genetics and Pediatrics at the University of Michigan and Howard Hughes Medical Institute Investigator.  Dr. Ginsburg obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School. He is the recipient of numerous honours and awards, including election to membership in the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences.

Anne Minto OBE
Non-Executive Director
Ms. Minto was appointed to the Board on June 16, 2010. She is Chairman of the Remuneration Committee and a member of the Nomination Committee. Ms. Minto brings to the Board her extensive legal, commercial and remuneration experience. She holds Non-Executive Directorships at Tate & Lyle PLC and ExlService Holdings, Inc., is Chairman and Trustee of the University of Aberdeen Development Trust and is Patron for the University of Aberdeen Alumni Fund. She held the position of Group Director, Human Resources at Centrica plc from 2002 to 2011 and was a member of the Centrica Executive Committee.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. She is also a former Director of Northumbrian Water plc and SITA UK. Ms. Minto holds a Law degree and a postgraduate diploma in Human Resources, and is a qualified lawyer. She is also a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland.

David Stout
Non-Executive Director
Mr. Stout was appointed to the Board on October 31, 2009, and is a member of the Audit, Compliance & Risk Committee and the Remuneration Committee. He is due to step down from the Board and Board Committees on April 28, 2015. David Stout holds directorships at Jabil Circuit, Inc. and Airgas, Inc.. He brings to the Board extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector. Mr. Stout was President, Pharmaceutical Operations at GlaxoSmithKline, where he was responsible for the company’s global pharmaceutical operations from 2003 to 2008.  Prior to that he was President of GlaxoSmithKline’s US pharmaceuticals business and before that SmithKline Beecham’s North-American pharmaceuticals business. Before joining SmithKline Beecham, Mr. Stout worked for many years at Schering-Plough. He is also a former Director of Allos Therapeutics, Inc.. Mr. Stout holds a BA in Biology.

Matthew Emmens
Former Chairman
Mr. Emmens served as Chairman from June 18, 2008, until April 29, 2014, and was a member of the Nomination Committee. Mr. Emmens served as Shire’s Chief Executive Officer from 2003 to 2008. With 40 years of pharmaceutical experience he contributed a wealth of strategic and operational knowledge to the Company.

Mr. Emmens began his career in international pharmaceuticals with Merck & Co, Inc. in 1974 where he held a wide range of sales, marketing and administrative positions. In 1992 he helped to establish Astra Merck Inc.; a joint venture between Merck and Astra AB of Sweden, becoming President and Chief Executive Officer. In 1999 he joined Merck KGaA and established EMD Pharmaceuticals; the company’s US prescription pharmaceuticals business. He later served as President of Merck KGaA’s global prescription pharmaceuticals business in Germany.  Mr. Emmens previously served on the Boards of Vertex Pharmaceuticals, Inc. and Incyte Corporation. He holds a degree in Business Management.

Graham Hetherington
Former Chief Financial Officer
Mr. Hetherington was a member of the Board from July 1, 2008, until March 1, 2014, and was also a member of the Executive Committee. Mr. Hetherington brought to his position a broad range of international finance management and planning, audit, risk management and M&A experience. He was Chief Financial Officer of Bacardi in 2007 and Chief Financial Officer of Allied Domecq plc from 1999 to 2005. Mr. Hetherington is a Fellow of the Chartered Institute of Management Accountants.

Shire Executive Committee

Mark Enyedy
Head of Corporate Development and Interim General Counsel
Mr. Enyedy has been with Shire since 2013. Mr. Enyedy is Head of Corporate Development and was appointed as Interim General Counsel on January 1, 2015. Mr. Enyedy is also a member of Shire’s Executive Committee. Mr. Enyedy previously served as Shire’s Internal Medicine Business Unit Head from August 2013 until April 2014. Prior to joining Shire Mr. Enyedy was Chief Executive Officer at Proteostasis Therapeutics, Inc.. Mr. Enyedy also held positions with Genzyme Corporation and practiced law at the firm Palmer & Dodge.

Ginger Gregory
Chief Human Resources Officer
Ms. Gregory joined Shire in 2014.  Ms. Gregory is Chief Human Resources Officer and a member of Shire’s Executive Committee. Ms. Gregory was previously Head of Human Resources at Dunkin’ Brands Group, Inc. prior to which she held roles at Bristol-Myers Squibb Company, Novo Nordisk A/S and Novartis AG.

Jeffrey Poulton
Interim Chief Financial Officer
Mr. Poulton joined Shire in 2003.  Mr. Poulton was appointed Interim Chief Financial Officer on January 1, 2015 and is a member of Shire’s Executive Committee. Prior to this, Mr. Poulton was Head of Investor Relations at Shire from June 2014 until December 2014 and Head of the Rare Diseases Business Unit from April 2013 until May 2014.  Mr. Poulton also previously served as Senior Vice President of Commercial Operations―Americas and Asia-Pacific of Shire from July 2010 to March 2013 and as Vice President― Finance HGT (Human Genetic Therapies) from October 2007 to June 2010. Mr. Poulton previously spent time at Cinergy Corp. and PPG Industries in a variety of corporate finance and business development roles.  Mr. Poulton received a Bachelor of Arts in Economics from Duke University and a Master of Business Administration in Finance from the Kelly School of Business at Indiana University.

Dr. Philip Vickers
Head of Research and Development

Dr. Vickers has been with Shire since 2010. Dr. Vickers is Head of Research and Development and a member of Shire’s Executive Committee. Dr. Vickers previously led Research and Development within Shire’s Rare Diseases Business Unit from October 2010 until September 2013. Dr. Vickers was previously Chief Scientific Officer and President at Resolvyx Pharmaceuticals, Inc., prior to which he worked for Boehringer Ingelheim Pharmaceuticals, Inc.. Dr. Vickers also held positions at Pfizer, Inc. and Merck & Co., Inc..

James Bowling
Former Interim Chief Financial Officer

Mr. Bowling joined Shire in 2005. Mr. Bowling was Interim Chief Financial Officer from March 1, 2014 until December 31, 2014. Mr. Bowling was also a member of Shire's Executive Committee until stepping down as Interim Chief Financial Officer. Mr. Bowling previously served as Group Financial Controller from February 2010 to February 2014.  Prior to joining Shire, Mr. Bowling worked for Ford Motor Company in various finance roles. He is a Chartered Accountant having qualified with Touche Ross & Co.

Tatjana May
Former General Counsel

Ms. May has been with Shire since May 2001. Ms. May is Company Secretary and was General Counsel and a member of Shire’s Executive Committee until December 31, 2014. Ms. May was previously Assistant General Counsel at the corporate headquarters of AstraZeneca plc and prior to that Ms. May worked at the law firm Slaughter and May.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2014 were Mr. Blakemore, Dr. Gillis (interim), Mr. Kappler and Mr. Stout.

The Board has determined that Mr. Blakemore is the serving financial expert on the Audit, Compliance & Risk Committee and that he is independent as defined under applicable SEC rules. A description of Mr. Blakemore’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Group Financial Controller. The Code of Ethics is posted on Shire’s website at www.shire.com.

NASDAQ Corporate Governance Exemption

As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows the laws of Jersey and the UK Governance Code, its “home country” corporate governance practices, in lieu of the provisions of the NASDAQ Stock Market’s Marketplace Rule 5600 series that apply to the constitution of a quorum for any meeting of shareholders. The NASDAQ Stock Market’s rules provide for a quorum of no less than 33⅓% of Shire’s outstanding shares. However, Shire’s By-laws provide that a quorum has been established when two members are present in person or by proxy and entitled to vote except where the rights attached to any existing class of shares are proposed to be varied, and then the quorum shall be two persons entitled to vote and holding or representing by proxy not less than one-third in nominal value of the issued shares of the class.

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2014, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $22.1 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $0.9 million. During 2014, members of the group were granted awards over Ordinary Shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 29 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report on Form 10-K.

The Company provides information on the individual compensation of its directors in the Directors’ Remuneration Report included within its financial statements filed with the United Kingdom Listing Authority (“UKLA”). As the Remuneration Report is made publicly available, it is reproduced in full below. As at the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to approval by Shire plc’s shareholders at the Annual General Meeting (“AGM”). The Directors Remuneration Report contains financial measures not calculated and presented in accordance with US GAAP. The measures are identified by use of the descriptive term “Non-GAAP”. The most directly comparable measure calculated and presented in accordance with US GAAP, and reconciliation to such measures, are provided on page 116.

Directors’ Remuneration Report

Table of contents to the Directors’ Remuneration Report

This report has been prepared in compliance with Schedule 8 of the Large and Medium sized Companies and Groups (Accounts and Reports) Regulations 2008 (as amended during the course of 2013) (the “Schedule 8 Regulations”), as well as the Companies Act 2006 and other related regulations. This report is set out in the following key sections:

Part 1 - Annual Statement
a) The Company's remuneration at a glance

Part 2 - Directors’ Remuneration Policy
a) Executive Director remuneration policy
b) Chairman and Non-Executive Director remuneration policy
c) Recruitment remuneration policy
d) Service contracts and termination arrangements
e) Remuneration scenarios
f) Shareholder engagement
g) Remuneration of other employees

Part 3 - Annual Report on Remuneration
a) Implementation of Directors’ Remuneration Policy in 2015
b) 2014 single total figure of remuneration for Executive Directors (subject to audit)
c) 2014 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)
d) Executive Directors’ interests under long term incentives awarded during 2014 (subject to audit)
e) Departure Arrangements for Graham Hetherington (subject to audit)
f) Payments to past Directors (subject to audit)
g) Directors’ shareholdings and scheme interests (subject to audit)
h) TSR performance graph
i) Percentage change in CEO remuneration
j) Relative importance of spend on pay
k) Remuneration Committee

The Directors’ Remuneration Policy (Part 2) will be subject to a binding shareholder vote at the 2015 Annual General Meeting (“AGM”) to obtain approval for a period of three years effective following the AGM.  The remainder of this report will be put to an advisory shareholder vote at the 2015 AGM.

Part 1 - Annual Statement

Dear Shareholder

On behalf of the Board, I am pleased to present the Remuneration Committee’s report for the financial year ending December 31, 2014. This has been a challenging year for Shire and I would like to take this opportunity to provide you with an overview of the Committee’s major decisions taken during the year, the changes made to the Executive Directors’ remuneration arrangements, and the context in which these decisions were taken.

As communicated to shareholders in last year’s remuneration report, the Committee undertook a strategic review of remuneration during 2014. This gave the Committee an opportunity to ensure the remuneration policy for Executive Directors supports and drives the Company’s strategic direction. As a result of this review, the Company is presenting a new remuneration policy for shareholder approval at the 2015 AGM. At Shire we are focused on becoming a leading global Biotech company and the Committee is confident that the proposed remuneration policy supports this ambition. The revised policy is designed to:

•	Ensure the Company’s remuneration arrangements are aligned with Company’s strategy.
•	Simplify remuneration arrangements, increase transparency for the Company’s shareholders and improve line of sight for the Company’s Executive Directors.
•	Implement a remuneration package that is competitive and facilitates executive retention within the sectors and geographies in which the Company operates and competes for talent.
•	Incorporate key aspects of emerging remuneration best practice.

In line with Company’s on-going commitment to open and transparent dialogue with the Company’s shareholders, I have had discussions with many of Company’s largest shareholders to discuss the proposed revisions to the Company’s remuneration policy.  The policy presented therefore takes into consideration the views of the Company’s key shareholders and the Company is very much looking forward to receiving your support for the policy at the 2015 AGM.  Full details of the revised policy are set out in the body of the remuneration report. The key changes are summarised below:

•
The Company clarified the Committee’s intention to make annual awards under the Long Term Incentive Plan (“LTIP”) with a maximum of 840% of salary to the CEO (this award level is subject to the CEO’s continued exceptional personal performance). Awards will vest based on stretching financial performance conditions over a three year period.

•
The Company replaced its historic performance matrix on the LTIP with the independent measures of Non GAAP EBITDA and Product Sales and maintained a Non GAAP Adjusted ROIC underpin to ensure that earnings quality is achieved before any payout can occur.

•	The Company introduced a two year post vest holding period onto the LTIP resulting in a total holding period of five years.
•	The Company enhanced the malus and clawback provision for the incentive plans to ensure that the Company is aligned with market best practice.

As part of the review, the Committee also determined that the Global Biotech and US BioPharma markets would be the primary reference points when considering the remuneration policy for Executive Directors (with the FTSE 50 (excluding financial services) retained as a secondary reference point). This change is intended to reflect the current profile of the business where North America generates the majority of the Company’s revenues and is also the core market for competing for talent. Dr. Ornskov is also located in the US, along with the majority of senior management and over two thirds of employees.

The Committee will continue to monitor the current arrangements to ensure they remain aligned with Shire’s strategic goals and shareholder interests.

Context of the Committee’s decisions

Through an eventful 2014, including the uncertainty surrounding the offer from AbbVie, the Company and its employees maintained focus and the business continued to grow and operate with great success. This has resulted in upper quartile performance over the period:

•	Ordinary Share price increased by 60.7% through 2014 and American Depositary Share price increased by 52.7%.
•	Net product sales experienced strong growth of 23% to $5,830 million (2013: $4,757 million).
•
Non GAAP EBITA of $2,593 million exceeded the Company’s target of $2,341 million by 10.8%, demonstrating the progress the Company made against its strategy to grow the Company’s business efficiently, enabling us to deliver value to the Company’s stakeholders and provide more innovative treatments to more patients.

•	Strong Non GAAP Adjusted ROIC returns of 14.7% versus the target of 12.8%, driven largely by the strong sales growth and efficient cost base of the Company’s business.
•	Successful cost management ensured that combined Non GAAP R&D and SG&A costs were maintained within the Company target of 44.3% of net product sales.

Key Committee decisions

The Committee took the decisions regarding remuneration during the year in the context of the exceptional performance of the Company in 2014 and the Committee is satisfied that there is strong alignment between Company performance and the payments to the Executive Directors. The key decisions include:

Strong performance has resulted in the Executive Annual Incentive Plan paying out at the maximum opportunity for the CEO of 180% of salary.

•	In view of Dr. Ornskov’s excellent leadership and the strong performance of the Company the Committee has awarded the CEO a base salary increase of 3.8% effective from January 1, 2015.

•
Graham Hetherington, the Company’s CFO, left the Company during the year. Full details of the treatment of Mr. Hetherington’s remuneration on departure are set out in this report and I can confirm that the decisions made by the Committee were taken within the terms of the approved 2014 remuneration policy. Mr. Hetherington did not receive a bonus for the 2014 year and his Portfolio Share Plan (“PSP”) awards lapsed except for the 2012 award which vested subject to performance conditions and time proration. Mr. Hetherington’s deferred bonus shares will continue to vest at their normal vesting dates.

•	During the year the Committee agreed to increase the Chairman’s fee to £450,000 in recognition of her excellent leadership and proven capabilities.

Finally, I would like to thank my fellow Committee members as well as the internal and external teams who supported us with their commitment and hard work over the past year.

Anne Minto

Chairman of the Remuneration Committee

a) The Company’s remuneration at a glance

Summary of the Company’s strategic priorities

The Executive Director remuneration policy supports Shire’s strategic drivers which are summarized below:
•	Growth - Drive performance from the Company’s currently marketed products to optimize revenue growth and cash generation.
•	Innovation - Build the Company’s future assets through both R&D and business development to deliver innovation and value for the future.
•	Efficiency - Operate a lean and agile organization and reinvest for growth.
•	People - Foster a high performance culture where the Company attracts and retains the best talent in all aspects of its business.

The Committee believes that the Executive Directors’ remuneration policy appropriately supports shareholder value creation by delivering sustainable performance consistent with the Company’s strategy and appropriate risk management.

Summary of policy and key changes

Element	Summary description	Maximum opportunity	Change to policy
Base salary	Base salaries are set at a level to recognize the market value of the role, an individual’s skills, experience and performance, as well as their contribution to leadership and Company strategy.	Increases are made in line with the average of employees’ salary increases, unless the Committee determines otherwise.	No change in policy.
Pension and benefits	Pension and other benefits provided in line with market practice.	Fixed retirement benefits up to 30% of annual salary and levels of benefits are defined by market rates.	No change in policy.
Executive Annual Incentive Plan (“EAIP”)
Annual bonus is payable each year subject to performance against a scorecard consisting of financial and non financial targets (weighting of 75% and 25% respectively). 25% of any award deferred as shares for a period of three years.
		Annual maximum equal to 180% of base salary.	No change in policy.
Long Term Incentive Plan (“LTIP”)
Stock Appreciation Rights (“SARs”) and Performance Share Awards (“PSAs”) vest subject to the achievement of Product Sales and Non GAAP EBITDA targets at the end of a three year period. A Non GAAP Adjusted Return on Invested Capital (“ROIC”) underpin is also used to test underlying performance.
		Face value of 480% of base salary for SAR awards and 360% of base salary for PSA awards can be granted annually.	• Change in performance measures to increase alignment with the Company’s long term strategy. • Two year holding period for both PSA and SAR awards introduced.

Incentive arrangements - performance outcomes for 2014

EAIP – The bonus award for 2014 reflects exceptional performance against stretching targets for the year.

Description	Weighting	Target		Outcome / % of target
Financial	75%	• Net products sales	$5,571 million	• $5,830 million / 104.6%
		• Non GAAP EBITA	$2,341 million	• $2,593 million / 110.8%
		• Non GAAP Adjusted ROIC	12.8%	• 14.7% / 114.8%
		• Cost management – Achieve combined Non GAAP R&D and SG&A target	44.3% of net product sales	• 41.8% / 106.0%
Pipeline & Pre-commercial (Non Financial)	15%	• Key Performance Indicators (“KPIs”) built around the strategic priority of developing our future assets which will enable us to deliver innovation and value for the future		• Overall assessment – Significantly above target
Organizational Effectiveness (Non Financial)	10%
•  Execute against priority actions identified in relation to supporting a high performance culture
•  Finalize integrated One Shire organization structure and hire in accordance
•  FDA approval for Building 400 manufacturing plant
•  Execute against key financial and non financial success factors in relation to the integration of ViroPharma
				• Overall assessment – Significantly above target

This has been an exceptional year for Shire and as such, the Committee determined that a bonus payment equal to 180% of salary would be paid to the CEO following an assessment of the 2014 corporate scorecard, as set out above, and taking into account the impact on the Company’s performance of strategic actions together with performance relative to overall objectives.

Long term incentives – No awards that have previously been granted to the CEO were due to vest for the year ending December 31, 2014.

2014 single total figure of remuneration for Executive Directors

Executive Director	Base salary	Retirement benefits	Other benefits	Short term incentives		Long term incentives	Other payments	2014 Total	2013 Total
				Cash	Shares
F. Ornskov ($000)	1,300	390	107	1,755	585	-	-	4,137	3,402
G. Hetherington (£000)	80	20	21	-	-	975	-	1,096	4,425

Graham Hetherington left the Company on March 1, 2014.

CEO shareholding guidelines and actual shareholding as at December 31, 2014

Part 2 - Directors’ Remuneration Policy

a) Executive Director remuneration policy

The purpose of the remuneration policy is to recruit and retain high caliber executives and encourage them to enhance the Company’s performance responsibly and in line with the Company’s strategy and shareholder interests. The remuneration policy set out in this section is intended to apply for three years from the date of the 2015 AGM, subject to shareholder approval. Whilst there is currently no intention to revise the policy more frequently than every three years, the Committee will review the policy on an annual basis to ensure it remains strategically aligned and appropriately positioned against the market.  Where any change to policy is considered, the Committee will consult with major shareholders prior to submitting a revised policy for shareholder approval.

The overall remuneration package for the Executive Directors is designed to provide an appropriate balance between fixed and variable, performance-related components, with a significant element of long term variable pay given the long term nature of the business.

In determining the positioning of overall remuneration, the Committee takes into consideration pay levels against a Global Biotech peer group and a US BioPharma peer group. These peer groups reflect the need for Shire to be aligned with the Biotech and BioPharma sectors in which the Company operates, the markets in which the Company competes for talent, and the geographies in which the Company operates. In addition, the FTSE 50 (excluding financial services) is used as a secondary reference point, given Shire’s position as a UK listed company.

The Committee is satisfied that the composition and structure of the remuneration package is appropriate and does not incentivize undue risk taking.

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Fixed elements - Base salary
To recognize the market value of the role, an individual’s skills, experience and performance and an individual’s leadership and contribution to Company strategy.
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

Base salary is positioned with reference to Global Biotech and US BioPharma peer groups. A FTSE 50 (excluding financial services) group is used as a secondary reference point. The exact positioning depends on a variety of factors such as individual experience and performance, total remuneration increases across the Company and shareholder views.

Where appropriate, base salary increases are made in line with the average of employees’ salary increases, unless the Committee determines otherwise based on the factors listed above.

The annual base salaries for the Executive Directors are set out in Part 3(a) of this report.

Fixed elements – Retirement and other benefits
To ensure that benefits are competitive in the markets in which the Company operates.
Executive pension benefits are provided in line with market practice in the country in which an Executive is based.

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

Executive Directors are eligible to participate in the all employee share plans operated by the Company, such as the Global Employee Stock Purchase Plan (“ESPP”).

Executive Directors can receive a fixed contribution of up to 30% of annual salary by way of a retirement benefit provision.

The cost to the Company of providing other benefits may vary depending on such things as, market practice and the cost of insuring certain benefits.

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Short term incentives - Executive Annual Incentive Plan (“EAIP”)
To reward individuals with an award based on achievement of pre-defined, Committee approved corporate objectives (the corporate scorecard) and the individual’s contributions toward achieving those objectives.

Key performance measures are set by the Committee in the context of annual performance and ensuring progress towards the Company’s strategy – to grow value for all our stakeholders – focusing and excelling in everything we do to meet the current and future needs of patients

In determining EAIP awards for the Executive Directors, the Committee considers performance against each of the key performance measures within the corporate scorecard, taking into account the impact of strategic actions on the Company’s performance, the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year and performance against personal objectives. In addition, the Committee may amend the performance measures or targets in exceptional circumstances where it considers that they are no longer appropriate.

The cash element (75% of any award) is paid in the first quarter of the year following the performance year, and the deferred shares element (25% of any award) is deferred and normally released after a period of three years. The release of deferred shares includes dividend shares representing accumulated dividends.

Malus and clawback arrangements are in place. These are compliant with the UK Corporate Governance Code 2012 (the “Code”) and in line with best practice in this area.

Up to 90% of base salary is payable for target performance for Executive Directors and up to 180% is payable for maximum performance, although actual payouts can range from 0% (threshold performance) upwards.

Each year the Committee determines the measures and weightings for the corporate scorecard within the following parameters:

•      At least 75% of the corporate scorecard will be based on financial performance; and
•      Non financial corporate scorecard measures will be based on other strategic priorities for the relevant financial year. For 2015, this will be aligned with our four key strategic drivers:
-    Growth;
-    Innovation;
-    Efficiency; and
-    People.

The precise allocation between financial and non financial measures (as well as the weightings within these measures), will depend on the strategic focus of the Company in any given year.

Long term incentives - Long Term Incentive Plan (“LTIP”)
To incentivize individuals to achieve sustained growth through superior long term performance and to create alignment with shareholders.

The LTIP measures, Product Sales and Non GAAP EBITDA, were selected by the Committee as it believes that they represent meaningful and relevant measurements of performance and are an important measure of the Company’s ability to meet the strategic objective to grow value for all our stakeholders.

The Committee reviews annually whether the performance measures and calibration of targets remain appropriate and sufficiently challenging taking into account the Company’s strategic objectives and shareholder interests.

LTIP grants for the Executive Directors comprise two types of award:

•  SAR awards. A Stock Appreciation Right (“SAR”) is the right to receive Ordinary Shares or ADSs linked to the increase in value of Ordinary Shares or ADSs from grant to exercise.
•  PSA awards. A Performance Share Award (“PSA”) is the right to receive a specified number of Ordinary Shares or ADSs.

SAR and PSA awards granted to Executive Directors vest three years from the date of grant, subject to the satisfaction of performance measures and are governed by the LTIP rules. SAR awards can be exercised up to the seventh anniversary of the date of grant.

Vesting of awards requires the achievement of two independent measures:
•  Product Sales1 targets (50% weighting); and
•  Non GAAP EBITDA2 targets (50% weighting).

The Committee will also use a Non GAAP Adjusted ROIC3 underpin at the end of the three year performance period to assess the underlying performance of the Company before determining final vesting levels.

The award may include dividend shares representing accumulated dividends on the portion of the award that vests.

The Committee reserves the right to make adjustments to the measures to reflect significant one off items that occur during the vesting period (Significant Adjusting Events (“SAEs”)). Potential SAEs are reviewed by the Committee against pre-existing guidelines4. The Committee will make full and clear disclosure of any such adjustments in the Directors’ Remuneration Report (“DRR”) at the end of the performance period.

A two year holding period will apply following the three year vesting period for both PSAs and SARs. Shares may be sold in order to satisfy tax or other relevant liabilities as a result

Maximum annual awards for Executive Directors in face value terms are 840% of salary for grants under the LTIP, consisting of:

•  480% of base salary for SAR awards; and
•  360% of base salary for PSA awards.

Award levels are set to reflect an individual’s role, responsibilities and experience.

Threshold vesting is equal to 20% of any award made, with maximum vesting being equal to 100% of any award made.

of the award vesting.

Malus and clawback arrangements are in place. These are compliant with the Code and in line with best practice in this area.

Executive Directors are encouraged to own shares in the Company equivalent to 200% (for the CEO) and 150% (for the CFO) of base salary within a five year period following their appointment. All shares beneficially owned by an executive or deferred under the EAIP count towards achieving these guidelines.

1	Product Sales is defined as product sales from continuing operations.
2
Non GAAP EBITDA growth is defined as the CAGR of Non GAAP EBITDA, as derived from the Group’s Non GAAP financial results included in its full year earnings releases, over the three year vesting period.

3
Non GAAP Adjusted ROIC reflects the definition used by the Company in its corporate scorecard. This definition aims to measure true underlying economic performance of the Company, by making a number of adjustments to ROIC as derived from the Company’s Non GAAP financial results including:

•	Adding back to Non GAAP operating income all R&D expenses and operating lease costs incurred in the period;
•	Capitalizing on the Group’s balance sheet historical, cumulative R&D, in process R&D and intangible asset impairment charges and operating lease costs which previously have been expensed;
•	Deducting from Non GAAP operating income and amortization charge for the above capitalized costs based on the estimated commercial lives of the relevant products;
•	Excluding the income statement and balance sheet impact of non-operating assets (such as surplus cash and non-strategic investments); and
•	Taxing the resulting adjusted operating income at the underlying Non GAAP effective tax rate.
4	The Significant Adjusting Events pre-existing guidelines consist of the following:
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

Notes to the remuneration policy table

Elements of previous policy that continue to apply

The following existing arrangements will continue to operate on the terms and conditions set out in the relevant Portfolio Share Plan (“PSP”) rules.

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Long term incentives - Portfolio Share Plan (“PSP”)
Previous awards granted to incentivize individuals to achieve sustained growth through superior long term performance and create alignment with shareholders’ interests.
Outstanding and unvested awards for the CEO comprise SAR and PSA awards. Vesting of PSP awards will be subject to the achievement of Non GAAP EBITDA and Non GAAP Adjusted ROIC targets within a performance matrix.

The Committee reserves the right to make adjustments to the measures to reflect significant one off items which occurred during the vesting period (SAEs). Potential SAEs are reviewed by the Committee against pre-existing guidelines. The Committee will make full and clear disclosure of any such adjustments in the relevant DRR at the end of the performance period.

In addition, awards will only vest if the Committee determines that the underlying financial performance of the Company is sufficient to justify the vesting of the awards.

Malus and clawback arrangements are in place for past awards to cover situations where results are materially misstated or in the event of serious misconduct.

Where an individual’s employment terminates, the PSP rules provide for unvested long term incentive awards to lapse except as set out below.

Under PSP rules, where an individual is determined to be a “good” leaver, unvested long term incentive awards vest upon termination subject to performance against applicable performance conditions and, unless the Committee determines otherwise, pro rating for time. Any Committee determination will take into account a number of considerations, in particular performance and other circumstances relating to their termination of employment.

•  Good leaver reasons include retirement in accordance with the Company’s retirement policy, ill health, injury or disability, and redundancy or in other circumstances that the Committee determines.
•  Pro rating for time will be calculated on the basis of the number of complete weeks in the relevant period during which the executive was employed (or would have been employed had the executive remained in employment throughout the notice period) as a proportion of the number of complete weeks in the relevant period.

The PSP rules provide that unvested awards will normally only vest on a change in control to the extent that any performance condition has been satisfied, unless the Committee determines otherwise, and would be reduced where less than two years have elapsed from the relevant grant date.

Outstanding awards granted to the CEO that were granted in 2013 and 2014, are set out in Part 3(g) of this report.

Threshold vesting under the performance matrix is equal to 25% of any award made, with maximum vesting being equal to 100%.

Changes to remuneration policy from previous policy

Following a strategic remuneration review during the year, the Executive Director remuneration policy has been revised. The following summary sets out the changes when compared to last years approved policy. No changes have been made to the base salary, retirement and other benefits or EAIP policies.

Policy element	Previous policy	Changes to policy	Rationale for change
Overall remuneration policy	A “Mid-Atlantic” peer group was used as the primary benchmarking reference point which comprised a blend of US and UK companies, taking into account scale and international complexity.
The Committee will reference pay levels within a Global Biotech peer group and a US BioPharma peer group. In addition, the FTSE 50 (excluding financial services) will be used as a secondary reference point.
Change reflects sectors and geographies in which the Company operates and the markets in which the Company competes for talent.
Long term incentives
Target levels of award in face value terms of:
• 400% base salary for SAR awards; and
• 300% base salary for PSA awards.

The Committee had the discretion to award between 80% and 120% of these levels based on performance.
Maximum opportunity for awards under the LTIP set at a face value of 840% of salary: • 480% base salary for SAR awards; and • 360% base salary for PSA awards.
Revised quantum is within current policy maximum agreed by shareholders. However fixing awards for the CEO at a face value of 840% per annum recognizes the competitive gap in remuneration that exists relative to the Global Biotech and US BioPharma markets.

Vesting of awards subject to the achievement of Non GAAP EBITDA and Non GAAP Adjusted ROIC targets within a performance matrix.

In addition, awards will only vest if the Committee determines that the underlying financial performance of the Company is sufficient to justify the vesting of the awards.

Threshold vesting under the performance matrix is equal to 25% of any award made, with maximum vesting being equal to 100%.

Awards will be tested against two independent measures after a three year performance period:
• Product Sales targets (50% weighting); and
• Non GAAP EBITDA targets (50% weighting).

Vesting of awards will be subject to a Non GAAP Adjusted ROIC underpin at the end of the performance period to ensure vesting levels reflect the sustainability of revenue and profit.

At threshold performance 20% of any award made will vest, with maximum vesting being equal to 100%.

Product Sales, Non GAAP EBITDA and Non GAAP Adjusted ROIC are directly aligned to the business strategy and removal of the matrix simplifies the plan to enhance transparency for all stakeholders.

Retaining Non GAAP Adjusted ROIC as a minimum for any vesting ensures a focus on quality of earnings, balance sheet health and enhancement of shareholder value.

	No holding period post vesting.	Two year holding period after three year vesting period introduced for both PSA and SAR awards granted to Executive Directors from 2015 onwards.	This supports alignment of the Executive Directors’ interests with that of the long term business strategy and shareholders.
Malus and clawback	Malus and clawback arrangements for short and long term incentive structures in place to cover situations where results are materially misstated or in the event of serious misconduct.	Arrangements for the short and long term incentive structures revised in line with the Code requirements.	The Committee believes it is appropriate to have the power to withhold payments in certain circumstances.

b) Chairman and Non-Executive Director remuneration policy

Purpose and link to strategy	Operation	Opportunity
Overall remuneration
To attract and retain high caliber individuals by offering market competitive fee levels.
The Chairman is paid a single fee for all of his/her responsibilities. The Non-Executive Directors are paid a basic fee. The members and Chairmen of the main Board committees and the Senior Independent Director are paid a committee fee to reflect their extra responsibilities.

The Chairman and Non-Executive Directors receive 25% of their total fees in the form of shares.

Additional fees may be paid to Non-Executive Directors (excluding the Chairman) on a per meeting basis for any non-scheduled Board or Committee meetings required in exceptional or unforeseen circumstances, up to the relevant fee cap as set out in the Company’s Articles.

The Company reimburses reasonably incurred expenses and Non-Executive Directors are also paid an additional fee in respect of each transatlantic trip made for Board meetings.

The fees paid to the Chairman and the Non-Executive Directors are not performance related. The Non-Executive Directors do not participate in any of the Group share plans, pension plans or other employee benefit schemes.

Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee.

To reflect the governance environment in which Shire operates fees are benchmarked against a UK FTSE 50 (excluding financial services) group. As a secondary reference point fee levels in the Global Biotech peer group and US BioPharma peer group (the groups used for the Executive Directors) are taken into account.

In addition, the fee levels take into account the anticipated time commitment for the role and experience of the incumbent.

The Chairman’s and Non-Executive Directors’ fees are reviewed on an annual basis.

Where appropriate, increases are made with reference to the factors listed above and average employee salary increases since the last increase was applied.

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

Fixed elements (Base salary, retirement and other benefits)
•    The salary level will be set with reference to the Company’s Global Biotech and US BioPharma peer groups, with a FTSE 50 (excluding financial services) group used as a secondary reference to ensure the positioning is appropriate.
•    The Executive Director shall be eligible to participate in Shire’s employee benefit plans, including coverage under all executive and employee pension and benefit programs in accordance with the terms and conditions of such plans, as may be amended by the Company in its sole discretion from time to time.
•    The Company may meet certain mobility costs, including but not limited to relocation support, expatriate allowances, temporary living and transportation expenses in line with the prevailing mobility policy and practice for senior executives.

Short term incentives
•    The appointed Executive Director will be eligible to earn a discretionary annual incentive award in accordance with the rules and terms of Shire’s Executive Annual Incentive Plan.
•    The level of opportunity will be consistent with that stated in Part 2(a) of this report.

Long term incentives
•    The Executive Director will be eligible for performance based equity awards in accordance with the rules and terms of Shire’s Long Term Incentive Plan.
•    The quantum will be consistent with that stated in Part 2(a) of this report.

Replacement awards
•    The Committee will consider what replacement awards (if any) are reasonably necessary to facilitate the recruitment of a new Executive Director in all circumstances. This includes an assessment of the awards and any other compensation or benefits item that would be forfeited on leaving their current employer.
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
•    The Committee will seek to ensure that a meaningful proportion of the replacement awards which are not attributable to long term incentives foregone will be delivered in Shire deferred shares, released at a later date and subject to continued employment.
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
•    In the case of an internal hire, any outstanding awards made in relation to the previous role will be allowed to pay out according to their original terms. If promotion is part way through the year, an additional top up award may be made to bring the Executive Director’s opportunity to a level that is appropriate in the circumstances.

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
•    Flemming Ornskov’s contract does not have a fixed term but provides for a notice period of 12 months in line with this policy. His contract is dated October 24, 2012.

Contractual payments
•    Executive Directors’ contracts allow for termination with contractual notice from the Company or termination by way of payment in lieu of notice, at the Company’s discretion. Neither notice nor a payment in lieu of notice will be given in the event of gross misconduct.
•    Payments in lieu of notice could potentially include up to 12 months’ base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits. There is no contractual entitlement to annual incentive payments in respect of the notice period - any award is at the Committee’s absolute discretion, performance related and capped at the contractual target level.
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

Short term incentives
•    Where an Executive Director’s employment is terminated after the end of a performance year but before the payment is made, the executive will remain eligible for an annual incentive award for that performance year subject to an assessment based on performance achieved over the period. Where an award is made the payment may be delivered fully in cash. No award will be made in the event of gross misconduct.
•    Where an Executive Director’s employment is terminated during a performance year, a prorata annual incentive award for the period worked in that performance year may be payable subject to an assessment based on performance achieved over the period.
•    The Committee’s policy is not to award an annual incentive for any portion of the notice period not served.
•    The relevant plan rules provide that any outstanding deferred shares will vest in accordance with the regular vesting period, except for where an Executive Director’s employment is terminated for cause in which case they will lapse.
•    In the event of a variation in the equity share capital of the Company, demerger, a special dividend or distribution, or any corporate event which might affect the value of an award, the Committee may make adjustments to the number or class of stock or securities subject to the award.

Long term incentives
•    The treatment of unvested long term incentive awards is governed by the rules of the relevant incentive plan, as approved by shareholders.
•    Where an individual’s employment terminates, the LTIP rules provide for unvested long term incentive awards to lapse except as set out below.
•    Under the LTIP rules, where an individual is determined to be a “good” leaver, unvested long term incentive awards will vest at the normal vesting date subject to performance against applicable performance conditions and, unless the Committee determines otherwise, prorating for time. Any Committee determination will take into account a number of considerations, in particular performance and other circumstances relating to their termination of employment.
•    Good leaver reasons include retirement in accordance with the Company’s retirement policy, ill health, injury or disability, and redundancy or in other circumstances that the Committee determines.
•    Prorating for time will be calculated on the basis of the number of complete weeks in the relevant period during which the executive was employed as a proportion of the number of complete weeks in the relevant period. Where an executive does not work during their notice period, the Committee may apply prorating by reference to the date the notice period would have expired.
•    Where an Executive Director’s employment is terminated or an Executive Director is under notice of termination for any reason at the date of award of any long term incentive awards, no long term incentive awards will be made.
•    In the event of a variation in the equity share capital of the Company, demerger, a special dividend or distribution, or any corporate event which might affect the value of an award, the Committee may make adjustments to the number or class of stocks or securities subject to the award and, in the case of an option, the option price.

Change in control
•    In relation to unvested deferred annual bonus awards, the Deferred Bonus Plan rules provide that unvested awards will normally vest on a change in control.
•    In relation to unvested long term incentive awards, the LTIP rules provide that unvested awards will normally only vest on a change in control to the extent that any performance condition has been satisfied and would be reduced where more than a year remains until the relevant vesting date, unless the Committee determines otherwise.
•    The Committee’s policy is that contracts of employment should not provide additional compensation on severance as a result of change in control.

External appointments

Executive Directors are permitted to hold one fee-paying external non-executive directorship, subject to prior approval by the Board. Any fees received from such appointments are retained by the Executive Director. During 2014, there were no external non-executive directorships held by the Executive Directors.

Chairman and Non-Executive Directors

Non-Executive Directors have letters of appointment and are appointed by the Board ordinarily for a term of two years. Their initial appointment and any subsequent re-appointment are subject to election, and thereafter annual re-election by shareholders. Non-Executive Directors are not entitled to compensation for loss of office. All Non-Executive Directors are subject to a three month notice period.

All service contracts and letters of appointments are available for viewing at the Company’s registered office.

e) Remuneration scenarios

The composition and value of the CEO’s remuneration package in three performance scenarios is set out in the charts below. These show that the proportion of the package delivered through long term incentives supports the long term nature of the business and changes significantly across the performance scenarios. The level of remuneration is in accordance with the Executive Director remuneration policy set out in Part 2(a) of this report.

CEO (Flemming Ornskov)

The scenarios are defined as follows:
	Fixed only	On target performance	Maximum performance
Fixed elements
Fixed elements do not vary with performance and comprise:
•    2015 annualised base salary;
•    Benefits included in the summary of 2014 remuneration table in Part 3(b) of this report (excluding any one off items); and
•    Retirement benefits is the cash value of the total Company contributions to the Company plans. This represents 30% of base salary for the CEO.
These definitions are consistent with the Schedule 8 Regulations.

Short term incentives - EAIP (% of maximum opportunity)	0%	50%	100%
Long term incentives - LTIP (% of maximum vesting)1	0%	50% vesting2	100% vesting

1 In accordance with the Schedule 8 Regulations, no allowance has been made for share price appreciation. SAR awards are valued with the same Black-Scholes model that is used to determine the share based compensation cost included in the Company’s consolidated statements of income. Any dividend shares receivable have been ignored.

2 A level of 50% vesting for ‘on target’ performance has been assumed.

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

In light of AbbVie terminating its offer for Shire in October 2014, the Committee carried out a shareholder consultation exercise in late 2014 / early 2015 which included writing to and meeting with many of the Company’s largest shareholders and key shareholder advisory bodies. The Committee took the opportunity to discuss proposed changes to the remuneration policy for 2015, in particular to the Company’s peer group policy and long term incentive policy. These discussions have informed the disclosures in this report, as well as the decisions made by the Committee in determining the remuneration for the Executive Directors.

g) Remuneration of other employees

The Committee recognizes that remuneration has an important role to play in supporting the implementation and achievement of the Company’s strategy and ongoing performance. When making remuneration decisions in respect of the Executive Directors, the Committee is sensitive to pay and employment conditions across the Company, in particular in relation to base salary decisions where the Committee considers the broader employee salary increase budget. The Committee approves the overall annual bonus funding for the Company each year and has oversight over the grant of all LTIP awards across the Company. In addition, annual performance for the Executive Directors is measured against the backdrop of the same corporate scorecard that is appropriately used to assess performance across the organization. This assessment of corporate scorecard performance includes a review of Non GAAP EBITA, Non GAAP Adjusted ROIC and cost management performance, adjusted to exclude the impact of the annual bonus corporate modifier on the full year results.

Given Shire’s diverse employee base, employing approximately 5,000 people in 34 locations, the Committee does not consider it appropriate to consult with employees over the remuneration policy for Executive Directors. However, many of the Company’s employees are shareholders through the Company’s all employee share plans, and are therefore able to express their views on director remuneration at each general meeting. The Company also periodically carries out an employee engagement survey which provides employees the opportunity to feedback their views on a variety of employment related matters, including remuneration.

The diagram set out on the following page illustrates how the Company’s remuneration policy and arrangements reinforce the achievement of Shire’s success and ensures that executives and employees are focused on delivering the same core objectives.

Strategically and culturally aligned

Remuneration should reflect and align with our business strategy & organizational culture

Equity ownership can drive the right, long-term behaviours & alignment, in particular for leaders

Performance oriented

The way remuneration is structured and communicated can promote a performance culture

Employees should be rewarded based on their contribution to value creation

Competitive

Remuneration must be market competitive in order to attract and retain talent as well as to avoid overpaying

Relevant to employees

Each element of the package should be valued by employees and, as far as practicable, meet their differing needs and preferences

The ability to impact company value should influence the remuneration mix for employees

Clear and understandable

Remuneration should be clear & understandable so that it can have real impact

Employees should understand the rationale for each element of remuneration and, where relevant, the link between performance and their reward

These act as a framework for remuneration decisions across the Company.

Overall remuneration

The structure and quantum of individual remuneration packages varies by geography, role and level of responsibility.
In general, the proportion of variable remuneration in the total remuneration package increases with level of responsibility within the Company.

Fixed elements (base salary and benefits)

Employees' base salaries are benchmarked against the relevant market taking into account the companies with whom we compete for talent, geography and, where relevant, company size.

For example, market data for the most senior leadership roles, in particular the Executive Committee reflects both the geographies in which we operate (with over two thirds of employees as well as the majority of senior management based in the US) and companies of a comparable size in the pharmaceutical and biotechnology sectors.

Base salary increases across the Company are determined in light of similar factors as described for the Executive Directors.

Retirement and other benefit arrangements are provided to employees with appropriate consideration of market practice and geographical differences.

Short term incentives

For Executive Directors' short term incentives, assessment is made against a corporate scorecard of key performance measures built around Shire's key financial goals and other strategic priorities for the relevant year.

This same scorecard is appropriately used by each business and corporate function to ensure alignment with corporate goals, and also funds short term incentives across the Company.

Scorecard targets are further used as a basis for determination of each employee's performance objectives, with annual incentive awards payable in cash, strongly differentiated based on individual performance through linkages with the performance management system.

Long term incentives

Discretionary long term equity awards are made on an annual basis dependent on an employee's level of responsibility within the Company and individual performance.

For Executive Directors, Executive Committee members and Executive Vice Presidents, all awards vest at the end of a three year period.

For the rest of the employee population, phased vesting of awards occurs over a period of three years with the majority vesting at the end of the three year period.

Part 3 - Annual Report on Remuneration

a) Implementation of Directors’ Remuneration Policy in 2015

In 2015, the Executive Director and Non-Executive Director remuneration policies will be implemented as follows:

Executive Director remuneration policy
Fixed elements - Base salary

Following the year end review, the Committee made the decision to award Dr. Ornskov a base salary increase of 3.8%, to give him an annual base salary of $1,350,000 (effective January 1, 2015) which is in line with the disclosed policy in Part 2(a) of this report. This decision reflected strong corporate performance, excellent leadership and the wider average employee salary increases of 3.4% across Shire.

	2014 salary	2015 salary	% change
Flemming Ornskov	$1,300,000	$1,350,000	3.8%

Fixed elements - Retirement and other benefits

The implementation of policy in relation to pension and benefits is unchanged and in line with the disclosed policy in Part 2(a) of this report.

Short term incentives – EAIP

There is no change to the level of EAIP award opportunity for Executive Directors.

The 2015 EAIP will continue to use a scorecard approach and will be comprised of 75% financial and 25% non financial performance measures. This weighting recognizes the critical importance of financial results to our shareholders, bonus affordability and the important role that non financial performance plays in the success and growth of the Company. These measures are aligned with and support our four key strategic drivers for 2015 of Growth, Innovation, Efficiency and People.

The targets themselves are considered to be commercially sensitive on the grounds that disclosure could damage the Company’s commercial interests. However, retrospective disclosure of the targets and performance against them will be provided in next year’s DRR to the extent that they do not remain commercially sensitive at that time. Financial and non financial targets are set at the start of the performance year and are approved by the Committee, which believes the targets are suitably stretching, relevant and measurable. The 2015 corporate scorecard is set out below:

Strategic Drivers	Weighting	Financial KPIs (weighting)
Financial	75%	• Net Product Sales (25%) • Non GAAP EBITA (30%) • Non GAAP Adjusted ROIC (20%)
Strategic Drivers	Weighting	Non Financial KPIs
Pipeline and Pre-commercial	15%
Growth:
•  Optimize In-line assets via commercial excellence
•  Progress pipeline and acquire core / adjacent assets
Innovation:
•  Expand our rare diseases expertise and offerings
•  Extend portfolio to new indications and therapeutic areas

Organizational Effectiveness	10%	Efficiency: • Operate a lean and agile organization • Concentrate operations in Lexington and Zug People: • Foster and reward a high performance culture • Attract, develop and retain the best talent

Long term incentives – LTIP

Following the year end review, the Committee made the following 2015 LTIP award decisions which are in line with the disclosed policy in Part 2(a) of this report. These will be made following shareholder approval of the revised Policy at the 2015 AGM:

2015 LTIP award	Award type	Face value of threshold vesting (% of 2015 salary)	Face value of maximum vesting (% of 2015 salary)	Face value of maximum vesting (000’s)
Flemming Ornskov	SAR	96%	480%	$6,480
	PSA	72%	360%	$4,860

20% of the award will be payable for threshold performance. There is no vesting below this performance level. 100% of the award will be payable for maximum performance, which would result in the total award vesting, with straight line vesting within this performance range. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

For the 2015 grant and subsequent policy years, the Committee has determined that LTIP awards will be tested against two independent measures at the end of a three year performance period: 50% Product Sales targets and 50% Non GAAP EBITDA targets. The Committee will also use a Non GAAP Adjusted ROIC underpin at the end of the performance period to ensure vesting levels reflect the sustainability of revenue and profit growth.

The 2015 LTIP targets for Product sales and Non GAAP EBITDA are based off a financial plan approved by the Board in June 2014 and are considered appropriately stretching by the Committee. The weightings, threshold and maximum target figures are provided in the table below.

Performance measures	Weighting	Threshold (20% of award vesting)	Maximum (100% of award vesting)
Product Sales	50%	$6,800m	$7,500m
Non GAAP EBITDA	50%	$3,300m	$3,675m

Product Sales targets and Non GAAP EBITDA targets have been expressed as absolute dollar values for consistency between the measures.

The Committee has determined that the calibration of these proposed targets is sufficiently challenging without incentivizing inappropriate risk-taking by management, taking into account both Shire’s long range plans as well as brokers’ forecasts.

The Non GAAP Adjusted ROIC underpin will be set at a minimum of 11% for the 2015 LTIP award. If Non GAAP Adjusted ROIC over the performance period is below this level no vesting will occur under the LTIP, subject to Remuneration Committee discretion. This will ensure awards only pay out for a return in excess of Shire’s Weighted Average Cost of Capital and maintain focus on quality of earnings and sustainable returns both in the existing core business and from any future M&A activity.

A two year holding period will apply following the three year vesting period for both PSAs and SARs.

Clawback and malus arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

Chairman and Non-Executive Director remuneration policy
Details of fee levels for 2015 compared to 2014 are set out below.

In recognition of her excellent leadership and proven capabilities in her capacity as Chairman, it was agreed to increase Susan Kilsby’s Chairman fee to £450,000 effective September 1, 2014. The Committee considers this increase to be appropriate in view of Chairman fee levels at comparator companies as set out in the remuneration policy.

Basic fees	2015	2014
Chairman (inclusive of all committees)	£450,000	£450,0001
Deputy Chairman and Senior Independent Non-Executive Director (inclusive of Non-Executive Director fee)	£98,000	£98,000
Non-Executive Director	£93,000	£93,000

1 Effective September 1, 2014

The Chairman and Non-Executive Directors will continue to receive 25% of their total fees in the form of shares.

In addition to the basic fee, a committee fee will be paid to the members and Chairman of the Audit, Compliance & Risk, Remuneration, Science & Technology and Nomination Committees. Following a review of independently sourced data, it was deemed appropriate to increase the Chairman and Committee membership fees for all Committees in accordance with the levels set out below, effective January 1, 2015.

Committee fees (effective January 1, 2015)	Chairman		Member
	2015	2014	2015	2014
Audit, Compliance & Risk	£25,000	£20,000	£12,500	£10,000
Remuneration	£25,000	£18,000	£12,500	£9,000
Science & Technology	£20,000	£15,000	£10,000	£7,500
Nomination	£17,500	£12,500	£8,750	£5,750

It was agreed that effective January 1, 2015, Non-Executive Directors (excluding the Chairman) will receive the following additional fees for attending extra meetings:

•    Board meeting – additional £2,000 per meeting
•    Committee meeting – additional £1,000 per meeting

Non-Executive Directors will also continue to receive an additional fee of £5,000 for each transatlantic trip made for Board meetings.

b) 2014 single total figure of remuneration for Executive Directors (subject to audit)

The summary table of 2014 remuneration for the Executive Directors comprises a number of key components which are set out in further detail in the relevant sections that follow.

In both 2013 and 2014, the totals were significantly impacted by share price growth between the PSP grant and vesting dates. This alignment with shareholders and the significant role that long term variable remuneration plays in the overall remuneration package is consistent with our remuneration policy and the long term nature of our business.

		Fixed elements				Variable elements				Other payments	Total
		Base salary	Retirement benefits	Other benefits	Total fixed pay	Short term incentives - EAIP		Long term incentives - PSP	Total variable pay
						Cash element	Deferred share element
		$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000
Flemming Ornskov	2014	1,300	390	107	1,797	1,755	585	-	2,340	-	4,137
	2013	1,071	207	74	1,352	1,200	400	-	1,600	450	3,402
		£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000	£'000
Graham Hetherington1	2014	80	20	21	121	-	-	975	975	-	1,096
	2013	480	120	28	628	319	106	3,3722	3,797	-	4,425

Dr. Ornskov's remuneration, which is paid through the US payroll, is reported in US dollars.
Average exchange rate for the year to December 31, 2014 was $1.654:£1.00.

1 Graham Hetherington left the Company on March 1, 2014. Details of Graham Hetherington’s departure arrangements are set out in Part 3(e) of this report.
2 Actual vesting value of £3,371,557 is calculated using the closing share price at the date of vesting of £33.20 (February 28, 2014).  Estimated vesting value as disclosed in the Company’s 2013 DRR of £2,475,272 was calculated using the average share price over the last quarter of 2013 (in line with the methodology prescribed in the Schedule 8 Regulations).

Base salary
Corresponds to the amounts received during the year
•
Dr. Ornskov’s 2014 base salary was $1,300,000 effective January 1, 2014.  His 2013 base salary comprises his CEO designate salary of $900,000 received from January 2, 2013 to April 29, 2013 and his CEO salary of $1,200,000 received upon appointment to CEO from April 30, 2013.

•	Mr. Hetherington’s base salary reflects his annual salary of £480,000 for both 2013 and 2014.

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

Other benefits
Corresponds to the taxable value of all other benefits paid in respect of the year. The 2014 figures for Executive Directors principally include car allowance, financial and tax advisory support, long term disability and life and private medical insurance

•
Dr. Ornskov’s 2014 figure includes $58,642 in relation to temporary living expenses and associated tax assistance.  His 2013 figure also includes $28,519 principally in relation to immigration support and temporary living expenses, in accordance with the Company’s mobility policy and the recruitment arrangements disclosed in the 2012 DRR.

•
Mr. Hetherington’s 2014 figure represents the continuation of medical insurance at the same level under the Company’s private medical scheme from his departure on March 1, 2014 until December 31, 2014.  The 2014 figure also includes reasonable legal costs incurred in connection with his departure arrangements. The 2013 figure includes a reimbursement reflecting a lower level of Company paid private medical insurance in prior years than provided for in his contract.

Short term incentives

Corresponds to the annual incentive award earned under the EAIP in respect of 2014 performance and comprises a cash element (75%) and a deferred share element (25%)

2014 corporate scorecard for Executive Directors

In determining EAIP awards for the CEO, the Committee considers performance against each of the key performance measures within the corporate scorecard, as set out below, taking into account the impact on the Company’s performance of strategic actions together with performance against personal objectives. For 2014, the Committee approved the award set out in the following table:

Strategic priorities	Weighting	Targets	Performance Outcome / % of target (additional details are below the table)	Award	% of maximum opportunity
Financial	75%	• Net products sales – $5,571m • Non GAAP EBITA – $2,341m • Non GAAP Adjusted ROIC – 12.8% • Cost management – Achieve combined Non GAAP R&D and SG&A target of 44.3% of net product sales	• $5,830m / 104.6% • $2,593m / 110.8% • 14.7% / 114.8% • 41.8% / 106.0%	$1.755m	100%
Non financial Pipeline & Pre-commercial See below for further details	15%	• KPIs built around the strategic priority of developing our future assets which will enable us to deliver innovation and value for the future. These include clinical milestones, regulatory filings and other critical pipeline expansion and advancement targets that will support our continued growth and future financial performance	• Overall assessment – Significantly above target	$0.351m	100%
Non financial Organizational Effectiveness See below for further details	10%	• Execute against priority actions identified in relation to supporting a high performance culture • Finalize integrated One Shire organization structure and hire in accordance • FDA approval for Building 400 manufacturing plant • Execute against key financial and non financial success factors in relation to the integration of ViroPharma	• Overall assessment - Significantly above target	$0.234m	100%
	100%		Total outcome	$2.34m 180% of salary	100%

Notes
75% of the award is payable in cash (non-pensionable) and 25% is deferred into shares and released after a period of three years (subject to the participant’s employment not being terminated for cause).

The release of deferred shares will include dividend shares representing any accrued dividends (deferred shares are subject to malus and clawback).

The Committee sets targets that are stretching against budgeted performance to ensure that payouts only occur for strong performance over the financial year. Performance is assessed for each of the three strategic priorities (shown in the above table) on a weighted average basis and maximum payout is only delivered for achievement well in excess of target performance.

Details on performance outcomes

Performance against financial goals

Net product sales
•	Strong growth of 23% to $5,830 million (2013: $4,757 million).
•	Exceptionally strong sales performance, supporting our strategic driver for growth to drive performance from our currently marketed products to optimize revenue growth and cash generation.
Non GAAP EBITA
•	Non GAAP EBITA of $2,593 million exceeded target of $2,341 million by 10.8%.
Non GAAP Adjusted ROIC
•	Strong returns of 14.7% versus the target of 12.8%, driven largely by the strong sales growth and efficient cost base of our business.
 Cost management
•	Successful cost management ensured that combined Non GAAP R&D and SG&A costs were maintained well within target of 44.3% of net product sales.

Performance against other strategic priorities
Pipeline & Pre-commercial KPIs
Achievement against the 2014 objectives included:
•	Agreement with the FDA on Lifitegrast NDA filing strategy is a major step forward
•	Expanded clinical sites and geographies to accelerate enrollment, initiated additional creative solutions
•	Excellent progress made on pipeline during 2014 (including an increase in Phase 2 programs from 4 to 11)
•	Pipeline is currently the strongest (in terms of number, breadth, value) in Shire’s history
•	Progress made during a time of unanticipated major change in organization (such as dramatic R&D changes associated with One Shire and potential AbbVie merger impact)

Organizational Effectiveness KPIs
Achievement against the 2014 objectives included:
•	Significant progress made on culture change despite significant organizational change
•	One Shire organization structures defined
•	Successful integration of ViroPharma achieved

Long term incentives

The value represents the market value of the 2012 PSP awards for Graham Hetherington which vested upon his departure from the Company on March 1, 2014

There is no scheduled vesting of PSP awards for Dr. Ornskov until 2016 when his 2013 PSP awards (2013 - 2016 performance period) vest subject to the achievement of applicable performance conditions.

For Mr Hetherington, the Committee determined that the 2012 PSP awards would vest in line with the terms of the plan rules taking into account the applicable performance conditions and the proportion of the performance period (approximately two thirds) during which Mr. Hetherington remained in employment (see table below).

Graham Hetherington - vesting of 2012 PSP awards

Award	Number of shares under original award1	Number of shares vesting1	% of total award vesting2	Vesting / release date	Share Price at vesting3	Value at vesting
2012 PSP (SAR element)	55,554	27,916	50%	March 1, 2014	£32.97	£300,097
2012 PSP (PSA element)	40,740	20,9104	50%	March 1, 2014	£32.97	£689,403

1 Awards are over Ordinary Shares.
2 The figures represent the number of shares vesting taking into account the applicable performance conditions (resulting in the vesting of 75% of the shares under the original award) and, in addition, the proportion of the performance period (approximately two thirds) in which Mr. Hetherington remained in employment.
3 Closing share price as at March 3, 2014 (March 1, 2014 was a Saturday).
4 The vesting of the PSA element includes dividend shares representing any accrued dividends, in accordance with the relevant plan rules.

2012 performance matrix:

Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2011-2014)
Increase bp p.a.	8%	10%	12%	14%	16%
60	1.0x	1.3x	1.7x	2.1x	2.5x
80	1.3x	1.6x	2.0x	2.4x	2.8x
100	1.6x	1.9x	2.4x	2.7x	3.1x
120	1.9x	2.3x	2.6x	3.1x	3.5x
140	2.2x	2.6x	3.1x	3.6x	4.0x
160	2.5x	3.0x	3.5x	4.0x	4.0x

Performance outcome:

Based on a rigorous assessment of performance to the date of his departure and after adjusting for any potential Significant Adjusting Events, the Committee determined that vesting against the 2012 performance matrix would result in a vesting multiplier of 3.0x (75% of the total award made).

In reaching their decision, the Committee took into consideration the performance matrix update provided to the Committee in December 2013, which showed performance to be tracking at 15.3% CAGR in Non GAAP EBITDA and 113 bp p.a. increase in Non GAAP Adjusted ROIC (based on 2011 Actuals - 2014 Budget results).

c) 2014 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)

Details of the total fees paid to the Chairman and Non-Executive Directors during 2014 and a comparative total for 2013 are set out in the table below.

	Board fees		Committee fees				Total 2014 fees	Total 2013 fees
	Basic fee	Additional fees	Remuneration Committee	Audit, Compliance & Risk Committee	Nomination Committee	Science & Technology Committee
Susan Kilsby	£305,949	£10,000	-	£5,000	£958	-	£321,907	£109,486
David Kappler	£98,000	£10,000	-	£10,000	£12,500	-	£130,500	£133,586
Dominic Blakemore	£93,000	£10,000	-	£16,742	-	-	£119,742	-
William Burns	£93,000	£10,000	£9,000	-	£5,750	£7,500	£125,250	£118,650
Steven Gillis	£93,000	£15,000	£9,000	£833	-	£7,500	£125,333	£120,368
David Ginsburg	£93,000	£15,000	-	-	-	£15,000	£123,000	£112,650
Anne Minto	£93,000	£10,000	£18,000	-	£5,750	-	£126,750	£120,150
David Stout	£93,000	£15,000	£9,000	£10,000	-	-	£127,000	£120,400
Matthew Emmens	£128,572	£10,000	-	-	-	-	£138,572	£422,782

•	Non-Executive Directors receive an additional fee of £5,000 for each transatlantic trip made for Board meetings.
•
Ms. Kilsby assumed the role of Chairman effective April 29, 2014. As Chairman, Ms. Kilsby received an annual fee of £365,000. The Chairman’s fee was subsequently increased to £450,000 effective September 1, 2014. Ms. Kilsby stepped down as Chair of the Audit, Compliance & Risk Committee on April 29, 2014.

•	Mr. Blakemore was appointed Chair of the Audit, Compliance & Risk Committee on April 29, 2014.
•	Mr. Emmen’s 2013 and 2014 fees include private medical insurance. Mr. Emmen’s 2014 fee covers the period to April 29, 2014 when he retired as Chairman of the Board.

d) Executive Directors’ interests under long term incentives awarded during 2014 (subject to audit)

The following tables set out details of the PSA and SAR awards granted to the CEO under the PSP during 2014. Vesting of the 2014 PSP awards will be determined by the Committee in Q1 2017 taking into account performance against the 2014 performance matrix over the performance period (January 1, 2014 to December 31, 2016). In addition, any Significant Adjusting Events that are relevant will be taken into consideration, as well as an overall assessment of the underlying performance of the Company.

  2014 PSP awards for Flemming Ornskov
Award type	Share price on grant / Exercise price	% of award vesting for threshold performance	% of award vesting for maximum performance	Face value of base award / threshold vesting	Face value of total award / maximum vesting	Face value of total award / maximum vesting
				(% of 2014 salary)	(% of 2014 salary)	('000)
SAR1	$168.54	25%	100%	111%	443%	$5,761
PSA1				83%	332%	$4,320

1	Denotes an award over ADS. One ADS is equal to three Ordinary Shares.

The maximum SAR and PSA awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
The number of SARs and PSAs as well as the exercise price for SAR awards is calculated using an approach based on the average three day closing mid market share price at the time of grant.

  2014 Performance matrix
Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2013-2016)
Change in bp p.a.	9%	10%	11%	12%	13%
-100	1.0x	1.3x	1.7x	2.1x	2.5x
-80	1.3x	1.6x	2.0x	2.4x	2.8x
-60	1.6x	1.9x	2.4x	2.7x	3.1x
-40	1.9x	2.3x	2.6x	3.1x	3.5x
-20	2.2x	2.6x	3.1x	3.6x	4.0x
0	2.5x	3.0x	3.5x	4.0x	4.0x

The base award is one quarter of the total award made (1.0x vesting under the matrix) and is payable for threshold performance. There is no vesting below this performance level. Up to four times the base award (4.0x vesting under the matrix) is payable for maximum performance, which would result in the total award vesting, with straight line vesting within this performance range.

e) Departure Arrangements for Graham Hetherington (subject to audit)

As disclosed in last year’s DRR, Mr. Hetherington stepped down from Shire’s Board of Directors and his role as CFO on March 1, 2014.  In line with the Committee’s policy, the Committee considered the overall circumstances of the departure as well as performance, contractual obligations and plan rules. In particular, the Committee considered Mr. Hetherington’s sustained performance and contribution to the Company over a period of almost six years, the excellent 2013 financial results and confident outlook at the time of departure. The Committee’s determinations, which were consistent with the Committee’s termination policy, are set out below.

Remuneration element	Description
Payment in Lieu of Notice	No payment in respect of salary or benefits (or compensation in lieu) in respect of any period after March 1, 2014 or compensation for loss of office was made.
Base salary	No 2014 base salary increase was awarded given his scheduled departure from the Company.
Retirement and other benefits	The Committee determined that it would be appropriate to continue the same level of medical insurance under the Company’s private medical scheme until December 31, 2014 and to pay his reasonable legal costs incurred in connection with his departure arrangements. The cost of these benefits is included in the 2014 summary remuneration table.
EAIP	No 2014 short term incentives in respect of his period of employment to, or in respect of any period after, March 1, 2014 was awarded. Mr. Hetherington was employed throughout the relevant performance period for the 2013 EAIP, therefore payments under the 2013 EAIP were made as normal.

Those elements of Mr. Hetherington’s EAIP awards from previous years that were compulsorily deferred into shares under the EAIP will vest in accordance with the plan rules at the end of the relevant three year vesting periods (see table below).

	Award	Number of shares deferred1, 2	Illustrative Share Price3	Estimated value	Vesting / release date
	2011 deferral (2010 EAIP award)	6,504	£32.97	£214,437	March 31, 2014
	2012 deferral (2011 EAIP award)	4,552	£32.97	£150,079	March 30, 2015
	2013 deferral (2012 EAIP award)	4,504	£32.97	£148,497	March 31, 2016
	2014 deferral (2013 EAIP award)	3,549	£32.97	£117,011	March 31, 2017

1. Awards are over Ordinary Shares.
2.   The release of deferred shares will include dividend shares representing any accrued dividends, in accordance with the relevant plan rules.
3.   Based on the closing share price as at March 3, 2014 (as departure date of March 1, 2014 was a Saturday).

PSP	No 2014 PSP grant was made given Mr. Hetherington’s departure date.

The Committee determined that the 2012 PSP award would vest on the departure date in line with the terms of the plan rules taking into account the applicable performance conditions and the proportion of the performance period (approximately two thirds) during which Mr. Hetherington remained in employment. The 2012 PSP vesting values are provided in the table in Part 3(b) of this report.

Vested SAR awards, in accordance with the terms of the PSP, remain exercisable for a period of 12 months after the departure date, and if not exercised will lapse. All other unvested equity awards, namely the 2013 PSP award and 2013 Sharesave, lapsed when Mr. Hetherington ceased to be employed.

Mr. Hetherington was employed throughout the relevant performance period for the 2011 PSP award, therefore the award vested as normal.

f) Payments to past Directors (subject to audit)

No payments (other than payments made to Graham Hetherington set out above) have been made to past Directors for the relevant financial year for the purposes of the Schedule 8 Regulations.

g) Directors’ shareholdings and scheme interests (subject to audit)

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

In addition, to ensure that there are appropriate tools to retain Executive Directors and to encourage alignment with shareholders over the long term through increased shareholding and ownership, the Committee has introduced a two year holding period post the three year performance period which applies to both PSAs and SARs.

The CEO, CFO and other members of the Executive Committee are encouraged to own shares in the Company equivalent to 200%, 150% and 100% of base salary, respectively, within a five year period following their appointment. All shares beneficially owned by an executive or deferred under the EAIP count towards achieving these guidelines. The Committee reviews share ownership levels annually for this group. Current shareholding levels for Directors are set out in the table below and show that the shareholding guidelines for the Executive Directors have been achieved.

Summary of Directors’ shareholdings and scheme interests

	Security type1	Shareholding as at Dec 31, 2014 or date of resignation2	Scheme interests as at Dec 31, 20142					Total shares held which count towards the shareholding guidelines (as a % of 2014 salary)
			Total Deferred shares3	Subject to the achievement of performance conditions:		Total SARs vested but unexercised6	Total scheme interests
				Total PSAs unvested4	Total SARs unvested5
Flemming Ornskov	ADS	109	17,989	70,653	98,759	-	187,510	466%
	Ord Shares	37,500	-	-	-	-	37,500
Susan Kilsby	ADS	3,191	-	-	-	-	3,191	-
David Kappler	Ord Shares	11,549	-	-	-	-	11,549	-
Dominic Blakemore	Ord Shares	468	-	-	-	-	468	-
William Burns	Ord Shares	1,486	-	-	-	-	1,486	-
Anne Minto	Ord Shares	3,734	-	-	-	-	3,734	-
Steven Gillis	ADS	674	-	-	-	-	674	-
David Ginsburg	ADS	456	-	-	-	-	456	-
David Stout	ADS	472	-	-	-	-	472	-
Matthew Emmens7	ADS	6,289	-	-	-	-	6,289	-
	Ord Shares	20,399	-	-	-	-	20,399
Graham Hetherington8	Ord Shares	84,491	15,560	-		110,789	210,840	833%

1	One ADS is equal to three Ordinary Shares.
2	There have been no changes in shareholdings in the period from December 31, 2014 to February 24, 2015.
3
This represents unvested shares deferred under the EAIP which are forfeited in the case of termination for cause and, in the case of Dr. Ornskov, deferred shares granted to him which are subject to continued service.

4	This represents unvested PSAs which are subject to the achievement of performance conditions, adjusted at the date of vesting.
5	This represents unvested SARs which are subject to the achievement of performance conditions, adjusted at the date of vesting.
6	This represents vested but unexercised SARs which are no longer subject to the achievement of performance conditions.
7	All information is presented as at April 29, 2014, being the date Mr. Emmens stepped down as Chairman.
8	All information is presented as at March 1, 2014, being the date Mr. Hetherington stepped down as CFO.

The Company also operates broad-based share plans (a Sharesave scheme in the UK and an ESPP in the US and other countries) to encourage wider share ownership among the Company’s employees.

Awards under the Company’s long term incentive plans and broad-based share plans are satisfied either by market purchased shares which are held in an employee benefit trust or the issue of new shares within the limits agreed by shareholders when the plans were approved. These limits comply with the Investment Association’s guidelines which require that no more than 10% of a company’s issued share capital be issued in accordance with all employee share plans in any 10 year period, with no more than 5% issued in accordance with discretionary employee share plans.

Directors’ scheme interests

Details of Directors’ interests under share plans which were outstanding, awarded, lapsed or exercised during the year are set out in the audited table below. The market price of the Company’s Ordinary Shares at December 31, 2014 was £45.33 and the range during the year was £28.15 to £54.70. The market price of the Company’s ADSs at December 31, 2014 was $212.54 and the range during the year was $138.78 to $264.98.

Award type1	Date of award	As at Jan 1, 2014	Shares awarded2,3	Dividend shares4	Lapsed	Exercised / released	At Dec 31, 2014 / or date of resignation	Exercise price	Share price on exercise / release	Normal exercise period / vesting date
Flemming Ornskov5
SAR (ADS)	Feb 28, 2013	45,601					45,601	$95.04		Feb 28, 2016 to Feb 28, 2020
PSA (ADS)	Feb 28, 2013	34,201					34,201	-		Feb 28, 2016
SAR (ADS)	May 2, 2013	18,984					18,984	$91.59		May 2, 2016 to May 2, 2020
PSA (ADS)	May 2, 2013	10,821					10,821	-		May 2, 2016
Deferred Shares (ADS)	May 2, 2013	15,286					15,286	-		Feb 28, 2015
SAR (ADS)	Feb 28, 2014		34,174				34,174	$168.54		Feb 28, 2017 to Feb 28, 2021
PSA (ADS)	Feb 28, 2014		25,631				25,631	-		Feb 28, 2017
EAIP (ADS)	Mar 31, 2014		2,703				2,703	-		Mar 31, 2017
Graham Hetherington6
SAR	Mar 01, 2010	134,814				134,814	-	£14.43	£31.47	Mar 01, 2013 to Mar 01, 2017
SAR	Feb 28, 2011	82,873					82,873	£17.23		Feb 28, 2014 to Feb 28, 2018
PSA	Feb 28, 2011	60,769		920		61,689	-	-	£33.98	Feb 28, 2014
EAIP	Mar 31, 2011	6,504					6,504	-		Mar 31, 2014
SAR	Feb 28, 2012	55,554			27,638		27,916	£22.22		Feb 28, 2015 to Feb 28, 2019
PSA	Feb 28, 2012	40,740		439	20,269	20,910	-	-		Feb 28, 2015
EAIP	Mar 30, 2012	4,552					4,552	-		Mar 30, 2015
SAR	Feb 28, 2013	66,708			66,708		-	£20.88		Feb 28, 2016 to Feb 28, 2020
PSA	Feb 28, 2013	48,919			48,919		-	-		Feb 28, 2016
EAIP	Mar 31, 2013	4,504					4,504	-		Mar 31, 2016
Sharesave	Sep 28, 2013	467			467		-	£19.24		Dec 1, 2016 to May 31, 2017

The number of PSA and SAR awards granted in 2011 and subsequently is calculated using an approach based on the average three day closing mid-market share price at the time of grant. The number of PSA and SAR awards granted in 2010 was calculated using an approach based on the average closing mid-market share price over the prior 12 month period.

1	Awards are over Ordinary Shares, except where the award type is marked “ADS”. One ADS is equal to three Ordinary Shares.
2	The maximum SAR and PSA awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.
3
Performance conditions attached to SAR and PSA awards granted from 2010 onwards are Non GAAP Adjusted ROIC and Non GAAP EBITDA. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

4	In accordance with the plan rules, the vested PSA awards have been increased to reflect the dividends paid by Shire in the period from the grant date to the vesting date.
5
On October 31, 2014 Dr. Ornskov exercised an option granted under the Shire ESPP over 109 ADSs at an exercise price of $113.94 per ADS. The PSA award granted to Dr. Ornskov on May 2, 2013 was over 10,821 ADSs, and not 10,281 ADSs as previously disclosed.

6	All information is presented as at March 1, 2014, being the date Mr. Hetherington stepped down as CFO.

h) TSR performance graph

The graph below shows the Total Shareholder Return (“TSR”) for Shire and the FTSE 100 Index over the six year period ending December 31, 2014. TSR is calculated as the change (indexed) between the fourth quarter TSR in the relevant year and the base year. The FTSE 100 Index reflects the 100 largest quoted companies by market capitalisation in the United Kingdom and has been chosen because the FTSE 100 represents the broad market Index within which the Company’s shares are traded.

Total Shareholder Return - change in value of a hypothetical £100 holding over six years

Rebased to 100 (GBP)

The historical total remuneration for the person undertaking the role of CEO is set out in the table below.

	2009	2010	2011	2012	2013		2014
					Mr. Russell	Dr. Ornskov
Short term incentive (% of maximum)	70%	65%	50%	48%	26%	81%	100%
Long term incentive (% of maximum)	84%	88%	100%	100%	50%	-	-
Total remuneration ($’000)	$4,781	$9,634	$17,506	$13,430	$5,759	$3,402	$4,137

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

	Percentage change between 2013 to 2014
	Salary and fees	Taxable benefits	Short term incentives
CEO1	21%	45%	46%
All other employees2	5%	22%	27%

1 Reflects the 2013 and 2014 remuneration for Flemming Ornskov as reported in the single total figure of remuneration table in section 3(b).
2 Reflects the average change in remuneration for all other employees globally that were annual bonus eligible. To help minimise distortions in the underlying data, certain adjustments have been made. In particular, the figures have been prepared on the basis of permanent employees who have been employed with the Company for the two preceding calendar years to provide for a consistent employee comparator group.

The increase in the CEO’s salary and fees from 2013 to 2014 is due to the CEO designate position he held from January 2, 2013 to April 29, 2013 and the lower CEO designate salary of $900,000 he received during this period.  For 2015, the CEO’s base salary has been increased to $1,350,000, representing a 3.8% increase from 2014 to 2015 and reflecting strong corporate performance, excellent leadership and the wider average employee salary increases across Shire.

Given that the CEO’s short term incentive is calculated as a percentage of salary, the lower CEO designate salary received in 2013 is also reflected in his 2013 annual bonus figure. Most of those employees participating in the annual bonus plan received a higher bonus in 2014 than 2013, as did the CEO, reflective of the exceptional performance of the Company this year.

j) Relative importance of spend on pay

The Company considers employee remuneration costs in the context of the general financial performance and position of the Company, including when determining the annual salary increase budget, the annual equity grant budget and annual bonus funding for the organization.

The following graphs set out for 2013 and 2014 the overall spend on pay, shareholder distributions (dividends and share buybacks) and for further context, Non GAAP EBITDA (from continuing operations).

Shareholders Distributions were reduced in 2014 as 2013 included amounts under the Company’s share buy back plan which commenced October 25, 2012 and ceased on November 11, 2013. Overall Spend on Pay was reduced in 2014 mainly as a result of the One Shire restructuring towards the end of 2013 and through 2014 which has driven efficiencies across our employee base. Non GAAP EBITDA increased in 2014 as a result of the strong product sales growth and efficient cost management delivered during the year.

k) Remuneration Committee

Terms of reference

The Committee is responsible for agreeing the broad remuneration policy for the organization and the individual packages for the Chairman, Executive Directors, and certain other senior leadership roles. Within the agreed policy, the Committee determines the terms and conditions to be included in service agreements, including termination payments and compensation commitments, where applicable. The Committee also determines performance targets applicable to the Company’s annual bonus and long term incentive plans, and has oversight of the Company’s share incentive schemes. In December 2014, the Committee reviewed its terms of reference and a number of minor changes were made to reflect various governance developments. The revised terms of reference were approved by the Board in February 2015 and are available in full on the Company’s website www.shire.com. Other information included on or accessible through our website does not constitute a part of this report and the reference to our website does not constitute incorporation by reference of such information, and should not be relied upon.

Membership and attendance

The Board considers all members of the Committee to be independent. The Directors in the table below served as members of the Committee during the period within which remuneration for the relevant financial year was under consideration.

Committee member	Meeting attendance1
Anne Minto (Chairman) 2	7(8)
William Burns	8(8)
Steven Gillis	8(8)
David Stout 3	8(8)

Note: The number in brackets denotes the number of meetings that Committee members were eligible to attend.

1 There were five scheduled and three ad hoc Committee meetings held during 2014.
2 Ms. Minto was unable to attend the April meeting due to illness.
3 Mr. Stout is to step down from the Committee on April 28, 2015.

The Chairman and the CEO attend meetings of the Committee by invitation, but neither is present in any discussions relating to their own remuneration.

Remuneration Committee activities in 2014

In 2014, the Committee discussed the key agenda items set out in the following table:

Key agenda items
Overall remuneration
●  Approval of 2013 performance and remuneration decisions for the CEO, CFO and the Executive Committee
●  Approval of final departure arrangements for the former CFO
●  Review of the 2014 year end compensation process and budgets for all employees
●  Approval of 2014 performance and remuneration decisions for the CEO and the Executive Committee
●  Review findings and approve recommendations from the strategic remuneration review in 2014

Short term incentives	● Assessment of Company performance against the 2013 annual bonus funding scorecard ● Approval of the 2014 corporate scorecard ● Preliminary review of the 2015 corporate scorecard
Long term incentives
●  Determination of the vesting percentage of the 2011 PSP awards granted under the PSP for Executive Directors
●  Approval of the 2014 performance matrix for PSP awards to Executive Directors
●  Approval of annual offerings of Sharesave and ESPP awards
●  Approval of the vesting outcome for the former CFO’s 2012 PSP awards
●  Preliminary review of the 2015 performance conditions for LTIP awards to Executive Directors
●  Consideration of potential SAEs in relation to outstanding PSP performance cycles

Governance and other matters
●  Approval of the 2013 DRR
●  Consideration of trends in executive remuneration and corporate governance developments
●  Approval of approach to late 2014 shareholder consultation exercise
●  Consideration of shareholder feedback
●  Review of the Committee’s term of reference
●  Review of the CEO and the Executive Committee’s shareholdings

Shareholder context for the Committee’s activities

The table below shows how shareholders voted in respect of the remuneration report and remuneration policy at the AGM held on April 29, 2014. This endorsement of the current remuneration approach informed the Committee’s activities and decision making in 2014.

Resolution	For (including discretionary votes)%		Against	%	Votes cast as a % of relevant shares in issue	Withheld1
Advisory vote: To approve the Directors’ Remuneration Report	391,218,791	96.97%	12,224,728	3.03%	68.50%	3,243,975
Binding vote: To approve the Directors’ Remuneration Policy	374,694,890	94.71%	20,926,142	5.29%	67.17%	11,066,462

1 Votes withheld are not a vote in law and are not counted in the calculation of the proportion of votes validly cast.

Advisors

In discharging its responsibilities in 2014, the Committee was materially assisted by those employees performing the roles of Chief Human Resources Officer and Vice President, Total Rewards. In addition, PricewaterhouseCoopers LLP (“PwC”), appointed by the Committee, continued to serve as independent external advisor to the Committee following a competitive tendering process in early 2012. PwC also provided global consultancy services to the Company in 2014, primarily in respect of tax matters. Fees paid to PwC in relation to remuneration services provided to the Committee totalled £292,000 in 2014 and were determined based on the scope and nature of the projects undertaken for the Committee.

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

Approval

Approved by the Board and signed on its behalf by:

Anne Minto
Chairman of the Remuneration Committee

February 24, 2015

Non GAAP measures used in the Directors’ Remuneration Report

The Directors’ Remuneration Report contains financial measures not prepared in accordance with US GAAP. These measures are referred to as “Non GAAP” measures and include “Non GAAP EBITDA”, “EBITDA Growth”, “Non GAAP EBITA” and combined Non GAAP R&D and SG&A. Non GAAP measures exclude the effect of certain cash and non-cash items, which Shire's management believes are not related to the core performance of Shire’s business. Shire’s Remuneration Committee uses these Non GAAP measures when assessing the performance and compensation of employees, including Shire’s Executive Directors. The most directly comparable measure under US GAAP for Non GAAP EBITDA, and Non GAAP EBITA is US GAAP Net Income. The most directly comparable measure under US GAAP for combined Non GAAP R&D and SG&A as a % of total product sales is combined US GAAP R&D and SG&A as a % of total product sales.

The following table reconciles US GAAP Net Income to Non GAAP EBITDA and Non GAAP EBITA:

	For the Year Ended December 31,
	2014	2013	2012	2011
	(US$ in millions)
US GAAP Net Income	3,405.5	665.1	745.4	865.0
(Deduct) / add back:
(Gain)/loss from discontinued operations net of tax	(122.7)	754.5	60.3	17.7
Equity in earnings of equity method investees, net of taxes	(2.7)	(3.9)	(1.0)	(2.5)
Income taxes	56.1	277.9	203.1	236.9
Receipt of break fee	(1,635.4)	-	-	-
Other (income)/ expense, net	(8.9)	3.9	2.2	(18.5)
Interest expense	30.8	38.1	38.2	39.1
Interest income	(24.7)	(2.1)	(3.0)	(1.9)
US GAAP Operating Income from continuing operations	1,698.0	1,733.5	1,045.2	1,135.8
Amortization	243.8	152.0	153.6	145.0
Depreciation	163.5	127.6	109.0	119.5
Asset impairments	190.3	27.0	197.9	16.0
Integration and acquisition costs	263.2	(134.1)	36.5	0.1
Divestments and reorganizations	92.7	72.3	(18.1)	41.6
Legal and litigation costs	9.2	9.0	94.1	-
Costs associated with AbbVie’s terminated offer for Shire	95.8	-	-	-
Non GAAP EBITDA	2,756.5	1,987.3	1,618.2	1,458.0
Depreciation	(163.5)	(127.6)	(109.0)	(119.5)
Non GAAP EBITDA	2,593.0	1,859.7	1,509.2	1,338.5

For the Year Ended December 31,	2014
(US$ in mllions)

US GAAP R&D	1,067.5
Deduct:
Asset impairments	(190.3)
Payments in respect of in-licensed and acquired products	(12.5)
Depreciation	(24.5)
Non GAAP R&D	840.2

US GAAP SG&A	2,025.8
Deduct:
Amortization	(243.8)
Legal and litigation costs	(9.2)
Costs associated with AbbVie's terminated offer for Shire	(95.8)
Depreciation	(81.9)
Non GAAP SG&A	1,595.1

Total product sales	5,830.4

Combined US GAAP R&D and SG&A	3,093.3
Combined US GAAP R&D and SG&A as a % of total product sales	53.1%

Combined Non GAAP R&D and SG&A	2,435.3
Combined Non GAAP R&D and SG&A as a % of total product sales	41.8%

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 13, 2015 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, and (iii) all current directors and executive officers of the Company as a group.  As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” regulations with respect to executive compensation disclosure in Item 11 of this annual report on Form 10-K and is not required thereunder to identify any “named executive officers”. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	Number of ordinary shares beneficially owned on February 13, 2015	Percent of ordinary shares (1)
Beneficial owner
BlackRock Inc. - 55 East 52nd Street, New York NY 10022	50,049,055	8.5%

Management
Susan Kilsby	9,573	*
Dr. Flemming Ornskov	83,685	*
David Kappler	11,549	*
Dominic Blakemore	468	*
William Burns	1,486	*
Dr. Steven Gillis	2,022	*
Dr. David Ginsburg	1,368	*
Anne Minto	3,734	*
David Stout	1,416	*
All Directors and Executive Officers of the Company (13 persons)	137,036	*

* Less than 1%

1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 13, 2015 (being 60 days after February 13, 2015) through the release of restricted shares and the exercise of any vested stock options and awards.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2014, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,922,697	33.27	6,024,706

Equity compensation plans not approved by security holders	-	-	-
Total	9,922,697		6,024,706

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

Year to December 31,	2014	2013
	$’M	$’M
Audit fees (1)	4.0	4.0
Audit related fees(2)	0.2	-
Tax fees(3)	-	0.2
All other fees(4)	4.4	0.4
Total fees	8.6	4.6
(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.
(2)	Audit-related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.
(3)	Tax fees consisted principally of assistance with matters related to compliance and advice in various tax jurisdictions.
(4)
In the year to December 31, 2014 All other fees includes reporting accountant fees of $4.0m and HR system implementation support fees of $0.4m. Shire engaged Deloitte to perform reporting accountant services in connection with AbbVie’s terminated offer for Shire. In the year to December 31 2013 All other fees related to advisory services provided to the Company’s Human Resources and Sales functions.

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

ITEM 15: Exhibits and financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2014 and 2013

Consolidated Statements of Income for each of the three years in the period ended December 31, 2014

Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2014

Consolidated Statements of Changes in Equity for each of the three years in the period ended
December 31, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2014 and 2013

Statements of Income for each of the three years in the period ended December 31, 2014

Statements of Changes in Equity for each of the three years in the period ended December 31, 2014

Statements of Cash Flows for each of the three years in the period ended December 31, 2014

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2014.

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

2.07	Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc. (7)

2.08	Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (8)

2.09	Cooperation Agreement dated July 18, 2014 between AbbVie Inc.and Shire plc. (9)

2.10	Termination Agreement dated October 20, 2014 between AbbVie Inc.and Shire plc. (10)

2.11	Agreement and Plan of Merger dated as of January 11, 2015 among Shire Pharmaceuticals Holdings Ireland Limited, knight NewCo 2, Inc., NPS Pharmaceuticals Inc., and Shire plc. (11)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (12)

3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (13)

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(14)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (15)

4.03	Form of Ordinary Share Certificate of Shire Limited. (16)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (17)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (18)

4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011. (19)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (20)

10.02
Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (21)

10.03
Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (22)

10.04
Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (23)

10.05
Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (24)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (25)

10.07
Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (26)

10.08
Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (27)

10.09*
Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (28)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (29)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (30)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (31)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (32)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (33)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (34)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (35)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (36)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (37)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (38)

10.20	Form of Indemnity Agreement for Directors of Shire Limited. (39)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (40)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (41)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (42)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (43)

10.25
Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (44)

10.26	Service Agreement between Shire Pharmaceutical, LLC and Mr. Flemming Ornskov, dated October 24, 2012. (45)

10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (46)

10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (47)

10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (48)

10.30	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (49)

10.31	US $ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement dated 12 December 2014. (50)

10.32	Facilities Agreement dated January 11, 2015 among Shire Plc, Citigroup Global Markets Limited, as mandated lead arranger and bookrunner, and the other parties thereto. (51)

21	List of Subsidiaries

23.1	Consent of Deloitte LLP

23.2	Consent of Deloitte LLP

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Jeffrey Poulton pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and Jeffrey Poulton pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.

(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.

(9)	Incorporated by reference to Exhibit 2.2 to Shire's Form 8-K filed on July 24, 2014.

(10)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on October 22, 2014.

(11)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on January 12, 2015.

(12)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(13)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on May 1, 2014.

(14)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(15)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(16)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(19)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(20)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(21)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(22)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(24)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(25)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(26)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(27)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(28)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(29)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(30)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(31)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(32)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(35)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(36)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(37)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(38)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(39)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(40)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(41)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(42)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(43)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(44)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

(45)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.

(46)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.

(47)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.

(48)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

(49)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

(50)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 17, 2014.

(51)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on January 12, 2015.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as at December 31, 2014 and 2013	F4
Consolidated Statements of Income for each of the three years in the period to December 31, 2014	F6
Consolidated Statements of Comprehensive Income for each of the three years in the period to December 31, 2014	F8
Consolidated Statements of Changes in Equity for each of the three years in the period to December 31, 2014	F9
Consolidated Statements of Cash Flows for each of the three years in the period to December 31, 2014	F12
Notes to the Consolidated Financial Statements	F14

Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period to December 31, 2014	S1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as at December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as at December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as at December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of ViroPharma Inc (ViroPharma), which was acquired on January 24, 2014 and whose financial statement amounts constitute 5% of total assets (excluding goodwill and other intangible assets which were included in management’s assessment of internal control over financial reporting as of December 31, 2014) and 9% of total net sales of the Company’s consolidated financial statement amounts for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting of ViroPharma. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as at December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as at and for the year ended December 31, 2014 of the Company and the Trust and our reports dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom

February 24, 2015

SHIRE PLC

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2014	2013
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		2,982.4	2,239.4
Restricted cash		54.6	22.2
Accounts receivable, net	7	1,035.1	961.2
Inventories	8	544.8	455.3
Assets held for sale		-	31.6
Deferred tax asset	27	344.7	315.6
Prepaid expenses and other current assets	10	221.5	263.0

Total current assets		5,183.1	4,288.3

Non-current assets:
Investments		43.7	31.8
Property, plant and equipment, net	11	837.5	891.8
Goodwill	12	2,474.9	624.6
Other intangible assets, net	13	4,934.4	2,312.6
Deferred tax asset	27	112.1	141.1
Other non-current assets		46.4	32.8

Total assets		13,632.1	8,323.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	14	1,909.4	1,688.4
Short-term borrowings	16	850.0	-
Other current liabilities	15	262.5	119.5

Total current liabilities		3,021.9	1,807.9

Non-current liabilities:
Deferred tax liability	27	1,210.6	560.6
Other non-current liabilities	17	736.7	588.5

Total liabilities		4,969.2	2,957.0

Commitments and contingencies	18	-	-

SHIRE PLC
CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
		2014	2013
	Notes	$’M	$’M

Equity:

Common stock of 5p par value; 1,000 million shares authorized; and 599.1 million shares issued and outstanding (2013: 1,000 million shares authorized; and 597.5 million shares issued and outstanding)	22	58.7	58.6
Additional paid-in capital		4,338.0	4,186.3
Treasury stock: 10.6 million shares (2013: 13.4 million shares)	22	(345.9)	(450.6)
Accumulated other comprehensive (loss)/income	19	(31.5)	110.2
Retained earnings		4,643.6	1,461.5

Total equity		8,662.9	5,366.0

Total liabilities and equity		13,632.1	8,323.0

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME

		2014	2013	2012
	Notes	$’M	$’M	$’M
Revenues:
Product sales		5,830.4	4,757.5	4,252.9
Royalties		160.8	153.7	241.6
Other revenues		30.9	23.1	32.9

Total revenues		6,022.1	4,934.3	4,527.4

Costs and expenses:
Cost of product sales		979.3	670.8	585.8
Research and development(1)		1,067.5	933.4	953.0
Selling, general and administrative(1)		2,025.8	1,651.3	1,948.0
Goodwill impairment charge	12	-	7.1	-
Gain on sale of product rights	4	(88.2)	(15.9)	(18.1)
Reorganization costs	5	180.9	88.2	-
Integration and acquisition costs	6	158.8	(134.1)	13.5
Total operating expenses		4,324.1	3,200.8	3,482.2

Operating income from continuing operations		1,698.0	1,733.5	1,045.2

Interest income		24.7	2.1	3.0
Interest expense		(30.8)	(38.1)	(38.2)
Other income/(expense), net		8.9	(3.9)	(2.2)
Receipt of break fee	25	1,635.4	-	-

Income from continuing operations before income taxes and equity in earnings of equity method investees		3,336.2	1,693.6	1,007.8
Income taxes	27	(56.1)	(277.9)	(203.1)

Equity in earnings of equity method investees, net of taxes		2.7	3.9	1.0

Income from continuing operations, net of taxes		3,282.8	1,419.6	805.7
Gain/(loss) from discontinued operations, net of taxes1	9	122.7	(754.5)	(60.3)

Net income		3,405.5	665.1	745.4

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $190.3 million for the year to December 31, 2014 (2013: $19.9 million, 2012: $71.2 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $243.8 million for the year to December 31, 2014 (2013: $152.0 million, 2012: $280.3 million).

SHIRE PLC
CONSOLIDATED STATEMENTS OF INCOME (continued)

	Notes	2014		2013		2012
Earnings per ordinary share - basic

Earnings from continuing operations		559.6	c	257.2	c	145.1	c
Gain/(loss) from discontinued operations	1	20.9	c	(136.7c	)	(10.9c	)

Earnings per ordinary share - basic		580.5	c	120.5	c	134.2	c

Earnings per ordinary share - diluted

Earnings from continuing operations		555.2	c	245.3	c	141.0	c
Gain/(loss) from discontinued operations	1	20.8	c	(127.8c	)	(10.1c	)

Earnings per ordinary share - diluted		576.0	c	117.5	c	130.9	c

Weighted average number of shares (millions):
Basic	23	586.7		552.0		555.4
Diluted	23	591.3		590.3		593.5

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
	$'M	$'M	$'M
Net income	3,405.5	665.1	745.4
Other comprehensive income:
Foreign currency translation adjustments	(136.1)	25.3	23.7
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $1.3 million, $0.1 million and $2.5 million)	(5.6)	(2.0)	2.9

Comprehensive income	3,263.8	688.4	772.0

The components of accumulated other comprehensive income as at December 31, 2014 and December 31, 2013 are as follows:

	December 31,	December 31,
	2014	2013
	$’M	$’M
Foreign currency translation adjustments	(25.7)	110.4
Unrealized holding loss on available-for-sale securities, net of taxes	(5.8)	(0.2)

Accumulated other comprehensive (loss)/ income	(31.5)	110.2

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive (loss)/income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2014	597.5	58.6	4,186.3	(450.6)	110.2	1,461.5	5,366.0
Net income	-	-	-	-	-	3,405.5	3,405.5
Other comprehensive loss, net of tax	-	-	-	-	(141.7)	-	(141.7)
Options exercised	1.6	0.1	15.1	-	-	-	15.2

Share-based compensation	-	-	97.0	-	-	-	97.0

Tax benefit associated with exercise of stock options	-	-	39.6	-	-	-	39.6

Shares released by Employee Benefit Trust ("EBT") to satisfy exercise of stock options	-	-	-	104.7	-	(102.2)	2.5

Dividends	-	-	-	-	-	(121.2)	(121.2)
As at December 31, 2014	599.1	58.7	4,338.0	(345.9)	(31.5)	4,643.6	8,662.9

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2014 Shire plc declared and paid dividends of 20.76 US cents per ordinary share (equivalent to 62.28 US cents per ADS) totalling $121.2 million.

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

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013	2012
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,405.5	665.1	745.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407.3	324.4	308.6
Share-based compensation	97.0	77.4	87.1
Change in fair value of contingent consideration	14.7	(159.1)	9.2
Impairment of intangible assets	190.3	19.9	197.9
Goodwill impairment charge	-	198.9	-
Impairment of assets held for sale	-	636.9	-
Write down of assets	14.3	58.2	0.9
Gain on sale of product rights	(54.6)	(15.9)	(18.1)
Unwind of Viropharma inventory fair value step-up1	91.9	-	-
Other, net	15.1	8.3	7.4
Movement in deferred taxes	(14.3)	(349.9)	(58.3)
Equity in earnings of equity method investees	(2.7)	(3.9)	(1.0)

Changes in operating assets and liabilities:
(Increase)/ decrease in accounts receivable	(66.1)	(148.3)	22.2
Increase in sales deduction accruals	107.6	177.5	42.7
Increase in inventory	(25.3)	(36.6)	(88.2)
Decrease/(increase) in prepayments and other assets	42.4	(60.9)	(14.5)
Increase in accounts and notes payable and other liabilities	5.3	67.9	136.7
Returns on investment from joint venture	-	3.1	4.9

Net cash provided by operating activities (A)	4,228.4	1,463.0	1,382.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(32.6)	(5.3)	3.5
Purchases of subsidiary undertakings and businesses, net of cash acquired	(4,104.4)	(227.8)	(97.0)
Purchases of non-current investments	(23.1)	(10.6)	(18.0)
Proceeds from short-term investments	57.8	-	-
Purchases of PP&E	(77.0)	(157.0)	(149.6)
Purchases of intangible assets	-	-	(43.5)
Proceeds received on sale of product rights	127.0	19.2	17.8
Return on investments	-	5.4	-
Proceeds from disposal of non-current investments	21.5	12.1	7.2
Other, net	0.2	3.1	8.6

Net cash used in investing activities (B)	(4,030.6)	(360.9)	(271.0)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2014	2013	2012
	$’M	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long-term and short-term borrowings	2,310.8	-	-
Repayment of revolving line of credit and short-term borrowings	(1,461.8)	-	-
Repayment of debt acquired through business combinations	(551.5)	-	-
Proceeds from ViroPharma call options	346.7	-	-
Payment of dividend	(121.2)	(96.4)	(86.3)
Excess tax benefit associated with exercise of stock options	39.7	13.4	40.7
Proceeeds from exercise of options	17.4	17.2	16.2
Contingent consideration payments	(15.2)	(14.1)	(5.8)
Facility arrangement fee	(10.2)	(13.9)	-
Payments to acquire shares under the share buy-back program	-	(193.8)	(106.5)
Payments to acquire shares by the EBT	-	(50.0)	(99.3)
Other, net	(0.2)	(7.0)	(3.3)

Net cash provided by/(used in) financing activities(C)	554.5	(344.6)	(244.3)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(9.3)	(0.3)	(5.4)

Net increase in cash and cash equivalents(A+B+C+D)	743.0	757.2	862.2
Cash and cash equivalents at beginning of period	2,239.4	1,482.2	620.0

Cash and cash equivalents at end of period	2,982.4	2,239.4	1,482.2

Supplemental information associated with continuing
operations:
	2014	2013	2012
	$’M	$’M	$’M

Interest paid	(14.5)	(29.9)	(34.6)
Income taxes paid	(200.6)	(290.2)	(199.2)
Repayment from Canadian revenue authorities	417.0	-	-
Receipt of break fee (see Note 25)	1,635.4	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions of US dollars, except where indicated)

1.	Description of operations

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a leading biopharmaceutical company that focuses on developing and marketing innovative specialty medicines for patients with rare diseases and other specialty conditions.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own R&D, focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, investors and employees.

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

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

Product sales

Revenue for the sale of products is recognized when delivery has occurred and substantially all the risks and rewards of ownership have been transferred to the customer. Provisions for rebates, product returns and discounts to customers are provided for as reductions to revenue in the same period as the related sales are recorded. The provisions made at the time of revenue recognition are based on historical experience and updated for changes in facts and circumstances including the impact of new legislation and loss of a product’s exclusivity. These provisions are recognized as a reduction to revenues.

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

Licensing revenues

Other revenue includes revenues derived from product out-licensing arrangements, which typically consist of an initial up-front payment to Shire by the licensee on inception of the license and subsequent milestone payments to Shire by the licensee, contingent on the achievement of certain clinical and sales milestones. Product out-licensing arrangements often require the Company to provide multiple deliverables to the licensee.

Initial license fees received in connection with product out-licensing agreements entered into prior to January 1, 2011 were deferred and are recognized over the period in which the Company has continuing substantive performance obligations, typically the period over which the Company participates in the development of the out-licensed product, even where such fees are non-refundable and not creditable against future royalty payments.

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

Milestone payments which are non-refundable, non-creditable and contingent on achieving certain clinical milestones are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing substantive performance obligations, if the milestones are not considered substantive. If milestone payments are creditable against future royalty payments, the milestones are deferred and released over the period in which the royalties are anticipated to be paid.

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

Cost of product sales includes the cost of purchasing finished product for sale, the cost of raw materials and manufacturing for those products that are manufactured by the Company, shipping and handling costs, depreciation and amortization of intangible assets in respect of favorable manufacturing contracts. Royalties payable to third party intellectual property owners on sale of the Company’s products are also included in Cost of product sales.

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

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $56.4 million, $60.9 million and $85.8 million for the years to December 31, 2014, 2013 and 2012 respectively and were included within Selling, general and administrative (“SG&A”) expenses.

(i)	Research and development (“R&D”) expense

R&D costs are expensed as incurred. Up-front and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are also expensed as incurred.

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

Foreign currency exchange transaction losses included in consolidated statements of income in the years to December 31, 2014, 2013 and 2012 amounted to $15.6 million, $8.7 million and $3.5 million, respectively.

(m)	Income taxes

Uncertain tax positions are recognized in the consolidated financial statements for positions which are considered more likely than not of being sustained, based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the consolidated financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The Company recognizes interest and penalties relating to unrecognized tax benefits within income taxes.

The Company recognizes interest and penalties relating to income taxes within income taxes. Interest income on cash required to be deposited with the tax authorities is recognized within interest income.

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

Basic earnings per share is based upon net income attributable to the Company divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income attributable to the Company adjusted for the impact of interest expense on convertible debt on an “if-converted” basis (when the effect is dilutive and prior to the actual conversion or redemption of such debt) divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares equivalents that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.

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

For share-based compensation awards which cliff vest, the Company recognizes the cost of the relevant share-based payment award as an expense on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period. For those share-based compensation awards with a graded vesting schedule, the Company recognizes the cost of the relevant share-based payment award as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period for the entire award (that is, over the requisite service period for the last separately vesting portion of the award). The share-based compensation expense is recorded in Cost of product sales, R&D, SG&A and Reorganization costs in the consolidated statements of income based on the employees’ respective functions.

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

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk principally associated with inter-company financing. These instruments consist of swap and forward foreign exchange contracts. The Company does not apply hedge accounting for these instruments. The fair values of these instruments are included on the balance sheet in current assets / liabilities, with changes in the fair value recognized in the consolidated statements of income. The cash flows relating to these instruments are presented within net cash provided by operating activities in the consolidated statement of cash flows, unless the derivative instruments are economically hedging specific investing or financing activities.

(r)	Inventories

Inventories are stated at the lower of cost or market. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transportation costs.

Inventories include costs relating to both marketed products and, for certain products, cost incurred prior to regulatory approval. Inventories are capitalized prior to regulatory approval if the Company considers that it is highly probable that the US Food and Drug Administration (“FDA”) or another regulatory body will grant commercial and manufacturing approval for the relevant product, and it is highly probable that the value of capitalized inventories will be recovered through commercial sale.

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

Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit's net assets (including allocated goodwill) to the fair value of the reporting unit. If the reporting unit's carrying amount is greater than its fair value, a second step is performed whereby the portion of the reporting unit’s fair value relating to goodwill is compared to the carrying value of the reporting unit’s goodwill. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its estimated fair value. In the year to December 31, 2013 the Company has recorded an impairment charge of $198.9 million related to the goodwill allocated to the Company’s former Regenerative Medicine (“RM”) reporting unit. See Note 12 for further details.

(ii)	Other intangible assets
Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream, acquired product technology and IPR&D.  Intellectual property rights for currently marketed products and acquired product technology are recorded at fair value and amortized over the estimated useful life of the related product, which ranges from 4 to 23 years (weighted average 18.6 years). IPR&D acquired through a business combination is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated R&D efforts. IPR&D is reviewed for impairment using a “one-step” approach which compares the fair value of the IPR&D asset with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the IPR&D asset. Once the R&D efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

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

Adopted during the period

Pushdown accounting in a business combination
In November 2014 the Financial Accounting Standards Board (“FASB”) issued guidance on whether and at what threshold an acquired entity that is a business can apply pushdown accounting in its separate financial statements. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.

The amendments in this update became effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The guidance has been adopted on November 18, 2014. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

To be adopted in future periods

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014 the FASB issued guidance on the reporting of discontinued operations and disclosures of disposals of components of an entity. The amendments in this update revise the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The guidance requires expanded disclosures for discontinued operations which provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The guidance also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting.

The guidance will be effective for disposals (or classifications as held-for-sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

Revenue from Contracts with Customers

In May 2014 the FASB and the International Accounting Standards Board (together the “Accounting Standards Boards”) issued a new accounting standard that is intended to clarify and converge the financial reporting requirements for revenue from contracts with customers. The core principle of the standard is that an “entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services”. To achieve that core principle the Accounting Standards Boards developed a five-step model (as presented below) and related application guidance, which will replace most existing revenue recognition guidance in US GAAP.

Five-step model:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Accounting Standards Boards also issued new qualitative and quantitative disclosure requirements as part of the new accounting standard which aims to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014 the FASB issued guidance on the reporting requirements for development stage entities. The amendments in this update simplify the existing guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also eliminate an exception provided with respect to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of equity that is at risk. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The guidance to eliminate the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of both of these amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this guidance.

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

The consolidated financial statements as at December 31, 2014 and 2013, and for each of the three years in the period to December 31, 2014 do not comprise statutory accounts within the meaning of Section 434 of the UK Companies Act 2006 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2013 prepared under UK GAAP and in compliance with Jersey law have been delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year ended December 31, 2013 prepared in accordance with US GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2014 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2015. The Company further expects to file the consolidated accounts of the Company for the year to December 31, 2014, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2015.

3.	Business combinations

Acquisition of NPS Pharmaceuticals Inc. (“NPS Pharma”)

On February 21, 2015 Shire completed its acquisition of 100% of the outstanding share capital of NPS Pharma for $46 per share or approximately $5,200 million.

The acquisition of NPS Pharma, a rare disease-focused biopharmaceutical company, adds NATPARA/NATPAR, approved for the treatment of hypoparathyroidism (“HPT”) in the US and GATTEX/REVESTIVE, approved for the treatment of adults with short bowel syndrome (“SBS”) in the US and the EU, to Shire’s portfolio.

The acquisition of NPS Pharma will be accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from NPS Pharma will be recorded at the date of acquisition, at their fair value. Shire’s consolidated financial statements will reflect these fair values at, and the results of NPS Pharma will be included in Shire’s consolidated statement of income from, February 21, 2015. As the initial accounting for the business combination has not yet been completed, further disclosures relating to this acquisition will be included in the Company’s Form 10-Q for the three months ended March 31, 2015.

Acquisition of Meritage Pharma Inc. (“Meritage”)

Prior to the acquisition of ViroPharma by Shire (see below), ViroPharma had entered into an exclusive development and option agreement with Meritage, a privately owned US company focusing on developing oral budesonide suspension as a treatment for eosinophilic esophagitis. Under the terms of this agreement Meritage controlled and conducted all related research up to achievement of pre-defined development success criteria at which point Shire had the option to acquire Meritage for up-front cash consideration of $69.9 million and potential additional payments of up to $175 million, upon achievement of certain clinical and regulatory milestones. On February 18, 2015 Shire acquired all the outstanding equity of Meritage. As the initial accounting for this business combination has not yet been completed, further disclosures related to this acquisition will be included in the Company’s Form 10-Q for the three months ended March 31, 2015.

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

The acquisition of ViroPharma has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from ViroPharma have been recorded at their fair values at the date of acquisition, being January 24, 2014. The Company’s consolidated financial statements include the results of ViroPharma from January 24, 2014.

The amount of ViroPharma’s post acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the year to December 31, 2014 were $538.1 million and $77.8 million, respectively. The pre-tax loss includes charges on the unwind of inventory fair value adjustments of $91.9 million, intangible asset amortization of $106.6 million and integration costs of $101.1 million.

The purchase price allocation was finalized in the fourth quarter of 2014. During the measurement period the Company obtained improved information about the acquisition date fair value of the IPR&D asset VP20621, a non-toxigenic strain of C difficile for the treatment and prevention of C difficile-associated diarrhea (“CDAD”). This information primarily comprises insights gained from continued divestment efforts with a number of pharmaceutical companies during 2014. The conclusion of this process in the fourth quarter indicated that the acquisition date fair value of this IPR&D asset should be adjusted. As a result the Company has retrospectively adjusted the preliminary amounts recognized as at the acquisition date to reflect this new information. The adjustment reduced the fair value of IPR&D intangible assets acquired by $215 million and reduces the related non-current deferred tax liability by $80.2 million. The residual difference of $134.8 million has been recorded as an increase in goodwill. The Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed, including the measurement period adjustment with respect to VP20621 and certain other immaterial measurement period adjustments during 2014, is outlined below:

	Preliminary fair value (as initially reported)	Measurement period adjustments	Acquisition date fair value (as adjusted)
	$’M	$’M	$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	232.6	–	232.6
Short-term investments	57.8	–	57.8
Accounts receivable	52.2	–	52.2
Inventories	203.5	0.1	203.6
Deferred tax assets	100.2	0.5	100.7
Purchased call option	346.7	–	346.7
Other current assets	42.5	8.4	50.9

Total current assets	1,035.5	9.0	1,044.5

Non-current assets:
Property, plant and equipment	24.7	–	24.7
Goodwill	1,536.6	118.9	1,655.5
Other intangible assets
- Currently marketed products	2,320.0	–	2,320.0
- In-Process Research and Development (“IPR&D”)	530.0	(215.0)	315.0
Other non-current assets	11.6	(1.2)	10.4

Total assets	5,458.4	(88.3)	5,370.1

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	116.6	6.1	122.7
Convertible bond	551.4	–	551.4

Non-current liabilities:
Deferred tax liabilities	695.9	(92.4)	603.5
Other non-current liabilities	97.5	(2.0)	95.5

Total liabilities	1,461.4	(88.3)	1,373.1

Fair value of identifiable assets acquired and liabilities assumed	3,997.0	–	3,997.0

Consideration
Cash consideration paid	3,997.0		3,997.0

(a) Other intangible assets – currently marketed products

Other intangible assets totaled $2,320.0 million at the date of acquisition, relating to intellectual property rights acquired for ViroPharma’s currently marketed products, primarily attributed to CINRYZE, for the routine prophylaxis against HAE attacks in adolescent and adult patients. Shire also obtained intellectual property rights to three other commercialized products, PLENADREN, an orphan drug for the treatment of adrenal insufficiency in adults, BUCCOLAM, an oromucosal solution for the treatment of prolonged, acute, and convulsive seizures in infants, toddlers, children and adolescents and VANCOCIN, an oral capsule formulation for the treatment of C. difficile-associated diarrhea (“CDAD”), which was divested by Shire in the third quarter of 2014 (see Note 4 for details). The fair value of currently marketed products has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

The estimated useful lives of the CINRYZE, PLENADREN and BUCCOLAM intangible assets range from 10 to 23 years (weighted average 22 years), with amortization being recorded on a straight line basis.

(b) Other intangible assets – IPR&D

The IPR&D asset of $315.0 million relates to maribavir (now SHP620), an investigational antiviral product for cytomegalovirus. The fair value of this IPR&D asset was estimated based on an income approach, using the present value of incremental after tax cash flows expected to be generated by this development project after the deduction of contributory asset charges for other assets employed in this project. The estimated cash flows have been probability adjusted to take into account the stage of completion and the remaining risks and uncertainties surrounding the future development and commercialization.

The major risks and uncertainties associated with the timely completion of the acquired IPR&D project include  the ability to confirm the efficacy of the technology based on the data from clinical trials, and obtaining the relevant regulatory approvals as well as other risks as described in the Company’s annual report on Form 10-K. The valuation of IPR&D has been based on information available at the time of the acquisition (and information obtained during the measurement period) and on expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to a market participant. However, no assurance can be given that the assumptions and events associated with such assets will occur as projected. For these reasons, the actual cash flows may vary from forecast future cash flows.

The estimated probability adjusted after tax cash flows used in fair valuing other intangible assets have been discounted at rates ranging from 9.5% to 10.0%.

(c) Goodwill

Goodwill arising of $1,655.5 million, which is not deductible for tax purposes, includes the expected operational synergies that will result from combining the commercial operations of ViroPharma with those of Shire (valued at approximately $0.4 billion); other synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the year to December 31, 2014 the Company expensed costs of $135.5 million (2013: $12.8 million) relating to the acquisition and post-acquisition integration of ViroPharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

	2014		2013
	$’M		$’M
Revenues	6,053.9		5,374.9

Net income from continuing operations	3,283.9		1,163.8

Per share amounts:
Net income from continuing operations per share - basic	560.1	c	210.8	c

Net income from continuing operations per share - diluted	555.7	c	197.2	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to decrease net income by $25.3 million for the year to December 31, 2013 to reflect acquisition costs incurred by Shire, and increase net income by $25.3 million for the year to December 31, 2014 to eliminate acquisition costs incurred;

(ii)
an adjustment to decrease net income by $59.0 million for the year to December 31, 2013, to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the year to December 31, 2014;

(iii)
an adjustment of $48.1 million in the year to December 31, 2013 to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of ViroPharma and the amortization of related deferred debt issuance costs;

(iv)
an adjustment to increase amortization expense by approximately $5.4 million in the year to December 31, 2014 and $58.3 million in the period to December 31, 2013, related to amortization of the fair value of identifiable intangible assets acquired and the elimination of ViroPharma’s historical intangible asset amortization expense; and

(v)
an adjustment to reflect the additional depreciation expense ($0.1 million and $0.6 million in the year to December 31, 2014 and December 31, 2013 respectively) related to the fair value adjustment to property, plant and equipment acquired.

The adjustments above are stated net of tax effects, where applicable.

Acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”)

On June 11, 2014 Shire completed the acquisition of 100% of the outstanding share capital of Lumena, a privately owned US incorporated biopharmaceutical company. The acquisition date fair value of the consideration totaled $464.3 million, comprising cash consideration paid on closing of $300.3 million and the fair value of contingent consideration payable of $164 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $265 million dependent upon achievement of certain clinical development milestones.

This acquisition brings two novel, orally active therapeutic compounds SHP625 (formerly LUM001), in Phase 2 clinical development and SHP626 (formerly LUM002), ready to enter Phase 1b clinical development in the first half of 2015. Both compounds are inhibitors of the apical sodium-dependent bile acid transport (“ASBT”), which is primarily responsible for recycling bile acids from the intestine to the liver. SHP625 is being investigated for the potential relief of the extreme itching associated with cholestatic liver disease and three other indications. SHP626 is in development for the treatment of nonalcoholic steatohepatitis.

The acquisition of Lumena has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Lumena have been recorded at their fair values at the date of acquisition, being June 11, 2014. The Company’s consolidated financial statements and results of operations include the results of Lumena from June 11, 2014.

The purchase price has been allocated to acquired IPR&D ($467 million), net current assets assumed ($52.6 million, including cash of $46.3 million), net non-current liabilities assumed (including deferred tax liabilities) ($169.9 million) and goodwill ($114.6 million). Goodwill arising of $114.6 million is not deductible for tax purposes.

In the year to December 31, 2014 the Company expensed costs of $6.9 million (2013: $nil) relating to the Lumena acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

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

The acquisition date fair value of the consideration totaled $122.6 million, comprising cash consideration paid on closing of $75.6 million and the fair value of contingent consideration payable of $47 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $482.5 million dependent upon achievement of certain clinical development, regulatory and commercial milestones.

The acquisition of Fibrotech has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Fibrotech have been recorded at their fair values at the date of acquisition being July 4, 2014. The Company’s consolidated financial statements and results of operations include the results of Fibrotech from July 4, 2014.

The purchase price has been allocated to acquired IPR&D ($11 million), net current assets ($1.4 million) and goodwill ($110.2 million). Goodwill arising of $110.2 million is not deductible for tax purposes. Goodwill generated from the acquisition was primarily attributed to acquired scientific knowledge in fibrotic diseases and the potential to optimize the novel mechanism of action to other fibrotic conditions.

In the year to December 31, 2014 the Company expensed costs of $3.3 million (2013: $nil) relating to the Fibrotech acquisition, which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

Unaudited pro forma financial information to present the combined results of operations of Shire and Fibrotech are not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Other Acquisitions

On July 9, 2014 Shire acquired BIKAM Pharmaceuticals, Inc. (“BIKAM”), a US-based biopharmaceutical company with pre-clinical compounds that could provide an innovative approach to treating autosomal dominant retinitis pigmentosa (adRP). In the third quarter of 2014 Shire also acquired certain assets and employees related to the production of BUCCOLAM from its previous contract manufacturer SCM Pharma Limited (“SCM”). The aggregate acquisition date fair value of the consideration for these two acquisitions was $17.9 million, comprising cash paid on closing of $12.1 million and the fair value of contingent consideration payable in respect of BIKAM of $5.8 million. In respect of BIKAM the maximum contingent consideration which may be payable by Shire in future periods is $92 million contingent upon the achievement of certain development, regulatory and commercial milestones.

In connection with these two acquisitions, Shire has recorded $1 million in current assets, $4.8 million in non-current assets and $12.1 million in goodwill.

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

This acquisition brings the global rights of a new Phase 3 compound, lifitegrast (now SHP606), currently under development for the treatment of Dry Eye disease, into Shire’s portfolio. Top-line results from OPUS-2, a Phase 3 efficacy and safety study of 5.0% SHP606 ophthalmic solution, were announced on December 6, 2013. On April 30, 2014 Shire announced top-line results from the prospective randomized, double-masked, placebo-controlled SONATA trial which indicated no ocular or drug-related serious adverse events. Following a meeting with the FDA, on May 16, 2014 Shire announced that it intends to submit an NDA for SHP606 in the first quarter of 2015 as a treatment for signs and symptoms for Dry Eye Disease in adults.

The acquisition of SARcode has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from SARcode have been recorded at their fair values at the date of acquisition, being April 17, 2013. The Company’s consolidated financial statements and results of operations include the results of SARcode from April 17, 2013.

The purchase price has been allocated to acquired in process research and development (“IPR&D”) in respect of SHP606 ($412 million), net current liabilities assumed ($8.2 million), net non-current liabilities assumed, including deferred tax liabilities ($122.4 million) and goodwill ($86.6 million). This acquisition resulted in goodwill of $86.6 million, which is not deductible for tax purposes. Goodwill includes the value of the assembled workforce and the related scientific expertise in ophthalmology which allows for potential expansion into a new therapeutic area.

In the year to December 31, 2014 the Company recorded costs of $62.9 million (2013: a net credit of $170.7 million) within Integration and acquisition costs relating to the acquisition of SARcode. The charge in 2014 and the credit in 2013 arises principally due to re-measuring the fair value of contingent consideration payable.

Acquisition of Premacure AB (“Premacure”)

On March 8, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Premacure, a privately-owned Swedish biotechnology company. The acquisition date fair value of the consideration totaled $140.2 million, comprising cash consideration paid on closing of $30.6 million, and the fair value of contingent consideration payable of $109.6 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods, dependent upon the successful completion of certain development and commercial milestones, is $169 million. Shire will also pay royalties on relevant net sales.

Premacure was developing a protein replacement therapy SHP607 (formerly referred to as “PREMIPLEX”), currently in Phase 2 development, for the prevention of Retinopathy of Prematurity (“ROP”). ROP is a rare and potentially blinding eye disorder that primarily affects premature infants and is one of the most common causes of visual loss in childhood. Together, the acquisitions of SARcode and Premacure build Shire’s presence in the ophthalmic therapeutic area.

The acquisition of Premacure has been accounted for as a business combination using the acquisition method. The assets and the liabilities assumed from Premacure have been recorded at their fair values at the date of acquisition, being March 8, 2013. The Company’s consolidated financial statements and results of operations include the results of Premacure from March 8, 2013.

The purchase price has been allocated to acquired IPR&D in respect of SHP607 ($151.8 million), net current liabilities assumed ($11.7 million), net non-current liabilities assumed, including deferred tax liabilities ($29.5 million) and goodwill ($29.6 million). This acquisition resulted in goodwill of $29.6 million, which is not deductible for tax purposes.

In the year to December 31, 2014 the Company expensed costs of $33.9 million (2013: $9.5 million) relating to the acquisition of Premacure (including charges related to the change in fair value of contingent consideration payable), which have been recorded within Integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of Lotus Tissue Repair, Inc. (“Lotus Tissue Repair”)

On February 12, 2013 Shire completed the acquisition of 100% of the outstanding share capital of Lotus Tissue Repair, a privately-owned US biotechnology company. The acquisition date fair value of consideration totaled $174.2 million, comprising cash consideration paid on closing of $49.4 million, and the fair value of contingent consideration payable of $124.8 million.  The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $275 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon achievement of certain pre-clinical and clinical development milestones.

Lotus Tissue Repair was developing a proprietary recombinant form of human collagen Type VII (“rC7”) as the first and only intravenous protein replacement therapy currently being investigated for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”).  DEB is a devastating orphan disease for which there is no currently approved treatment option other than palliative care. The acquisition adds to Shire’s pipeline a late-stage pre-clinical product for the treatment of DEB with global rights.

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

The purchase price has been allocated to acquired IPR&D in respect of rC7, now SHP608 ($176.7 million), net current assets assumed ($6.8 million), net non-current liabilities assumed, including deferred tax liabilities ($63.4 million) and goodwill ($54.1 million). This acquisition resulted in goodwill of $54.1 million, which is not deductible for tax purposes.

In the year to December 31, 2014 the Company expensed costs of $10.1 million (2013: $2.3 million) relating to the acquisition and integration of Lotus Tissue Repair, which have been recorded within integration and acquisition costs in the Company’s consolidated income statement.

Acquisition of FerroKin BioSciences, Inc. (“FerroKin”)

On April 2, 2012 Shire completed the acquisition of 100% of the outstanding share capital of FerroKin. The acquisition date fair value of consideration totalled $159.3 million, comprising cash consideration paid on closing of $94.5 million and the fair value of contingent consideration payable of $64.8 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $225.0 million. The amount of contingent cash consideration ultimately payable by Shire is dependent upon the achievement of certain clinical development, regulatory and net sales milestones.

The acquisition of Ferrokin added global rights to a Phase 2 product SHP602 (formerly referred to as FBS0701), to Shire’s pipeline. SHP602 is intended to serve a chronic patient need for treatment of iron overload following numerous blood transfusions. In the first quarter of 2014, Shire decided to place the ongoing Phase 2 clinical trial in pediatric and adult patients on hold while certain nonclinical findings are analysed and evaluated.

The acquisition of FerroKin has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from FerroKin have been recorded at their fair values at the date of acquisition, being April 2, 2012. The Company’s consolidated financial statements and results of operations include the results of FerroKin from April 2, 2012.

The purchase price has been allocated to acquired IPR&D in respect of SHP602 ($166.0 million), net current liabilities assumed ($6.6 million), net non-current liabilities assumed (including deferred tax liabilities) ($46.2 million) and goodwill ($46.1 million). Goodwill arising of $46.1 million is not deductible for tax purposes.

Following the decision to place the ongoing Phase 2 clinical trials on hold, the Company recorded an impairment charge in respect of SHP602 of $166.0 million in the consolidated statement of income. For further information, see Note 13.

In the year to December 31, 2014 the Company recorded a net credit of $71.4 million (2013:  a charge of $10.4 million) relating to the FerroKin acquisition, which has been recorded within Integration and acquisition costs in the Company’s consolidated statement of income. The credit in 2014 arises principally due to re-measuring the fair value of contingent consideration payable following the decision to place the ongoing Phase 2 clinical trial for SHP602 on clinical hold.

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

The acquisition has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from Pervasis have been recorded at their fair values at the date of acquisition, being  April 19, 2012. The Company’s consolidated financial statements and results of operations include the results of the assets acquired and the liabilities assumed from Pervasis from April 19, 2012. The purchase price has been allocated to acquired IPR&D (principally for SHP613, formerly referred to as VASCUGEL) ($24.3 million), current liabilities assumed ($0.2 million) and goodwill ($2.0 million). Goodwill arising of $2.0 million is not deductible for tax purposes.

In the second quarter of 2014 the Company identified indicators of impairment in respect of SHP613 and recorded an impairment charge of $22.0 million in the consolidated income statement. For further information, see Note 13.

In the year to December 31, 2014 the Company recorded a net credit of $23.1 million (2013: $nil) principally due to re-measuring the fair value of the contingent consideration payable, following the decision to discontinue further development of SHP613.

4.	Divestment of product rights

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

In the year to December 31, 2014 the Company recorded total gains on the sale of product rights, before taxes, of $88.2 million (2013: $15.9 million, 2012: $18.1 million), related to the sale of CALCICHEW trademarks to Takeda, the re-measurement of contingent consideration receivable from the divestment of DAYTRANA and the sale of non-core products.

5.	Reorganization costs

One Shire business reorganization

On May 2, 2013, the Company initiated the reorganization of its business to integrate the three divisions into a simplified One Shire organization in order to drive future growth and innovation.

As part of the One Shire reorganization, the Company undertook a review of all of its pipeline programs and identified those projects that fit with the Company’s new strategic direction and have an acceptable likelihood of success. Following that review, and overall streamlining of the R&D organization, several clinical and pre-clinical projects were discontinued which resulted in the elimination of a significant number of R&D roles and functional roles that support R&D in Basingstoke, and some positions were re-located.

In addition the Company also relocated its international commercial hub from Nyon, Switzerland to Zug, Switzerland in 2013. All Nyon-based employees were affected by the move to Zug. Shire is now operating from its new Zug office and is providing employees with a reasonable period of time to manage their relocations.

Certain aspects of the One Shire program were temporarily put on hold due to AbbVie’s offer for Shire, which was terminated in October 2014. Subsequent to the termination of AbbVie’s offer, Shire announced on November 10, 2014 its plans to relocate over 500 positions to Massachusetts from its Chesterbrook, Pennsylvania, site and establish Lexington, Massachusetts, as the Company’s US operational headquarters in continuation of the One Shire efficiency program. This relocation will streamline business globally through two principal locations, Massachusetts and Switzerland, with support from regional and country-based offices around the world.

In the year to December 31, 2014 the Company incurred reorganization costs totaling $180.9 million, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $245.5 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the first quarter of 2016. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $130 million will be expensed as incurred during 2015 and 2016.

The liability for reorganization costs arising from the One Shire business reorganization at December 31, 2014 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		December 31,
	2014	organization	Paid/Utilized	2014
	$'M	$'M	$'M	$'M

Involuntary termination benefits	15.3	156.3	(133.6)	38.0
Other reorganization costs	9.5	24.6	(34.1)	-
	24.8	180.9	(167.7)	38.0

At December 31, 2014 the closing reorganization cost liability was recorded within accounts payable and accrued expenses.

6.	Integration and acquisition costs

For the year to December 31, 2014 Shire recorded integration and acquisition costs of $158.8 million (2013: a net credit of $134.1 million, 2012: $13.5 million), comprising costs of $144.1 million primarily related to the acquisition and integration of ViroPharma and a net charge of $14.7 million relating to the change in fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the year to December 31, 2014 principally relates to the acquisition of SARcode, reflecting Shire’s increased confidence in the SHP606 program and the acquisition of FerroKin, reflecting the decision to place the ongoing Phase 2 clinical trial for SHP602 on clinical hold.

In the year to December 31, 2013 integration and acquisition costs primarily related to the acquisitions of SARcode and Lotus Tissue Repair Inc. (“Lotus Tissue Repair”) in addition to net charges related to the change in fair values of contingent consideration liabilities.

7.	Accounts receivable, net

Accounts receivable at December 31, 2014 of $1,035.1 million (December 31, 2013: $961.2 million), are stated net of a provision for discounts and doubtful accounts of $48.5 million (December 31, 2013: $47.9 million, 2012: $41.7 million).

Provision for discounts and doubtful accounts:

	2014	2013	2012
	$’M	$’M	$’M
As at January 1,	47.9	41.7	31.1
Provision charged to operations	338.2	306.8	283.3
Provision utilization	(337.6)	(300.6)	(272.7)

As at December 31,	48.5	47.9	41.7

At December 31, 2014 accounts receivable included $59.0 million (December 31, 2013: $37.8 million) related to royalty income.

8.	Inventories

Inventories are stated at the lower of cost or market and comprise:

	December 31,	December 31,
	2014	2013
	$’M	$’M
Finished goods	136.0	156.6
Work-in-progress	305.3	240.5
Raw materials	103.5	58.2
	544.8	455.3

9.	Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. The components of discontinued operations which relate to the DERMAGRAFT business are as follows:

	2014	2013	2012
Revenues	$’M	$’M	$’M
Product revenues	1.9	89.8	153.8
Loss from discontinued operations before income taxes	(88.6)	(1,080.9)	(96.4)
Income taxes	211.3	326.4	36.1
Gain/(loss) from discontinued operations, net of taxes	122.7	(754.5)	(60.3)

The gain from discontinued operations in the year to December 31, 2014 is $122.7 million, net of tax. This gain includes a tax credit of $211.3 million primarily driven by a tax benefit arising following a reorganization of the RM business undertaken in the fourth quarter of 2014, associated with the divestment of the DERMAGRAFT business in the first quarter of 2014. This gain was partially offset by costs associated with the divestment of the DERMAGRAFT business, including a loss of $33.6 million as a result of re-measuring to fair value the contingent consideration receivable from Organogenesis.

The loss from discontinued operations before income taxes in the year to December 31, 2013 includes a charge of $191.8 million, being the proportion of the former Regenerative Medicine (“RM”) reporting unit goodwill impairment charge that related to the DERMAGRAFT business, $636.9 million being the impairment charge recorded upon re-measurement of the divested assets to their fair value less costs to sell in the fourth quarter of 2013, and $99.6 million being amounts previously recorded to Reorganization costs in relation to the DERMAGRAFT business.

10.	Prepaid expenses and other current assets

	December 31,	December 31,
	2014	2013
	$’M	$’M
Prepaid expenses	36.9	29.4
Income tax receivable	121.5	177.4
Value added taxes receivable	13.8	14.5
Other current assets	49.3	41.7
	221.5	263.0

11.	Property, plant and equipment, net

	December 31,	December 31,
	2014	2013
	$’M	$’M
Land and buildings	717.1	695.0
Office furniture, fittings and equipment	494.2	467.0
Warehouse, laboratory and manufacturing equipment	290.0	276.2
Assets under construction	43.9	45.6
	1,545.2	1,483.8
Less: Accumulated depreciation	(707.7)	(592.0)
	837.5	891.8

Depreciation expense for the years to December 31, 2014, 2013 and 2012 was $163.5 million, $127.6 million, and $109.0 million respectively.

12.	Goodwill

	December 31,	December 31,
	2014	2013
	$’M	$’M
Goodwill arising on businesses acquired	2,474.9	624.6

In the year to December 31, 2014 the Company completed the acquisitions of ViroPharma, Lumena, Fibrotech, BIKAM and certain assets and employees relating to the manufacture of BUCCOLAM, which resulted in aggregate goodwill with a preliminary value of $1,890.5 million (see Note 3 for details).

	2014	2013
	$’M	$’M
As at January 1,	624.6	644.5
Acquisitions	1,890.5	170.3
Goodwill impairment charge related to continuing operations	-	(7.1)
Goodwill impairment charge related to DERMAGRAFT business recorded to discontinued operations	-	(191.8)
Foreign currency translation	(40.2)	8.7

As at December 31,	2,474.9	624.6

In the year to December 31, 2013 the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the former RM reporting unit. Following the divestment of the DERMAGRAFT business, $191.8 million of the impairment charge was reclassified to discontinued operations, being the portion of the former RM reporting unit goodwill impairment charge that related to the DERMAGRAFT business.

13.	Other intangible assets, net

	December 31,	December 31,
	2014	2013
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	4,816.9	2,573.3
Other intangible assets	30.0	46.1
	4,846.9	2,619.4
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,550.0	951.5
	6,396.9	3,570.9

Less: Accumulated amortization	(1,462.5)	(1,258.3)
	4,934.4	2,312.6

The change in the net book value of other intangible assets for the year to December 31, 2014 and 2013 is shown in the table below:

	Other intangible assets
	2014	2013
	$’M	$’M
As at January 1,	2,312.6	2,388.1
Acquisitions	3,118.6	731.8
Divestment of non-core products (refer to Note 4)	(17.3)	-
Amortization charged	(243.8)	(152.0)
Amortization charged on DERMAGRAFT product technology, presented within discontinued operations in the consolidated income statement	-	(39.4)
Impairment charges	(190.3)	(19.9)
Reclassification of DERMAGRAFT product technology to assets held for sale	-	(611.4)
Foreign currency translation	(45.4)	15.4

As at December 31,	4,934.4	2,312.6

In the year to December 31, 2014 the Company acquired intangible assets totaling $3,118.6 million, primarily relating to the fair value of intangible assets for currently marketed products acquired with ViroPharma of $2,320.0 million and IPR&D assets of $782.0 million which were acquired with ViroPharma and Lumena (see Note 3 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the year to December 31, 2014 the Company identified indicators of impairment in respect of its SHP602 (iron chelating agent for the treatment of iron overload secondary to chronic transfusion) and SHP613 (for the treatment of improvement in patency of arteriovenous access in hemodialysis patients) IPR&D assets.

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

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2014 will be approximately $227 million for each of the five years to December 31, 2019. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

14.	Accounts payable and accrued expenses

	December 31,	December 31,
	2014	2013
	$’M	$’M
Trade accounts payable and accrued purchases	247.7	202.6
Accrued rebates – Medicaid	563.9	549.1
Accrued rebates – Managed care	318.2	258.1
Sales return reserve	131.7	98.8
Accrued bonuses	150.7	130.9
Accrued employee compensation and benefits payable	109.1	79.4
R&D accruals	88.3	69.6
Provisions for litigation losses and other claims	15.6	71.7
Other accrued expenses	284.2	228.2
	1,909.4	1,688.4

15.	Other current liabilities

	December 31,	December 31,
	2014	2013
	$’M	$’M
Income taxes payable	16.2	69.0
Value added taxes	16.6	15.8
Contingent consideration payable	194.5	12.9
Other current liabilities	35.2	21.8
	262.5	119.5

16.	Borrowings

Term Loan Agreements

2015 Facilities Agreement

On January 11, 2015, Shire entered into an $850 million Facility Agreement with, among others, Citi Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”).  The 2015 Facility Agreement comprises a $850 million term loan facility.  Shire has agreed to act as guarantor for any of its subsidiaries that are or become additional borrowers under the 2015 Facility Agreement.

The 2015 Facility Agreement, which matures on January 10, 2016, may be used only to finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).  The maturity date may be extended twice, at Shire’s option, by six months on each occasion. On February 23, 2015 Shire requested the utilization of $850 million under the 2015 Facilities Agreement to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

Interest on any loans made under the 2015 Facility Agreement will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders.  The interest rate applicable to the 2015 Facility Agreement is LIBOR plus 0.50% per annum and increases by 0.25% per annum 6 months after the date of the agreement and on each subsequent date falling at three months intervals thereafter.

Shire shall also pay a commitment fee on the available but unutilized commitments under the 2015 Facility Agreement for the availability period applicable to each facility. With effect from first utilization, the commitment fee rate will be 35% of the applicable margin. Before first utilization, the commitment fee rate will increase in stages from 0% to 35% of the applicable margin over a period of 3 months.

The 2015 Facility Agreement includes customary representations and warranties, covenants and events of default, including requirements that the ratio of Net Debt to EBITDA of the Group (each as defined in the 2015 Facility Agreement) must not, at any time, exceed 3.5:1 for the Relevant Period (as defined in the 2015 Facility Agreement), except that following certain acquisitions, including the merger with NPS Pharma, Shire may elect to increase the ratio to 4.0:1 in the relevant period in which the acquisition was completed and the immediately following relevant period.  In addition, for each 12-month period ending December 31 or June 30, the ratio of EBITDA of the Group to Net Interest (each as defined in the 2015 Facility Agreement) must not be less than 4.0:1.

The 2015 Facility Agreement restricts (subject to certain exceptions) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans.  Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire. In addition, in certain circumstances, the net proceeds of certain shares, undertakings or business disposals by Shire must be applied towards the mandatory prepayment of the facility, subject to certain exceptions.

Events of default under the facility include: (i) non-payment of any amounts due under the facility, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire and its subsidiaries, (vii) if it becomes unlawful for Shire or any of its subsidiaries that are parties to the 2015 Facility Agreement to perform their obligations or (viii) if Shire or any subsidiary of Shire which is a party to the 2015 Facility Agreement repudiates the 2015 Facility Agreement or any other finance document, among others. The 2015 Facility Agreement is governed by English law.

2013 Facilities Agreement

On November 11, 2013, Shire entered into a $2,600 million facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “2013 Facilities Agreement”).  The 2013 Facilities Agreement comprised two credit facilities: (i) a $1,750 million term loan facility and (ii) a $850 million term loan facility.

On December 13, 2013 and at various points during the year to December 31, 2014, the Company cancelled part of the $2,600 million term loan facility. At December 31, 2014 the 2013 Facilities Agreement comprised an $850 million term loan facility which matures on November 11, 2015 and was fully utilized. All other terms and conditions remain unchanged.

The $850 million term loan facility has been used to finance the purchase price payable in respect of Shire’s acquisition of ViroPharma (including certain related costs).

Interest on any loans made under the facilities will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders.

The interest rate applicable to the $850 million term loan facility commenced at LIBOR plus 1.15% per annum until delivery of the compliance certificate for the year ended December 31, 2013 and is subject to change depending upon the prevailing ratio of Net Debt to EBITDA of the Group (each as defined in the 2013 Facilities Agreement), in respect of the most recently completed financial year or financial half year.

The 2013 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that the ratio of Net Debt to EBITDA of Shire (each as defined in the 2013 Facilities Agreement) must not, at any time, exceed 3.5:1 for the Relevant Period (as defined in the 2013 Facilities Agreement), except that following certain acquisitions, including the ViroPharma acquisition, Shire may elect to increase the ratio to 4.0:1 in the relevant period in which the acquisition was completed and the immediately following relevant period.  In addition, for each 12-month period ending December 31 or June 30, the ratio of EBITDA of the Group to Net Interest (each as defined in the 2013 Facilities Agreement) must not be less than 4.0:1.

The 2013 Facilities Agreement restricts (subject to certain covenants) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide or guarantee loans.  Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire. In addition, in certain circumstances, the net proceeds of certain shares, undertakings or business disposals by Shire must be applied towards the mandatory prepayment of the facilities, subject to certain exceptions.

Events of default under the facilities include: (i) non-payment of any amounts due under the facilities, (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire and its subsidiaries, (vii) if it becomes unlawful for Shire or any of its subsidiaries that are parties to the 2013 Facilities Agreement to perform their obligations or (viii) if Shire or any subsidiary of Shire which is a party to the 2013 Facilities Agreement repudiates the 2013 Facilities Agreement or any other finance document, among others. The 2013 Facilities Agreement is governed by English law.

Revolving Credit Facility (“RCF”)

On December 12, 2014, Shire entered into a $2,100 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions, for which Abbey National Treasury Services PLC (trading as Santander Global Banking and Markets), Bank of America Merrill Lynch International Limited, Barclays Bank PLC, Citigroup Global Markets Limited, Lloyds Bank PLC, The Royal Bank of Scotland PLC and Sumitomo Mitsui Banking Corporation acted as mandated lead arrangers and bookrunners and DNB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Credit Suisse AG, London Branch, Deutsche Bank Luxembourg S.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley Bank International Limited acted as arrangers. Shire is an original borrower under the RCF and has agreed to act as guarantor for its subsidiaries, which are also original borrowers and for any other of its subsidiaries that become additional borrowers thereunder. At December 31, 2014 the RCF was undrawn. On February 23, 2015 Shire requested the utilization of $1,300 million under the RCF to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

The RCF, which terminates on December 12, 2019, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million US dollar and euro swingline facility operating as a sub-limit thereof.

The RCF became immediately available for general corporate purposes as outlined above, on satisfaction of certain customary conditions precedent including the cancellation of Shire’s multicurrency term and revolving facilities agreement dated November 23, 2010 (the “2010 RCF”) with a number of financial institutions, for which Abbey National Treasury Services PLC, Bank of America Merrill Lynch International Limited (formerly Banc of America Securities Limited), Barclays Bank PLC (formerly Barclays Capital), Citigroup Global Markets Limited, Lloyds Bank PLC (formerly Lloyds TSB Bank PLC) and The Royal Bank of Scotland PLC acted as lead arrangers (the facilities under which at such time were undrawn).

Interest on any loans made under the RCF will be payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders. The interest rate for the RCF will be: LIBOR (or, in relation to any revolving loan in euro, EURIBOR); plus 0.30% per year until delivery of the first compliance certificate required to be delivered after the date of the RCF, subject to change thereafter depending upon (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the RCF) in respect of the most recently completed financial year or financial half year and (ii) the occurrence and continuation of an event of default in respect of the financial covenants or the failure to provide a compliance certificate.

Shire shall also pay (i) a commitment fee equal to 35% per year of the applicable margin on available commitments under the RCF for the availability period applicable thereto and (ii) a utilization fee equal to (a) 0.10% per year of the aggregate of the amount requested by the borrower in a utilization request (the “Base Currency Amount”) of all outstanding loans up to an aggregate Base Currency Amount equal to $700 million, (b) 0.15% per year of the amount by which the aggregate Base Currency Amount of all outstanding loans exceeds $700 million but is equal to or less than $1,400 million and (c) 0.30% per year of the amount by which the aggregate Base Currency Amount of all outstanding loans exceeds $1,400 million.

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month Relevant Period (each as defined in the RCF) must not, at any time, exceed 3.5:1 (except that, following an acquisition fulfilling certain criteria, Shire may on a once only basis elect to increase this ratio to 4.0:1 for the Relevant Period in which the acquisition was completed and for that immediately following) and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month Relevant Period (each as defined in the RCF) must not be less than 4.0:1.

The RCF restricts (subject to certain exceptions) Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes.

Events of default under the facilities include, among others: (i) non-payment of any amounts due under the Finance Documents (as defined in the RCF), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the Finance Documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the RCF to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the RCF repudiates such agreement or other Finance Document. The full terms of the RCF are set out in Exhibit 10.31 to this Annual Report on Form 10-K.

17.	Other non-current liabilities

	December 31,	December 31,
	2014	2013
	$’M	$’M
Income taxes payable	199.2	115.7
Deferred revenue	7.2	9.8
Deferred rent	6.6	11.3
Contingent consideration payable	435.4	393.0
Other non-current liabilities	88.3	58.7
	736.7	588.5

18.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at December 31, 2014 are presented below:
		Operating
		leases
		$’M
2015	1	49.3
2016	1	28.9
2017	1	22.2
2018	1	14.9
2019	1	13.3
Thereafter	1	92.5
		221.1

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $32.9 million, $44.0 million and $43.2 million for the year to December 31, 2014, 2013 and 2012 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At December 31, 2014 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $46 million (being the contractual amounts), providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

Out-licensing arrangements

Shire has entered into various collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $39 million and sales milestones up to an aggregate amount of $59 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the year to December 31, 2014 Shire received up-front and milestone payments totaling $2.2 million (2013: $3.0 million, 2012: $18.3 million). In the year to December 31, 2014 Shire recognized milestone income of $16.7 million (2013: $5.0 million, 2012: $19.4 million) in other revenues and $46.5 million (2013: $58.3 million, 2012: $83.8 million) in product sales for shipment of product to the relevant licensee.

In-licensing arrangements

(i)	Strategic licensing and collaboration agreement with ArmaGen Technologies Inc. (“ArmaGen”)

On July 23, 2014 Shire and ArmaGen, a US-based privately held biotechnology company, announced a worldwide licensing and collaboration agreement to develop and commercialize AGT-182, an investigational enzyme replacement therapy (“ERT”) for the potential treatment of both the central nervous system (“CNS”) and somatic manifestations in patients with Hunter syndrome (“MPS II”). Under the terms of the agreement, Shire has obtained worldwide commercialization rights for AGT-182 and an equity stake in ArmaGen in exchange for an up-front cash payment of $15 million. Shire will reimburse ArmaGen for research and development work carried out by ArmaGen and pay future milestones up to a maximum of $208 million contingent upon the achievement of certain development, regulatory and commercial milestones. ArmaGen will also be entitled to royalties on future relevant net sales. In the year to December 31, 2014 Shire’s share of R&D costs under this arrangement was $1.7 million, which was expensed to R&D.

Shire and ArmaGen are conducting the collaboration through a joint steering committee. As part of the agreement, ArmaGen is responsible for conducting and completing the Phase 1/2 study, after which point Shire will be responsible for further clinical development, including Phase 3 trials, and commercialization.

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

In the year to December 31, 2014 Shire paid success milestones and other support costs of $nil (2013: $1.5 million; 2012: $3.0 million) and $0.4 million (2013: $4.5 million; 2012: $8.1 million) to Santaris respectively, which were expensed to R&D. In 2014 all existing research projects were terminated either as a result of technical failure or portfolio prioritization. Unless new target indications are nominated, Shire currently has no obligations to pay Santaris development and sales milestones, or royalties on net sales of product.

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

In the year to December 31, 2012 Shire made an up-front payment to Sangamo of $13.0 million, for technology access and R&D funding, which was expensed to R&D.

In the year to December 31, 2014 Shire paid success milestones and other support costs of $1.0 million (2013: $nil; 2012: $nil) and $22.6 million (2013: $15.2 million; 2012: $8.9 million) to Sangamo respectively,  which were expensed to R&D. Shire has remaining obligations to pay Sangamo research, regulatory, development and commercial milestone payments up to a maximum of $213.5 million for each current indication and to pay royalties on net sales of the product.

(d)	Commitments

(i)	Clinical testing

At December 31, 2014 the Company had committed to pay approximately $382 million (December 31, 2013: $346 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At December 31, 2014 the Company had committed to pay approximately $384 million (December 31, 2013: $109 million) in respect of contract manufacturing. The Company expects to pay $125 million of these commitments in 2015. The increase in contract manufacturing commitments arises principally from commitments with ViroPharma’s contract manufacturer of CINRYZE.

(iii)	Other purchasing commitments

At December 31, 2014 the Company had committed to pay approximately $265 million (December 31, 2013: $128 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $244 million of these commitments in 2015. The increase in other purchasing commitments arises principally from commitments with ViroPharma’s suppliers of blood plasma used in the manufacturing of CINRYZE.

(iv)	Investment commitments

At December 31, 2014 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $67 million (December 31, 2013: $14 million) which may all be payable in 2015, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities (“VIE”) of which Shire is not the primary beneficiary.

(v)	Capital commitments

At December 31, 2014 the Company had committed to spend $3 million (December 31, 2013: $12 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2014, provisions for litigation losses, insurance claims and other disputes totaled $16.9 million (December 31, 2013: $72.7 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Since filing suit against these ANDA filers, along with API suppliers Johnson Matthey Inc. and Johnson Matthey Pharmaceuticals Materials (collectively “Johnson Matthey”), Shire has been engaged in a consolidated patent infringement litigation in the US District Court for the District of New Jersey against the aforementioned parties (except Watson, who withdrew their ANDA).

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

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015. The previously scheduled trial date has been vacated, at present, there is no trial date.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. Watson Pharma, Inc. and Watson Laboratories, Inc. were subsequently added as defendants.  A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson appealed the trial court’s ruling to the Court of Appeals of the Federal Circuit (“CAFC”) and a hearing took place on December 2, 2013.  The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings.  Shire petitioned the Supreme Court for a writ of certiori which was granted on January 26, 2015.  The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v Sandoz.  No dates have been set for the remanded case at the CAFC.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A trial is scheduled during the court’s trial term beginning on August 3, 2015.

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

Lawsuit related to supply of ELAPRASE to certain patients in Brazil

On September 24, 2014 Shire’s Brazilian affiliate, Shire Farmaceutica Brasil Ltda, was served with a lawsuit brought by the State of Sao Paulo and in which the Brazilian Public Attorney’s office has intervened alleging that Shire is obligated to provide certain medical care including ELAPRASE for an indefinite period at no cost to patients who participated i+n ELAPRASE clinical trials in Brazil, and seeking recoupment to the Brazilian government for amounts paid for these patients to date, and moral damages associated with these claims.  Shire intends to defend itself against these allegations but is not able to predict the outcome or duration of this case

19.	Accumulated Other Comprehensive Income/ (loss)

The changes in accumulated other comprehensive income/ (loss), net of their related tax effects, in the year to December 31, 2014 are included below:

	Foreign currency translation adjustment	Unrealized holding gain on available-for-sale securities	Accumulated other comprehensive income/ (loss)
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other comprehensive (loss)/ income before reclassification	(136.1)	3.7	(132.4)
Gain transferred to the income statement (within Other income/(expense), net) on disposal of available-for-sale securities	-	(9.3)	(9.3)
Net current period other comprehensive loss	(136.1)	(5.6)	(141.7)

As at December 31, 2014	(25.7)	(5.8)	(31.5)

20.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is exposed to interest rate risk on its $2,100 million RCF, its $850 million 2013 Facilities Agreement and its $850 million 2015 Facilities Agreement, on which interest is at floating rates, to the extent any of these facilities are utilized. At December 31, 2014 the RCF was undrawn, and the Company had fully utilized the $850 million of 2013 Facilities Agreement. Shire’s exposure under its $850 million 2013 Facilities Agreement is to US dollar interest rates.

The Company has evaluated the interest rate risk on the RCF, the 2013 Facilities Agreement and the 2015 Facilities Agreement and considers the risks associated with floating interest rates on the instruments as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the 2013 Facilities Agreement at December 31, 2014 would increase or decrease interest expense by approximately $8.5 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is at floating rates. This exposure is primarily to US dollar, Pounds sterling, Euro and Canadian dollar interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2014 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

No derivative instruments were entered into during the year to December 31, 2014 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2014 there were three customers in the US that accounted for 47% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates.  As a result, in some countries outside of US, being Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”)  the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the year December 31, 2014, including receipts of $98 million and $143 million in respect of Spanish and Italian receivables, respectively.

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

Where significant exposures remain, the Company uses foreign exchange contracts (being spot, forward and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary. These assets and liabilities relate predominantly to inter-company financing. The foreign exchange contracts have not been designated as hedging instruments. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated cash flow statement, unless the derivative instruments are economically hedging specific investing or financing activities.

Translational foreign exchange exposure arises on the translation into US dollars of the financial statements of non-US dollar functional subsidiaries.

At December 31, 2014 the Company had 56 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at December 31, 2014 the potential effect of rights of set off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $4.2 million, resulting in net derivative assets and derivative liabilities of $8.4 million and $3.6 million, respectively. Further details are included below:

		Fair value	Fair value
		December 31,	December 31,
		2014	2013
		$’M	$’M
Assets	Prepaid expenses and other current assets	12.6	4.0
Liabilities	Other current liabilities	7.8	2.8

Net gains/(losses) (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains/(losses) recognized in income	Amount of net gains/(losses) recognized in income
In the year to		December 31,	December 31,	December 31,
		2014	2013	2012
		$’M	$’M	$’M
Foreign exchange contracts	Other income, net	8.0	(1.8)	6.2

These net foreign exchange gains/(losses) are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

21.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at December 31, 2014 and December 31, 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Carrying	Fair value
		value
			Total	Level 1	Level 2	Level 3
At December 31, 2014		$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)		13.1	13.1	13.1	-	-
Contingent consideration receivable (2)		15.9	15.9	-	-	15.9
Foreign exchange contracts		12.6	12.6	-	12.6	-

Financial liabilities:
Foreign exchange contracts		7.8	7.8	-	7.8	-
Contingent consideration payable(3)		629.9	629.9	-	-	629.9

			Total	Level 1	Level 2	Level 3
At December 31, 2013		$'M	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)		6.7	6.7	6.7	-	-
Contingent consideration receivable (2)		36.1	36.1	-	-	36.1
Foreign exchange contracts		4.0	4.0	-	4.0	-

Financial liabilities:
Foreign exchange contracts		2.8	2.8	-	2.8	-
Contingent consideration payable(3)	1	405.9	405.9	-	-	405.9

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2014	2013
	$'M	$'M

Balance at January 1,	36.1	38.3
Initial recognition of contingent consideration receivable	33.6	-
Loss recognized in the income statement (within discontinued operations) due to change in fair value during the period	(33.6)	-
(Loss)/gain recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	(2.9)	15.9
Reclassification of amounts to Other receivables within Other current assets	(20.2)	(19.5)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.9	1.4

Balance at December 31,	15.9	36.1

Contingent consideration payable
	2014	2013
	$'M	$'M

Balance at January 1,	405.9	136.4
Initial recognition of contingent consideration payable	226.7	451.4
Change in fair value during the period with the corresponding adjustment recognized as a loss in the income statement (within Integration and acquisition costs)	14.7	(159.1)
Reclassification of amounts to Other current liabilities	(15.1)	(13.9)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	2.7	(8.9)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	(5.0)	-

Balance at December 31,	629.9	405.9

Of the $629.9 million of contingent consideration payable as at December 31, 2014 $194.5 million is recorded within other current liabilities and $435.4 million is recorded within other non-current liabilities in the Company’s balance sheet.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At December 31, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration receivable ("CCR")	15.9	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 70%

			• Future forecast consideration	• $27 million to $70 million

			• Assumed market participant discount	• 9.3% to 11.5%

Financial liabilities:	Fair Value at the Measurement Date

At December 31, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration payable	629.9	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 4 to 95%

			• Assumed market participant discount rate	• 1.2 to 11.8%

			• Periods in which milestones are expected to be achieved	• 2015 to 2030

			• Forecast quarterly royalties payable on net sales of relevant products	• $0.2 to $7.6 million

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

Assets Measured At Fair Value on a Non-Recurring Basis in the period using Significant Unobservable Inputs (Level 3)

In the year to December 31, 2014 the Company reviewed its SHP602 IPR&D intangible asset for impairment and recognized an impairment charge of $166 million, recorded within R&D in the consolidated income statement, to write down this asset to fair value. The fair value was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, probabilities of the IPR&D intangible asset receiving regulatory approval, risk-adjusted forecast future cash flows to be generated by this asset and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows.

Fair Value at the Measurement Date

At December 31, 2014	Fair value	Valuation Technique	Significant unobservable Inputs	Rate/date used
$'M
SHP602 IPR&D intangible asset	$nil	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained	• 11 to 15%

			• Expected commercial launch date	• 2021

			• Assumed market participant discount rate	• 11.3%

In the year to December 31, 2014 the Company also recognized an impairment charge of $22 million, recorded within R&D in the consolidated income statement, to write down the SHP613 IPR&D intangible asset to a revised fair value of $nil following the decision to discontinue development of this program based on portfolio prioritization as well as unexpected challenges and complexities with the development program.

The carrying amounts of other financial assets and liabilities materially approximate to their fair value because of the short-term maturity of these amounts.

22.	Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2014, was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to make payments of dividends from its accumulated profits and other distributable reserves. At December 31, 2014, Shire plc’s distributable reserves were approximately $12.1 billion.

Treasury stock

The Company records the purchase of its own shares by the EBT and under the share buy-back program as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2014, the EBT held 0.7 million ordinary shares (2013: 2.4 million; 2012: 3.8 million) and 0.3 million ADSs (2013: 0.4 million; 2012: 1.1 million) and shares held under the share buy-back program were 9.0 million ordinary shares (2013: 9.8 million; 2012: 3.6 million). During the year to December 31, 2014 the Company did not purchase any shares either through the EBT or under any share buy-back program. In the year to December 31, 2013 a total of  4.2 million ordinary shares (2012: 4.5 million) and 0.8 million ADSs (2012: 0.9 million) had been purchased for total consideration of $243.8 million (2012: $205.8 million), including stamp duty and broker commission.

Share buy-back program

In 2012 the Company commenced a share buy-back program of up to $500 million through both direct purchases of ordinary shares and through the purchase of ordinary shares underlying ADRs. The purchases have been made through independent third parties who have made trading decisions independently of, and uninfluenced by, the Company. The independence of the third parties enabled the Company to purchase ordinary shares (including ordinary shares underlying ADRs) during close periods and other prohibited periods, should they arise. The amount, timing or prices of purchases varied based on market conditions and other factors. The shares purchased to date are held as treasury shares.

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

On November 11, 2013, contemporaneous with Shire’s announcement of its acquisition of ViroPharma, the Company’s share buy-back program was terminated. Since the inception of the share buy-back program the Company had purchased $300 million of ordinary shares and ordinary shares underlying ADRs.

Conversion of Shire’s 2.75% Convertible Bonds

On November 26, 2013, Shire issued an optional redemption notice under the Trust Deed dated May 9, 2007 to holders of the Company’s Bonds. Consequently, as of December 31, 2013, Bondholders had voluntarily converted the Bonds into 33,806,464 fully paid ordinary shares.

Income Access Share Arrangements

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

In the year ended December 31, 2014 Old Shire paid dividends totaling $112.8 million (2013: $91.1 million; 2012: $81.5 million) on the income access share to the Trustee in an amount equal to the dividend Shire ordinary shareholders would have received from Shire.

23.	Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	2014	2013	2012
	$’M	$’M	$’M
Income from continuing operations, net of taxes	3,282.8	1,419.6	805.7
Gain/(loss) from discontinued operations1	122.7	(754.5)	(60.3)

Numerator for basic earnings per share	3,405.5	665.1	745.4

Interest on convertible bonds, net of tax	-	28.3	31.3
Numerator for diluted earnings per share	3,405.5	693.4	776.7

Weighted average number of shares:
	Millions	Millions	Millions
Basic 1	586.7	552.0	555.4
Effect of dilutive shares:
Share-based awards to employees 2	4.6	4.8	4.6
Convertible bonds 2.75% due 2014 3	-	33.5	33.5

Diluted	591.3	590.3	593.5

1. Excludes shares purchased by the EBT and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.
3. At December 31, 2013, Bondholders had voluntarily converted $1,099,050,000 aggregate principal amount of the Bonds into 33,806,464 fully paid ordinary shares. The remaining outstanding Bonds in an aggregate principle amount of $950,000 were redeemed pursuant to the option redemption notice issued on November 26, 2013. The Company has calculated the impact of the Bonds on diluted EPS from January 1, 2013 to the actual date of conversion of the Bonds using the ‘if-converted’ method.

Year to December 31,	2014		2013		2012
Earnings per ordinary share - basic

Earnings from continuing operations	559.6	c	257.2	c	145.1	c

Gain/(loss) from discontinued operations	20.9	c	(136.7c	)	(10.9c	)

Earnings per ordinary share - basic	580.5	c	120.5	c	134.2	c

Earnings per ordinary share - diluted

Earnings from continuing operations	555.2	c	245.3	c	141.0	c

Gain/(loss) from discontinued operations	20.8	c	(127.8c	)	(10.1c	)

Earnings per ordinary share – diluted	576.0	c	117.5	c	130.9	c

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2014	2013	2012
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions
Share based awards to employees1	0.3	0.5	6.7

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

This segment is supported by several key functions: a Pipeline group, consisting of R&D and Corporate Development, which prioritizes its activities towards late-stage development programs across a variety of therapeutic areas, while focusing its pre-clinical development activities primarily in Rare Diseases; a Technical Operations group responsible for the Company’s global supply chain; and an In-line marketed products group focuses on commercialized products. The In-Line marketed products group has commercial units that focus exclusively on the commercial execution of its marketed products including in the areas of Rare Diseases, Neuroscience, and GI and Internal Medicine, and to support the development of our pipeline candidates, in Ophthalmics. This ensures that the Company provides innovative treatments, and services the needs of its customers and patients, as efficiently as possible. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

This single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

Geographic information

Revenues (based on the geographic location from which the sale originated):

	2014	2013	2012
Year to December 31,	$’M	$’M	$’M
Ireland	18.5	22.5	20.6
United Kingdom	201.4	206.7	207.0
North America	4,354.8	3,386.2	3,006.1
Rest of World	1,447.4	1,318.9	1,293.7
Total revenues	6,022.1	4,934.3	4,527.4

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on the geographic location within which the economic benefits arise:

	2014	2013
Year to December 31,	$’M	$’M
Ireland	3.1	5.8
United Kingdom	67.4	70.3
North America	750.4	802.9
Rest of World	23.3	13.8
Total	844.2	892.8

Material customers

In the periods set out below, certain customers accounted for greater than 10% of the Company’s product revenues:

	2014	2014	2013	2013	2012	2012
Year to December 31,	$’M	% product revenue	$’M	% product revenue	$’M	% product revenue
McKesson Corp.	1,021.0	18	902.9	19	835.9	20
Cardinal Health Inc.	979.9	17	853.7	18	1,035.7	24
AmerisourceBergen Corp	759.2	13	721.0	15	307.4	7

Amounts outstanding as at December 31, in respect of these material customers were as follows:

					2014	2013
December 31,					$’M	$’M
McKesson Corp.					179.4	161.3
Cardinal Health Inc.					164.5	149.5
AmerisourceBergen Corp					134.9	164.6

In the periods set out below, revenues by major product were as follows:

	2014	2013	2012
	$’M	$’M	$’M

VYVANSE	1,449.0	1,227.8	1,029.8
LIALDA/MEZAVANT	633.8	528.9	399.9
ELAPRASE	592.8	545.6	497.6
CINRYZE	503.0	-	-
REPLAGAL	500.4	467.9	497.5
ADDERALL XR	383.2	375.4	429.0
VPRIV	366.7	342.7	306.6
FIRAZYR	364.2	234.8	116.3
INTUNIV	327.2	334.9	287.8
PENTASA	289.7	280.6	265.8
FOSRENOL	183.0	183.4	172.0
XAGRID	108.5	99.4	97.2
Other product sales	128.9	136.1	153.4
Total product sales	5,830.4	4,757.5	4,252.9

25.	Receipt of break fee

On July 18, 2014, the Boards of AbbVie and Shire announced that they had agreed the terms of a recommended combination of Shire with AbbVie, subject to a number of conditions including approval by shareholders and regulators.

On the same date Shire and AbbVie entered into a co-operation agreement in connection with the recommended combination. On October 16, 2014, the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of a US Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition.  Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The Company entered into a termination agreement with AbbVie, pursuant to which AbbVie paid the break fee due under the cooperation agreement of approximately $1,635.4 million.  The Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and has not recognized a tax charge in the income statement in the current accounting period. However, this has not been agreed with the tax authorities.

26.	Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of each employee’s pay.

Company contributions to personal defined contribution pension plans totaled $49.8 million, $45.7 million and $46.4 million for the years to December 31, 2014, 2013 and 2012, respectively, and were charged to operations as they became payable.

27.	Taxation

The components of pre-tax income from continuing operations are as follows:

	2014	2013	2012
Year to December 31,	$’M	$’M	$’M
Republic of Ireland	1,472.0	(47.8)	(74.7)
UK	63.1	10.9	30.7
US	1,025.9	1,153.3	683.8
Other jurisdictions	775.2	577.2	368.0
	3,336.2	1,693.6	1,007.8

The provision for income taxes by location of the taxing jurisdiction for the years to December 31, 2014, 2013 and 2012 consisted of the following:

Year to December 31,
	2014	2013	2012
	$’M	$’M	$’M
Current income taxes:
US federal tax	291.8	274.3	230.0
US state and local taxes	25.3	17.9	11.3
Other	(290.9)	63.4	29.0

Total current taxes	26.2	355.6	270.3

Deferred taxes:
US federal tax	39.7	23.8	(63.8)
US state and local taxes	(2.9)	(8.3)	(6.5)
UK corporation tax	(3.0)	11.5	13.1
Other	(3.9)	(104.7)	(10.0)

Total deferred taxes	29.9	(77.7)	(67.2)

Total income taxes	56.1	277.9	203.1

The operating results associated with the DERMAGRAFT business have been classified as discontinued operations for all periods presented.

The Group has determined the amount of income tax expense or benefit allocable to continuing operations using the incremental approach in accordance with ASC 740-20-45-8. The amount of income tax attributed to discontinued operations is disclosed in Note 9.

The reconciliation of income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,
	2014	2013	2012
	$’M	$’M	$’M
Income from continuing operations before income taxes and equity in earnings of equity method investees	3,336.2	1,693.6	1,007.8

Statutory tax rate(1)	25.0%	25.0%	25.0%

Non-deductible items:
US R&D credit	(2.5%)	(4.5%)	(2.6%)
Effect of the convertible bond	-	0.5%	0.8%
Intra-group items(2)	(6.3%)	(9.2%)	(16.0%)
Recognition of foreign tax credits	-	-	(6.6%)
Other permanent items	0.7%	(0.7%)	0.8%
Other items:
Change in valuation allowance	0.8%	0.9%	3.4%
Impact of RESOLOR impairment	-	-	4.9%
Difference in taxation rates	3.4%	7.8%	7.6%
Change in provisions for uncertain tax positions	0.2%	3.8%	1.1%
Prior year adjustment	0.1%	(3.4%)	0.8%
Change in fair value of contingent consideration	0.3%	(3.6%)	-
Change in tax rates	0.5%	(0.2%)	0.8%
Receipt of break fee	(12.3%)	-	-
Settlement with Canadian revenue authorities	(7.0%)	-	-
Other	(1.2%)	-	0.1%

Provision for income taxes on continuing operations	1.7%	16.4%	20.1%

(1) In addition to being subject to the Irish corporation tax rate of 25%, in 2014 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (15%); France (33.3%); Germany (15%); Italy (27.5%); Luxembourg (21.0%); the Netherlands (25%); Belgium (33.99%); Spain (30%); Sweden (22%); Switzerland (8.5%); United Kingdom (21.5%) and the US (35%). The rates quoted represent the statutory federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

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

Provisions for uncertain tax positions

The Company files income tax returns in the Republic of Ireland, the US (both federal and state) and various other jurisdictions (see footnote (1) to the table above for major jurisdictions). With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods from 2008; these tax audits cover a range of issues, including transfer pricing and potential restrictions on the utilization of net operating losses.

While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however, an estimate of such an increase cannot be made.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	$’M	$’M	$’M
Balance at January 1	355.2	278.7	265.5
Increases based on tax positions related to the current year	20.3	56.8	20.5
Decreases based on tax positions taken in the current year	-	(0.5)	-
Increases for tax positions taken in prior years	64.2	34.5	0.4
Decreases for tax positions taken in prior years	(211.0)	(0.8)	(3.3)
Decreases resulting from settlements with the taxing authorities	(9.4)	-	(10.6)
Decreases as a result of expiration of the statute of limitations	(0.6)	(0.6)	(0.3)
Foreign currency translation adjustments(1)	(10.9)	(12.9)	6.5

Balance at December 31(2)	207.8	355.2	278.7

(1) Recognized within Other Comprehensive Income
(2) Approximately $181 million (2013: $355 million, 2012: $278 million) of which would affect the effective tax rate if recognized

Decreases for tax positions taken in prior years are primarily driven by the settlement with the Canadian revenue authorities. During the year, the Company received assessments from the Canadian revenue authorities which agreed with original positions adopted by the Company in its Canadian tax returns for the period 1999-2004.The Company received repayments from the Canadian revenue authorities totaling $417 million. Following receipt of the assessments the Company recorded a net credit to income taxes of $235 million which includes the release of provisions for uncertain tax positions including interest and penalties of $289.4 million partially offset by associated foreign tax credits.

The Company considers it reasonably possible that certain audits currently being conducted will be concluded in the next 12 months, and as a result the total amount of unrecognized tax benefits recorded at December 31, 2014 could decrease by up to approximately $25 million. As at the balance sheet date, the Company believes that its reserves for uncertain tax positions are adequate to cover the resolution of these audits. However, the resolution of these audits could have a significant impact on the financial statements if the settlement differs from the amount reserved.

The Company recognizes interest and penalties accrued related to unrecognized tax positions within income taxes. During the year ended December 31, 2014 the Company recognized a net credit to income taxes of $103.1 million and in the years ended December 31, 2013 and 2012 a charge of $0.4 million and $5.1 million, respectively with respect to interest and penalties and the Company had a liability of $25.8 million, $112.2 million and $119.6 million for the payment of interest and penalties accrued at December 31, 2014, 2013 and 2012, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2014	2013
	$’M	$’M
Deferred tax assets:
Deferred revenue	3.2	5.2
Inventory & warranty provisions	28.8	48.6
Losses carried forward (including tax credits)1	686.3	500.6
Provisions for sales deductions and doubtful accounts	166.7	151.8
Intangible assets	5.8	10.7
Share-based compensation	29.5	25.5
Excess of tax value over book value of assets	13.4	22.1
Accruals and provisions	51.5	55.1
Other	14.0	2.6

Gross deferred tax assets	999.2	822.2
Less: valuation allowance	(324.7)	(282.4)
	674.5	539.8
Deferred tax liabilities:
Intangible assets	(1,196.5)	(586.8)
Excess of book value over tax value of assets and investments	(231.8)	(56.9)

Net deferred tax liabilities	(753.8)	(103.9)

Balance sheet classifications:
Deferred tax assets - current	344.7	315.6
Deferred tax assets - non-current	112.1	141.1
Deferred tax liabilities - non-current	(1,210.6)	(560.6)
	(753.8)	(103.9)

1.
Excluding $24.6 million of deferred tax assets at December 31, 2014 (2013: $15.0 million), related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

At December 31, 2014, the Company had a valuation allowance of $324.7 million (2013: $282.4 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Ireland (2014: $75.2 million; 2013: $78.8 million); the US (2014: $77.5 million; 2013: $60.9 million); Germany (2014: $27.5 million; 2013: $30.8 million); and other foreign tax jurisdictions (2014: $144.5 million; 2013: $111.9 million).

Management is required to exercise judgement in determining whether deferred tax assets will more likely than not be realized. A valuation allowance is established where there is an expectation that on the balance of probabilities management considers it is more likely than not that the relevant deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs all available positive and negative evidence including cumulative losses in recent years, projection of future taxable income, carry-forward and carry back potential under relevant tax law, expiration period of tax attributes, taxable temporary differences, and prudent and feasible tax-planning strategies.

The net increase in valuation allowances of $42.3 million is principally due to increases of losses and other temporary differences in European jurisdictions where management consider that there is insufficient positive evidence in respect of the factors described above to overcome cumulative losses and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full.

At December 31, 2014, based upon a consideration of the factors described above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in the future periods.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2014	2013
	$’M	$’M
US federal tax	38.7	32.2
US state tax	82.8	61.5
UK	4.0	6.7
Republic of Ireland	75.2	78.8
Foreign tax jurisdictions	347.8	273.1
R&D and other tax credits	137.8	48.3

The approximate gross value of NOLs and capital losses at December 31, 2014 is $3,313.0 million (2013: $2,583.7 million). The tax-effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
2014
$’M
Within 1 year	1.0
Within 1 to 2 years	0.8
Within 2 to 3 years	3.4
Within 3 to 4 years	10.3
Within 4 to 5 years	42.1
Within 5 to 6 years	20.1
After 6 years	244.0
Indefinitely	364.6

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. At December 31, 2014, that excess totalled approximately $8.1 billion. The determination of additional deferred taxes is not practicable and is not provided.

28.	Related parties

Shire considers that ArmaGen is a related party by virtue of a combination of Shire’s 18% equity stake in ArmaGen and the worldwide licensing and collaboration agreement between the two parties to develop and commercialize AGT-182 (see Note 18 for details). In the year to December 31, 2014, Shire paid $15 million in cash to ArmaGen in exchange for an equity stake in ArmaGen and the license to develop and commercialize AGT-182. In addition, Shire’s share of R&D costs under the collaboration arrangement during 2014 was $1.7million, recorded within R&D expense in the consolidated income statement, of which $1.0 million was accrued as at December 31, 2014.

29.	Share-based compensation plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of income:

	2014	2013	2012
	$’M	$’M	$’M
Cost of product sales	8.5	4.4	6.3
Research and development	22.2	22.8	25.8
Selling, general and administrative	35.9	46.9	55.0
Reorganization costs	30.4	3.3	-

Total	97.0	77.4	87.1
Less tax	(23.8)	(18.1)	(23.8)
	73.2	59.3	63.3

There were no capitalized share-based compensation costs at December 31, 2014 and 2013.

At December 31, 2014, $83.1 million (2013: $97.0 million, 2012: $102.3 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of 3 years.

At December 31, 2014, $71.2 million (2013: $90.3 million, 2012: $74.6 million) of total unrecognized compensation cost relating to non-vested in the money awards (based on the average share price during the year) is expected to be recognized over a weighted average period of 1.9 years (2013: 1.7 years, 2012: 1.7 years).

On May 2, 2013, the Company initiated the reorganization of its business to integrate the three divisions into a simplified One Shire organization (see Note 5 for details). As a result of this reorganization the Company modified the terms of certain of its equity awards to employees and directors impacted by the One Shire reorganization. Included in the stock compensation expense for the year to December 31, 2014, is $30.4 million (2013: $3.3 million, 2012: $nil) of incremental stock compensation costs related to the modification of awards granted to those individuals impacted by the One Shire reorganization.

Share-based compensation plans

The Company grants stock-settled share appreciation rights (“SARs”) and performance share awards over ordinary shares and ADSs to Executive Directors and employees under the Shire Portfolio Share Plan (Parts A and B). The SARs and PSAs granted under the Shire Portfolio Share Plan (Parts A & B) to Executive Directors are exercisable subject to performance and service criteria.

The principal terms and conditions of SARs and PSAs are as follows: (i) the contractual life of SARs is seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting, and (iii) awards granted to Executive Directors contain performance conditions based on growth in adjusted return on invested capital (“Adjusted ROIC”) and Non-GAAP earnings before interest, taxation, depreciation and amortization (“Non-GAAP EBITDA”).

The Company also operates an Employee Share Purchase Plan and a Sharesave Scheme.

The following awards were outstanding as at December 31, 2014:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period
Portfolio Share Plan - Part A	SARs	7,516,060	5 to 7 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only

Sharesave Scheme	Stock options	108,479	6 months after vesting	3 or 5 years

Stock Purchase Plan	Stock options	120,977	On vesting date	1 to 5 years

Legacy Plans	Stock options	11,000	7 to 10 years	3 to 10 years, subject to market or performance criteria

Stock-settled SARs and stock options		7,756,516

Portfolio Share Plan - Part B	Performance share awards	2,166,181	3 years	3 years cliff or graded vesting, subject to market or performance criteria for Executive Directors only

Performance share awards		2,166,181

* Number of awards are stated in terms of ordinary share equivalents.

Stock-settled SARs and stock options

(a)	Portfolio Share Plan – Part A

Stock-settled share appreciation rights granted under the Portfolio Share Plan – Part A are exercisable subject to performance and service criteria.

In respect of any award made to Executive Directors performance criteria are based on Non-GAAP EBITDA and Adjusted ROIC targets. These performance measures provide increased alignment to the core activities and strategy of the Company.

Awards granted to employees below Executive Director level are not subject to performance conditions and are only subject to service conditions.

Once awards have vested, participants will have until the seventh anniversary of the date of grant to exercise their awards.

(b)	Shire Sharesave Scheme (“Sharesave Scheme”)

Options granted under the Sharesave Scheme are granted with an exercise price equal to 80% and 75% of the mid-market price on the day before invitations are issued to UK and Ireland employees, respectively. Employees may enter into three or five year savings contracts. No performance conditions apply.

(c)	Shire Employee Stock Purchase Plan (“Stock Purchase Plan”)

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

(d)	Legacy plans – principally the Shire 2000 Executive Share Option Scheme

Options granted under this scheme were subject to certain performance criteria, which were based on the Company’s share price or diluted EPS growth compared to a fixed growth rate. At December 31, 2014 all stock options outstanding under this scheme had met the required conditions and were exercisable.

A summary of the status of the Company’s SARs and stock options as at December 31, 2014 and of the related transactions during the period then ended is presented below:

	Weighted average exercise price
Year to December 31, 2014	£	Number of	Intrinsic value
		shares*	£’ M
Outstanding as at beginning of period	18.88	15,029,182
Granted	35.38	1,762,767
Exercised	36.77	(7,393,055)
Forfeited	23.15	(1,642,378)
Outstanding as at end of period	33.27	7,756,516	93.5
Exercisable as at end of period	25.51	1,940,522	38.5

* Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2014 was £6.19 (2013: £3.37; 2012: £4.35).

SARs and stock options outstanding as at December 31, 2014 have the following characteristics:

Number of awards outstanding*	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£

182,252	3.38-14.00	2.1	13.56	180,754	13.21
5,851,309	14.01-28.00	4.6	20.14	1,723,401	19.02
1,722,955	28.01-53.87	5.4	30.60	36,367	33.31
7,756,516				1,940,522

* Number of awards are stated in terms of ordinary share equivalents

Performance shares

Portfolio Share Plan – Part B

Performance share awards granted to Executive Directors under the Portfolio Share Plan – Part B are exercisable subject to certain market, performance and service criteria.

In respect of any award granted to Executive Directors, the performance criteria are based on Non-GAAP EBITDA and Adjusted ROIC targets.

Awards granted to employees below Executive Director level are not subject to performance conditions and are only subject to service conditions.

A summary of the status of the Company’s performance share awards as at December 31, 2014 and of the related transactions during the period then ended is presented below:

Performance share awards	Number of shares*	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	2,701,299
Granted	1,260,282
Exercised	(1,324,169)
Forfeited	(471,231)

Outstanding as at end of period	2,166,181	98.2	5.5

Exercisable as at end of period	-	N/A	N/A

* Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of performance share awards granted in the year to December 31, 2014 is £35.11 (2013:£19.71; 2012: £21.56).

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2014, 2013 and 2012 were $200.8 million, $298.3 million and $224.1 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2014, 2013 and 2012 was approximately $17.4 million, $17.2 million and $16.2 million, respectively. In connection with these exercises, the tax benefit credited to additional paid-in capital for the years to December 31, 2014, 2013 and 2012 was $39.6 million, $11.9 million and $40.1 million respectively.

The Company will settle future employee share award exercises with either newly listed common shares or with shares held in the EBT. The number of shares to be purchased by the EBT during 2014 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2014 the EBT held 0.7 million ordinary shares and 0.3 million ADSs.

Valuation methodologies

The Company estimates the fair value of its share-based awards using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share–based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s share price, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under guidance issued by the FASB on share-based payment transactions.

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2014	2013	2012
Risk-free interest rate1	0.3-1.8%	0.1-0.9%	0.2-1%
Expected dividend yield	0.2-0.4%	0.4-0.6%	0-0.6%
Expected life	1-4 years	1-4 years	1-4 years
Volatility	23-27%	23-26%	24-32%
Forfeiture rate	5-7%	5-9%	5-7%

(1)    Risk-free interest rate is for UK and US grants

The following assumptions were used to value share-based awards:

•
risk-free interest rate – for awards granted over ADSs, the US Federal Reserve treasury constant maturities rate with a term consistent with the expected life of the award is used. For awards granted over ordinary shares, the yield on UK government bonds with a term consistent with the expected life of the award is used;

•	expected dividend yield – measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	expected life – estimated based on the contractual term of the awards and the effects of employees’ expected exercise and post-vesting employment termination behaviour;

•	expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award; and

•	the forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

Quarterly results of operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2014 and 2013:

2014	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	1,346.8		1,502.1		1,597.1		1,576.1
Cost of product sales	229.5		277.0		254.3		218.5
Income from continuing operations, net of taxes	253.1		528.3		515.8		1,985.6
Gain/(loss) from discontinued operations, net of taxes	(22.7)		(5.2)		(36.1)		186.7
Net income	230.4		523.1		479.7		2,172.3

Earnings per ordinary share - basic
Earnings from continuing operations	43.3	c	90.1	c	87.8	c	338.3	c
Gain/(loss) from discontinued operations	(3.9c	)	(0.9c	)	(6.1c	)	31.8	c

Earnings per share - basic	39.4	c	89.2	c	81.7	c	370.1	c

Earnings per ordinary share - diluted
Earnings from continuing operations	43.0	c	89.5	c	87.0	c	335.7	c
Gain/(loss) from discontinued operations	(3.9c	)	(0.9c	)	(6.1c	)	31.6	c

Earnings per share - diluted	39.1	c	88.6	c	80.9	c	367.3	c

2013	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	1,143.4		1,252.2		1,212.7		1,326.0
Cost of product sales	147.4		164.3		180.5		178.6
Income from continuing operations, net of taxes	281.0		290.9		301.1		546.6
Loss from discontinued operations, net of taxes	(216.2)		(32.8)		(22.9)		(482.6)
Net income	64.8		258.1		278.2		64.0

Earnings per ordinary share - basic
Earnings from continuing operations	51.0	c	52.9	c	54.9	c	98.0	c
Loss from discontinued operations	(39.3c	)	(6.0c	)	(4.2c	)	(86.5c	)

Earnings per share - basic	11.7	c	46.9	c	50.7	c	11.5	c

Earnings per ordinary share - diluted
Earnings from continuing operations	49.0	c	50.9	c	52.7	c	93.4	c
Loss from discontinued operations	(36.7c	)	(5.6c	)	(3.9c	)	(81.7c	)

Earnings per share - diluted	12.3	c	45.3	c	48.8	c	11.7	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equiniti Trust (Jersey) Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as at December 31, 2014 and 2013 and the related statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such separate opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Shire Income Access Share Trust at December 31, 2014 and 2013, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

DELOITTE LLP
London, United Kingdom

February 24, 2015

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

	Notes	December 31, 2014	December 31, 2013
		$’M	$’M
ASSETS

Total assets		-	-
LIABILITIES AND EQUITY

Total liabilities		-	-
Equity:
Total equity		-	-
Total liabilities and equity		-	-

The notes on pages F-72 to F-73 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF INCOME

		Year to	Year to	Year to
	Notes	December 31, 2014	December 31, 2013	December 31, 2012
		$’M	$’M	$’M
Dividend income		112.8	91.1	81.5
Net income		112.8	91.1	81.5

The notes on page F-72 to F-73 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

	Capital account	Revenue account	Total equity
	$’M	$’M	$’M
At December 31, 2011	-	-	-

Net income for the year	-	81.5	81.5

Distributions made	-	(81.5)	(81.5)
As at December 31, 2012	-	-	-

Net income for the year	-	91.1	91.1

Distributions made	-	(91.1)	(91.1)
As at December 31, 2013	-	-	-

Net income for the year	-	112.8	112.8

Distributions made	-	(112.8)	(112.8)
As at December 31, 2014	-	-	-

The notes on page F-72 to F-73 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

		Year to	Year to	Year to
	Notes	December 31, 2014	December 31, 2013	December 31, 2012
		$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:	1

Net income		112.8	91.1	81.5
Net cash provided from operating activities(A)		112.8	91.1	81.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities(B)		-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions made		(112.8)	(91.1)	(81.5)
Net cash used in financing activities(C)		(112.8)	(91.1)	(81.5)
Net increase in cash and cash equivalents (A+B+C)		-	-	-
Cash and cash equivalents at beginning of period		-	-	-
Cash and cash equivalents at end of period		-	-	-

The notes on page F-72 to F-73 are an integral part of these financial statements.

NOTES TO THE SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

(a)	The Trust

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

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2014. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by checks. To the extent that checks expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)	Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II – Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2014 :
Accrued rebates – Medicaid and HMOs	806.5	1,877.7	(1,802.1)	882.1
Sales returns reserve	97.9	60.1	(26.3)	131.7
Accrued coupons	20.7	98.9	(99.5)	20.1
	925.1	2,036.7	(1,927.9)	1,033.9

2013 :
Accrued rebates – Medicaid and HMOs	640.5	1,626.6	(1,460.6)	806.5
Sales returns reserve	90.5	34.5	(27.1)	97.9
Accrued coupons	8.0	107.4	(94.7)	20.7
	739.0	1,768.5	(1,582.4)	925.1

2012 :
Accrued rebates – Medicaid and HMOs	612.6	1,228.0	(1,200.1)	640.5
Sales returns reserve	88.8	40.8	(39.1)	90.5
Accrued coupons	8.1	71.7	(71.8)	8.0
	709.5	1,340.5	(1,311.0)	739.0

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
Date: February 24, 2015
By: /s/ Flemming Ornskov
Flemming Ornskov, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan Kilsby SUSAN KILSBY	Non-Executive Chairman	February 24, 2015

/s/ Dr. Flemming Ornskov FLEMMING ORNSKOV	Chief Executive Officer (Principal Executive Officer) and Executive Director	February 24, 2015

/s/ Jeffrey Poulton JEFFREY POULTON	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2015

/s/ David Kappler DAVID KAPPLER	Non-Executive Director	February 24, 2015

/s/ Dominic Blakemore DOMINIC BLAKEMORE	Non-Executive Director	February 24, 2015

/s/ William Burns WILLIAM BURNS	Non-Executive Director	February 24, 2015

/s/ Dr. Steven Gillis STEVEN GILLIS	Non-Executive Director	February 24, 2015

/s/ Dr. David Ginsburg DAVID GINSBURG	Non-Executive Director	February 24, 2015

/s/ Anne Minto ANNE MINTO	Non-Executive Director	February 24, 2015

/s/ David Stout DAVID STOUT	Non-Executive Director	February 24, 2015