Form 10-Q
period 2015-03-31
Shire plc
filed 2015-05-05
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2015

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

As at April 24, 2015 the number of outstanding ordinary shares of the Registrant was 600,292,756.

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

•
the failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for Shire’s products may affect future revenues, financial condition and results of operations;

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

•
the actions of certain customers could affect Shire’s ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect Shire’s revenues, financial condition or results of operations;

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

ADDERALL XR® (mixed salts of a single entity amphetamine)
AGRYLIN® (anagrelide hydrochloride)
BUCCOLAM® (midazolam hydrochloride oromucosal solution)
CALCICHEW® (trademark of Takeda Nycomed AS
CARBATROL® (carbamazepine extended-release capsules)
CEREZYME® (trademark of Genzyme)
CINRYZE® (C1 esterase inhibitor [human])
DAYTRANA® (trademark of Noven Pharmaceutical Inc. (“Noven”))
DERMAGRAFT® (trademark of Organogenesis Inc. (“Organogenesis”))
ELAPRASE® (idursulfase)
ELVANSE® (lisdexamfetamine dimesylate)
ELVANSE ADULT® (lisdexamfetamine dimesylate)
ELVANSE VUXEN® (lisdexamfetamine dimesylate)
ESTRACE® (trademark of Trimel Pharmaceuticals Inc.)
EQUASYM® (methylphenidate hydrochloride)
EQUASYM XL® (methylphenidate hydrochloride)
FIRAZYR® (icatibant)
FOSRENOL® (lanthanum carbonate)
GATTEX® (teduglutide [rDNA origin])
INTUNIV® (guanfacine extended release)
LIALDA® (trademark of Nogra International Limited)
MEZAVANT® (trademark of Giuliani International Limited)
MIMPARA® (cinacalcet HCl)
NATPAR® (parathyroid hormone)
NATPARA® (parathyroid hormone (rDNA))
PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))
PLENADREN® (hydrocortisone, modified release tablet)
PREMIPLEX® (IGF-I/IGFBP-3)
REGPARA® (cinacalcet HCl)
REPLAGAL® (agalsidase alfa)
RESOLOR® (prucalopride)
REVESTIVE® (teduglutide)
SENSIPAR® (cinacalcet HCl)
TYVENSE® (lisdexamfetamine dimesylate)
VASCUGEL® (allogeneic aortic endothelial cells cultured in a porcine gelatin matrix [Gelfoam®] with cytokines, implanted)
VANCOCIN® (trademark of ANI Pharmaceuticals Inc.)
VENVANSE® (lisdexamfetamine dimesylate)
VPRIV® (velaglucerase alfa)
VYVANSE® (lisdexamfetamine dimesylate)
XAGRID® (anagrelide hydrochloride)
ZEFFIX® (trademark of GSK)
3TC® (trademark of GSK)

SHIRE PLC
Form 10-Q for the three months to March 31, 2015

PART I: FINANCIAL INFORMATION
ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2015	2014
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		74.3	2,982.4
Restricted cash		68.9	54.6
Accounts receivable, net	5	1,116.3	1,035.1
Inventories	6	588.7	544.8
Deferred tax asset		461.8	344.7
Prepaid expenses and other current assets	8	216.6	221.5

Total current assets		2,526.6	5,183.1

Non-current assets:
Investments		45.7	43.7
Property, plant and equipment, net (“PP&E”)		821.9	837.5
Goodwill	9	4,178.7	2,474.9
Other intangible assets, net	10	9,980.0	4,934.4
Deferred tax asset		102.7	112.1
Other non-current assets		22.7	46.4

Total assets		17,678.3	13,632.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	1,991.6	1,909.4
Short-term borrowings	13	2,570.2	850.0
Other current liabilities	12	303.2	262.5

Total current liabilities		4,865.0	3,021.9

Non-current liabilities:
Long-term borrowings	13	78.7	-
Deferred tax liability		2,909.9	1,210.6
Other non-current liabilities	14	844.0	736.7

Total liabilities		8,697.6	4,969.2

Commitments and contingencies	15	-	-

SHIRE PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		March 31,	December 31,
		2015	2014
	Notes	$’M	$’M

Equity:

Common stock of 5p par value; 1,000 million shares authorized; and 600.2 million shares issued and outstanding (2014: 1,000 million shares authorized; and 599.1 million shares issued and outstanding)		58.9	58.7
Additional paid-in capital		4,373.2	4,338.0
Treasury stock: 10.0 million shares (2014: 10.6 million shares)		(330.1)	(345.9)
Accumulated other comprehensive loss	16	(160.3)	(31.5)
Retained earnings		5,039.0	4,643.6

Total equity		8,980.7	8,662.9

Total liabilities and equity		17,678.3	13,632.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
		3 months to	3 months to
		March 31,	March 31,
		2015	2014
	Notes	$’M	$’M
Revenues:
Product sales		1,423.2	1,308.1
Royalties		62.8	32.3
Other revenues		2.4	6.4

Total revenues		1,488.4	1,346.8

Costs and expenses:
Cost of product sales		227.8	229.5
Research and development(1)		193.7	360.5
Selling, general and administrative(1)		506.6	430.3
Gain on sale of product rights		(5.2)	(36.4)
Reorganization costs	3	15.2	49.4
Integration and acquisition costs	4	75.7	6.6

Total operating expenses		1,013.8	1,039.9

Operating income from continuing operations		474.6	306.9

Interest income		2.0	0.5
Interest expense		(9.6)	(7.8)
Other income, net		4.3	4.7

Total other expense, net		(3.3)	(2.6)

Income from continuing operations before income taxes and equity in losses of equity method investees		471.3	304.3
Income taxes		(57.4)	(50.6)

Equity in losses of equity method investees, net of taxes		(1.0)	(0.6)

Income from continuing operations, net of taxes		412.9	253.1
Loss from discontinued operations, net of taxes1	7	(2.5)	(22.7)

Net income		410.4	230.4

(1)
Research and development (“R&D”) includes intangible asset impairment charges of $nil for the three months to March 31, 2015 (2014: $166.0 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $88.3 million for the three months to March 31, 2015 (2014: $57.8 million).

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to	3 months to
		March 31,	March 31,
	Notes	2015	2014
Earnings per ordinary share - basic

Earnings from continuing operations		70.1c	43.3c
Loss from discontinued operations	1	(0.4c)	(3.9c)

Earnings per ordinary share - basic		69.7c	39.4c

Earnings per ordinary share - diluted

Earnings from continuing operations		69.7c	43.0c
Loss from discontinued operations	1	(0.4c)	(3.9c)

Earnings per ordinary share - diluted		69.3c	39.1c

Weighted average number of shares (millions):
Basic	19	589.1	584.3
Diluted	19	592.7	588.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
 UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to
	March 31,	March 31,
	2015	2014
	$’M	$’M
Net income	410.4	230.4
Other comprehensive income:
Foreign currency translation adjustments	(129.5)	(1.7)
Unrealized holding gain on available-for-sale securities (net of taxes of $nil and $2.5 million)	0.7	4.3

Comprehensive income	281.6	233.0

The components of accumulated other comprehensive income as at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
	$’M	$’M
Foreign currency translation adjustments	(155.2)	(25.7)
Unrealized holding loss on available-for-sale securities, net of taxes	(5.1)	(5.8)

Accumulated other comprehensive loss	(160.3)	(31.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions of US dollars except share data)

	Shire plc shareholders’ equity
	Common stock Number of shares M’s	Common stock $’M	Additional paid-in capital $’M	Treasury stock $’M	Accumulated other comprehensive loss $’M	Retained earnings $’M	Total equity $’M
As at January 1, 2015	599.1	58.7	4,338.0	(345.9)	(31.5)	4,643.6	8,662.9
Net income	-	-	-	-	-	410.4	410.4
Other comprehensive loss, net of tax	-	-	-	-	(128.8)	-	(128.8)
Options exercised	1.1	0.2	-	-	-	-	0.2

Share-based compensation	-	-	15.3	-	-	-	15.3

Tax benefit associated with exercise of stock options	-	-	19.9	-	-	-	19.9

Shares released by employee benefit trust to satisfy exercise of stock options	-	-	-	15.8	-	(15.0)	0.8

As at March 31, 2015	600.2	58.9	4,373.2	(330.1)	(160.3)	5,039.0	8,980.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

3 months to March 31,	2015	2014
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	410.4	230.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120.6	94.6
Share-based compensation	15.3	26.2
Change in fair value of contingent consideration	2.4	(59.2)
Unwind of inventory fair value step-ups	11.2	38.8
Impairment of IPR&D intangible assets	-	166.0
Impairment of PP&E1	-	12.1
Gain on sale of product rights	(5.2)	(36.4)
Other, net	1.1	(0.3)
Movement in deferred taxes	16.6	18.5
Equity in losses of equity method investees	1.0	0.6

Changes in operating assets and liabilities:
Increase in accounts receivable	(85.1)	(77.3)
(Decrease)/increase in sales deduction accruals	(24.6)	70.8
Increase in inventory	(22.0)	(18.6)
Decrease/(increase) in prepayments and other assets	42.4	(74.6)
Increase/(decrease) in accounts and notes payable and other liabilities	77.5	(145.5)

Net cash provided by operating activities (A)	561.6	246.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(14.5)	(10.1)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(5,199.7)	(3,764.4)
Purchases of non-current investments and PP&E	(22.3)	(15.6)
Proceeds from short-term investments	54.5	46.8
Proceeds received on sale of product rights	3.9	48.0
Proceeds from disposal of non-current investments and PP&E	0.9	8.0
Other, net	-	(2.9)

Net cash used in investing activities (B)	(5,177.2)	(3,690.2)

SHIRE PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

3 months to March 31,	2015	2014
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long-term and short-term borrowings	2,230.0	2,170.0
Repayment of revolving line of credit	(535.2)	(650.2)
Repayment of debt acquired with ViroPharma Inc. (“ViroPharma”)	-	(533.9)
Proceeds from ViroPharma call options	-	346.7
Excess tax benefit associated with exercise of stock options	19.9	20.5
Contingent consideration payments	(2.4)	(7.8)
Other, net	(3.2)	0.2

Net cash provided by financing activities(C)	1,709.1	1,345.5

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(1.6)	(1.7)

Net decrease in cash and cash equivalents(A+B+C+D)	(2,908.1)	(2,100.3)
Cash and cash equivalents at beginning of period	2,982.4	2,239.4

Cash and cash equivalents at end of period	74.3	139.1

Supplemental information associated with continuing
operations:

3 months to March 31,	2015	2014
	$’M	$’M

Interest paid	(5.0)	(2.6)
Income taxes repaid/(paid), net	48.8	(82.6)

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

The balance sheet as at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by US GAAP.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year to December 31, 2014.

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

Shire adopted this guidance in the period, which will be effective for discontinued operations occurring after January 1, 2015. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2015 the FASB proposed to defer the effective date of the guidance by one year. Based on this proposal, public entities would need to apply the new guidance for annual reporting periods beginning after December 15, 2017, and interim periods therein. The Company is currently evaluating the impact of adopting this guidance.

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (“VIEs”) Guidance in Topic 810, Consolidation

In June 2014 the FASB issued guidance on the reporting requirements for development stage entities. The amendments in this update simplify the existing guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also eliminate an exception provided with respect to development stage entities in Topic 810, Consolidation, for determining whether an entity is a VIE on the basis of the amount of equity that is at risk. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The guidance to eliminate the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of both of these amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this guidance.

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

Amendments to the Consolidation Analysis

In February 2015 the FASB issued guidance to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. Financial statement users asserted that in certain situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this guidance rescind that deferral and address those concerns by making changes to the consolidation guidance.

Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate a VIE in certain instances. The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary.

The amendments are effective for public business entities for fiscal years, and for interim periods therein, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

Simplifying the Presentation of Debt Issuance Costs

In April 2015 the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods therein.

Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

2.    Business combinations

Acquisition of NPS Pharmaceuticals Inc. (“NPS Pharma”)

On February 21, 2015 Shire completed its acquisition of 100% of the outstanding share capital of NPS Pharma. The acquisition-date fair value of cash consideration paid on closing was $5,218 million.

The acquisition of NPS Pharma added GATTEX/REVESTIVE, approved in the US and EU for the treatment of adults with short bowel syndrome (“SBS”), a rare and potentially fatal gastrointestinal disorder and NATPARA/NATPAR approved in the US for the treatment of hypoparathyroidism (“HPT”), a rare endocrine disease, to Shire’s portfolio of currently marketed products.

The acquisition of NPS Pharma has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from NPS Pharma have been recorded at their preliminary fair values at the date of acquisition, being February 21, 2015. The Company’s consolidated financial statements include the results of NPS Pharma from February 21, 2015.

The amount of NPS Pharma’s post-acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the three months to March 31, 2015 were $26.2 million and $51.2 million respectively. The pre-tax loss includes charges on the unwind of inventory fair value adjustments of $9.9 million, intangible asset amortization of $30.1 million and integration costs of $17.4 million.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed is outlined below:

Preliminary
Fair value
$’M

ASSETS
Current assets:
Cash and cash equivalents	41.6
Short-term investments	67.0
Accounts receivable	31.7
Inventories	51.1
Deferred tax assets	151.5
Other current assets	10.1

Total current assets	353.0

Non-current assets:
PPE	4.2
Goodwill	1,691.6
Other intangible assets
- currently marketed products	4,670.0
- royalty rights (categorized as "Other amortized intangible assets")	353.0

Total assets	7,071.8

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	72.5
Short-term debt	27.4

Non-current liabilities:
Long-term debt, less current portion	78.9
Deferred tax liabilities	1,671.0
Other non-current liabilities	4.2

Total liabilities	1,854.0

Fair value of identifiable assets acquired and liabilities assumed	5,217.8

Consideration
Cash consideration paid	5,217.8

The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. In particular the fair values of inventories, intangible assets, assumed non-recourse debt obligations and current and deferred taxes are preliminary pending receipt of the final valuations for those items. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $4,670.0 million relate to intellectual property rights acquired for NPS Pharma’s currently marketed products, primarily attributed to NATPARA/NATPAR, and GATTEX/REVESTIVE. The fair value of the currently marketed products is preliminary and has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

The estimated useful lives of the NATPARA/NATPAR and GATTEX/REVESTIVE intangible assets are 24 years, with amortization being recorded on a straight-line basis.

(b) Other intangible assets – Royalty rights

Other intangibles totaling $353.0 million relate to the royalty rights arising from the collaboration agreements with Amgen, Janssen and Kyowa Hakko Kirin. Amgen markets cinacalcet HCl as Sensipar in the US and as Mimpara in the EU; Janssen Pharmaceuticals markets tapentadol as Nucynta in the US; and Kyowa Hakko Kirin markets cinacalcet HCI as Regpara in Japan, Hong Kong, Malaysia, Macau, Singapore, and Taiwan. NPS Pharma is entitled to royalties from the relevant net sales of these products.

The fair value of these royalty rights is preliminary and has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each royalty right.

The estimated useful lives of these royalty rights range from 4 to 5 years (weighted average 4 years), with amortization being recorded on a straight-line basis.

 (c) Goodwill

Goodwill arising of $1,691.6 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of NPS Pharma with the operations of Shire; particularly those synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the three months to March 31, 2015 the Company expensed costs of $69.9 million relating to the acquisition and post-acquisition integration of NPS Pharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and NPS Pharma as if the acquisition of NPS Pharma had occurred as at January 1, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	3 months to		3 months to
	March 31,		March 31,
	2015		2014
	$’M		$’M
Revenues	1,518.3		1,390.8

Net income from continuing operations	358.8		85.8

Per share amounts:
Net income from continuing operations per share - basic	60.9	c	14.7	c

Net income from continuing operations per share - diluted	60.5	c	14.6	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to decrease net income by $106.8 million for the period to March 31, 2014 to reflect acquisition costs incurred by Shire and NPS Pharma, and increase net income by $106.8 million for the period to March 31, 2015,  to eliminate acquisition costs incurred;

(ii)
an adjustment to decrease net income by $6.1 million for the period to March 31 2014, to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the period to March 31, 2015;

(iii)
an adjustment of $5.6 million in the period to March 31, 2014 to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of NPS Pharma and the amortization of related deferred debt issuance costs;

(iv)
an adjustment to increase amortization expense by approximately $21.1 million in the period to March 31, 2015 and $42.3 million in the period March 31, 2014 related to amortization of the fair value of identifiable intangible assets acquired and the elimination of NPS Pharma’s historical intangible asset amortization expense; and

(v)	the tax effect of the above adjustments, where applicable.

Acquisition of Meritage Pharma Inc. (“Meritage”)

Prior to the acquisition of ViroPharma by Shire (see below), ViroPharma had entered into an exclusive development and option agreement with Meritage, a privately owned US company focusing on developing oral budesonide suspension (“OBS”) as a treatment for eosinophilic esophagitis. Under the terms of this agreement Meritage controlled and conducted all related research up to achievement of pre-defined development success criteria at which point ViroPharma had the option to acquire Meritage.

On February 18, 2015, following the exercise of the purchase option, Shire acquired all the outstanding equity of Meritage. The acquisition date fair value of the consideration totaled $166.9 million, comprising cash consideration paid on closing of $74.8 million and the fair value of contingent consideration payable of $92.1 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $175.0 million dependent upon achievement of certain clinical development and regulatory milestones.

With the Meritage acquisition, Shire has acquired the global rights to Meritage’s Phase 3-ready compound, OBS, for the treatment of adolescents and adults with eosinophilic esophagitis.

The acquisition of Meritage has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Meritage have been recorded at their preliminary fair values at the date of acquisition, being February 18, 2015. The Company’s consolidated financial statements and results of operations include the results of Meritage from February 18, 2015.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities. The purchase price has been allocated on a preliminary basis to the OBS IPR&D intangible asset ($175 million), net current assets assumed ($5.5 million), net non-current liabilities assumed (including deferred tax liabilities) ($54.7 million) and goodwill ($41.1 million). Goodwill arising of $41.1 million is not deductible for tax purposes.

Unaudited pro forma financial information to present the combined results of operations of Shire and Meritage are not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Acquisition of ViroPharma Incorporated

On January 24, 2014, Shire completed its acquisition of 100% of the outstanding share capital of ViroPharma. The acquisition-date fair value of cash consideration paid on closing was $3,997 million.

The acquisition of ViroPharma added CINRYZE to Shire’s portfolio of currently marketed products. CINRYZE is a leading brand for the prophylactic treatment of Hereditary Angioedema (“HAE”) in adolescents and adults.

The acquisition of ViroPharma has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from ViroPharma have been recorded at their fair values at the date of acquisition, being January 24, 2014. The Company’s consolidated financial statements include the results of ViroPharma from January 24, 2014.

The purchase price allocation was finalized in the fourth quarter of 2014. The Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed is outlined below:

Acquisition date fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	232.6
Short-term investments	57.8
Accounts receivable	52.2
Inventories	203.6
Deferred tax assets	100.7
Purchased call option	346.7
Other current assets	50.9

Total current assets	1,044.5

Non-current assets:
PPE	24.7
Goodwill	1,655.5
Other intangible assets
- Currently marketed products	2,320.0
- In-Process Research and Development (“IPR&D”)	315.0
Other non-current assets	10.4

Total assets	5,370.1

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	122.7
Convertible bond	551.4

Non-current liabilities:
Deferred tax liabilities	603.5
Other non-current liabilities	95.5

Total liabilities	1,373.1

Fair value of identifiable assets acquired and liabilities assumed	3,997.0

Consideration
Cash consideration paid	3,997.0

(a) Other intangible assets – currently marketed products

Other intangible assets totaled $2,320.0 million at the date of acquisition, relating to intellectual property rights acquired for ViroPharma’s then currently marketed products, primarily attributed to CINRYZE, for the routine prophylaxis against HAE attacks in adolescent and adult patients. Shire also obtained intellectual property rights to three other commercialized products, PLENADREN, an orphan drug for the treatment of adrenal insufficiency in adults, BUCCOLAM, an oromucosal solution for the treatment of prolonged, acute, and convulsive seizures in infants, toddlers, children and adolescents and VANCOCIN, an oral capsule formulation for the treatment of C. difficile-associated diarrhea (“CDAD”), which was divested by Shire in the third quarter of 2014. The fair value of currently marketed products has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

The estimated useful lives of the CINRYZE, PLENADREN and BUCCOLAM intangible assets range from 10 to 23 years (weighted average 22 years), with amortization being recorded on a straight-line basis.

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

(c) Goodwill

Goodwill arising of $1,655.5 million, which is not deductible for tax purposes, includes the expected operational synergies that will result from combining the commercial operations of ViroPharma with those of Shire (valued at approximately $400 million); other synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the three months to March 31, 2015 the Company expensed costs of $3.3 million (2014: $65.8 million) relating to the acquisition and post-acquisition integration of ViroPharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

3.    Reorganization costs

One Shire business reorganization

On May 2, 2013, the Company initiated the reorganization of its business to integrate the three divisions into a simplified One Shire organization in order to drive future growth and innovation.

In 2014 certain aspects of the One Shire program were temporarily put on hold due to AbbVie’s offer for Shire, which was terminated in October 2014. Subsequent to the termination of AbbVie’s offer, Shire announced on November 10, 2014 its plans to relocate over 500 positions to Lexington Massachusetts from its Chesterbrook, Pennsylvania, site and establish Lexington as the Company’s US operational headquarters in continuation of the One Shire efficiency program. This relocation will streamline business globally through two principal locations, Massachusetts and Switzerland, with support from regional and country-based offices around the world.

In the three months to March 31, 2015 the Company incurred reorganization costs totaling $15.2 million, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $260.7 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the first quarter of 2016. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $115 million will be expensed as incurred during 2015 and 2016.

The liability for reorganization costs arising from the One Shire business reorganization at March 31, 2015 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		March 31,
	2015	organization	Paid/Utilized	2015
	$’M	$’M	$’M	$’M

Involuntary termination benefits	38.0	9.4	(5.1)	42.3
Other reorganization costs	-	5.8	(5.0)	0.8
	38.0	15.2	(10.1)	43.1

At March 31, 2015 the closing reorganization cost liability was recorded within accounts payable and accrued expenses.

4.    Integration and acquisition costs

For the three months to March 31, 2015 Shire recorded integration and acquisition costs of $75.7 million primarily related to the acquisition and integration of NPS Pharma.

In the three months to March 31, 2014 integration and acquisition costs of $6.6 million primarily related to the acquisition and integration of ViroPharma ($65.8 million), offset by a net credit related to the change in fair values of contingent consideration liabilities ($59.2 million). The net credit arose principally due to the re-measurement of contingent consideration payable on the acquisition of FerroKin Biosciences, Inc. following the decision to place the ongoing Phase 2 clinical trial for SHP602 on hold.

5.    Accounts receivable, net

Accounts receivable at March 31, 2015 of $1,116.3 million (December 31, 2014: $1,035.1 million), are stated net of a provision for discounts and doubtful accounts of $46.7 million (December 31, 2014: $48.5 million).

Provision for discounts and doubtful accounts:

	2015	2014
	$’M	$’M
As at January 1,	48.5	47.9
Provision charged to operations	80.8	80.7
Provision utilization	(82.6)	(81.2)

As at March 31,	46.7	47.4

At March 31, 2015 accounts receivable included $57.2 million (December 31, 2014: $59.0 million) related to royalty income.

6.    Inventories

Inventories are stated at the lower of cost or market. Inventories comprise:

	March 31,	December 31,
	2015	2014
	$’M	$’M
Finished goods	137.8	136.0
Work-in-progress	307.4	305.3
Raw materials	143.5	103.5
	588.7	544.8

7.    Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. In the three months to March 31, 2015 the Company recorded a loss of $2.5 million, primarily relating to costs associated with the divestment. The components of discontinued operations which relate to the DERMAGRAFT business are as follows:

	3 months to	3 months to
	March 31,	March 31,
	2015	2014
Revenues:	$’M	$’M
Product revenues	-	1.9

Loss from discontinued operations before income taxes	(3.9)	(35.8)
Income taxes	1.4	13.1

Loss from discontinued operations, net of taxes	(2.5)	(22.7)

8.    Prepaid expenses and other current assets

	March 31,	December 31,
	2015	2014
	$’M	$’M
Prepaid expenses	72.9	36.9
Income tax receivable	68.8	121.5
Value added taxes receivable	15.0	13.8
Other current assets	59.9	49.3
	216.6	221.5

9.    Goodwill

	March 31,	December 31,
	2015	2014
	$’M	$’M
Goodwill arising on businesses acquired	4,178.7	2,474.9

In the three months to March 31, 2015 the Company completed the acquisitions of NPS Pharma and Meritage, which resulted in aggregate goodwill with a preliminary value of $1,732.7 million (see Note 2 for details).

	2015	2014
	$’M	$’M
As at January 1,	2,474.9	624.6
Acquisitions	1,732.7	1,536.6
Foreign currency translation	(28.9)	-

As at March 31,	4,178.7	2,161.2

10.    Other intangible assets, net

	March 31,	December 31,
	2015	2014
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	9,404.0	4,816.9
Other intangible assets	375.0	30.0
	9,779.0	4,846.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,724.5	1,550.0
	11,503.5	6,396.9

Less: Accumulated amortization	(1,523.5)	(1,462.5)
	9,980.0	4,934.4

The change in the net book value of other intangible assets for the three months to March 31, 2015 and 2014 is shown in the table below:

	Other intangible assets
	3 months to March 31, 2015	3 months to March 31, 2014
	$’M	$’M
As at January 1,	4,934.4	2,312.6
Acquisitions	5,198	2,854.0
Amortization charged	(88.3)	(57.8)
Impairment charges	-	(166.0)
Foreign currency translation	(64.1)	0.6

As at March 31,	9,980.0	4,943.4

In the three months to March 31, 2015 the Company acquired intangible assets totaling $5,198 million, relating to the fair value of intangible assets for currently marketed products and royalty right assets acquired with NPS Pharma of $5,023 million and IPR&D assets of $175 million acquired with Meritage (see Note 2 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. Based on estimates and circumstances at March 31, 2015 the Company determined that its intangible assets remained recoverable.

On April 9, 2015 the Company announced that the 13-week Phase 2 IMAGO trial of its investigational compound SHP625 did not meet the primary or secondary endpoints in the study of 20 pediatric patients with Alagille syndrome (“ALGS”). As a result, it is possible that changes in estimates or circumstances in the second quarter of 2015 could result in an impairment loss being recorded in respect of the SHP625 IPR&D intangible asset, with a charge to R&D. The Company cannot currently estimate the amount of the impairment loss, if any. It is also possible that the fair value of the related contingent consideration payable from the Lumena acquisition (through which Shire acquired SHP625) will be reduced, with a credit to Integration and acquisition costs.

In the three months to March 31, 2014 the Company identified indicators of impairment in respect of its SHP602 (iron chelating agent for the treatment of iron overload secondary to chronic transfusion) IPR&D asset. The Company therefore reviewed the recoverability of its SHP602 IPR&D asset and recorded an impairment charge of $166.0 million within R&D expenses in the consolidated statement of income to record the SHP602 IPR&D asset to its revised fair value.

Management estimates that the annual amortization charge in respect of intangible assets held at March 31, 2015 will be approximately $481 million for each of the five years to March 31, 2020. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.    Accounts payable and accrued expenses

	March 31,	December 31,
	2015	2014
	$’M	$’M
Trade accounts payable and accrued purchases	384.1	247.7
Accrued rebates – Medicaid	555.9	563.9
Accrued rebates – Managed care	306.8	318.2
Sales return reserve	134.8	131.7
Accrued bonuses	72.6	150.7
Accrued employee compensation and benefits payable	174.0	109.1
R&D accruals	55.9	88.3
Other accrued expenses	307.5	299.8
	1,991.6	1,909.4

12.    Other current liabilities

	March 31,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	25.8	16.2
Value added taxes	18.0	16.6
Contingent consideration payable	166.2	194.5
Other current liabilities	93.2	35.2
	303.2	262.5

13.    Borrowings

	March 31,	December 31,
	2015	2014
	$’M	$’M

Short term borrowings:
Borrowings under the 2015 Facility Agreement	850.0	-
Borrowings under the 2013 Facilities Agreement	850.0	850.0
Borrowings under the RCF	845.0	-
Secured non-recourse debts	25.2	-
	2,570.2	850.0
Long term borrowings:
Secured non-recourse debts	78.7	-
	2,648.9	850.0

Term Loan Agreements

2015 Facility Agreement

On January 11, 2015, Shire entered into an $850 million Facility Agreement with, among others, CitiGroup Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”).  At March 31, 2015 the 2015 Facility Agreement was comprised of an $850 million term loan facility, which matures on January 10, 2016, and was fully utilized. The maturity date may be extended twice, at Shire’s option by six months on each occasion.

The 2015 Facility Agreement has been used to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs). See the Company’s 2014 Annual Report on Form 10-K for details of the 2015 Facility Agreement.

2013 Facilities Agreement

On November 11, 2013, Shire entered into a $2,600 million facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as mandated lead arranger and bookrunner) (the “2013 Facilities Agreement”).  The 2013 Facilities Agreement comprised two credit facilities: (i) a $1,750 million term loan facility and (ii) a $850 million term loan facility.

On December 13, 2013 and at various points during the year to December 31, 2014, the Company cancelled part of the $2,600 million term loan facility. At March 31, 2015 the 2013 Facilities Agreement was comprised of an $850 million term loan facility which matures on November 11, 2015 and was fully utilized.

The $850 million remaining borrowing from the 2013 Facilities Agreement was used to partially finance the purchase price payable in respect of Shire’s acquisition of ViroPharma (including certain related costs) during the year ended December 31, 2014. See the Company’s 2014 Annual Report on Form 10-K for details of the 2013 Facilities Agreement.

Revolving Credit Facility (“RCF”)

On December 12, 2014, Shire entered into a $2,100 million RCF with a number of financial institutions. See the Company’s 2014 Annual Report on Form 10-K for details. At March 31, 2015 the Company has utilized $845 million of the RCF to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

The RCF, which terminates on December 12, 2019, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million US dollar and euro swingline facility operating as a sub-limit thereof.

Secured Non-recourse Debts

Prior to the acquisition by Shire, NPS Pharma had:

•
partially monetized rights to receive future royalty payments from Amgen’s sales of SENSIPAR and MIMPARA through the issuance of $145 million of non-recourse debt that is both serviced and secured by SENSIPAR and MIMPARA royalty revenue;

•
sold to DRI Capital Inc. (“DRI”) certain rights to receive up to $96 million of future royalty payments arising from Kyowa Hakko Kirin’s sales of REGPARA and granted DRI a security interest in the license agreement with Kyowa Hakko Kirin, certain patents  and other intellectual property related to REGPARA which DRI would be entitled to enforce in the event of default by NPS Pharma; and

•
partially monetized PTH-184 (now marketed as NATPARA) through an agreement with an affiliate of DRI pursuant to which NPS Pharma, its licensees and its predecessors in interest, are obligated to pay up to $125 million royalties on sales of PTH-184. Additionally, NPS Pharma granted DRI a security interest in certain patents and other intellectual property related to PTH 1-84 which DRI would be entitled to enforce in the event of default by NPS Pharma.

Following the acquisition of NPS Pharma the Company has assumed these secured non-recourse debt obligations.

The acquisition-date fair value of these debt obligations is preliminary pending the receipt of final valuations for these liabilities. The preliminary acquisition-date fair value of these non-recourse debt obligations totals $106.3 million. As at March 31, 2015 $25.2 million has been included within Short-term borrowings, and $78.7 million has been included within Long-term borrowings in respect of these obligations.

14.    Other non-current liabilities

	March 31,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	180.7	199.2
Deferred revenue	6.7	7.2
Deferred rent	6.2	6.6
Contingent consideration payable	557.8	435.4
Other non-current liabilities	92.6	88.3
	844.0	736.7

15.    Commitments and contingencies

(a)    Leases

Future minimum lease payments under operating leases at March 31, 2015 are presented below:
Operating
leases
$’M
2015	30.6
2016	26.4
2017	30.2
2018	25.4
2019	19.4
2020	19.3
Thereafter	125.2
276.5

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $14.2 million and $13.2 million for the three months to March 31, 2015 and 2014 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)    Letters of credit and guarantees

At March 31, 2015 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $46 million (being the contractual amounts), providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)    Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

Out-licensing arrangements

Shire has entered into various collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $39 million and sales milestones up to an aggregate amount of $46 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the three months to March 31, 2015 Shire received cash in respect of up-front and milestone payments totaling $12.6 million (2014: $1.0 million). In the three months to March 31, 2015 Shire recognized milestone income of $0.5 million (2014: $1.5 million) in other revenues and $9.2 million (2014: $12.5 million) in product sales for shipment of product to the relevant licensee.

(d)    Commitments

(i)    Clinical testing

At March 31, 2015 the Company had committed to pay approximately $402 million (December 31, 2014: $382 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)    Contract manufacturing

At March 31, 2015 the Company had committed to pay approximately $397 million (December 31, 2014: $384 million) in respect of contract manufacturing. The Company expects to pay $154 million of these commitments in 2015.

(iii)    Other purchasing commitments

At March 31, 2015 the Company had committed to pay approximately $320 million (December 31, 2014: $265 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $306 million of these commitments in 2015.

(iv)    Investment commitments

At March 31, 2015 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $58 million (December 31, 2014: $67 million) which may all be payable in 2015, depending on the timing of capital calls. The investment commitments include additional funding to certain VIEs of which Shire is not the primary beneficiary.

(v)    Capital commitments

At March 31, 2015 the Company had committed to spend $9 million (December 31, 2014: $3 million) on capital projects.

(e)    Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At March 31, 2015, provisions for litigation losses, insurance claims and other disputes totaled $26.0 million (December 31, 2014: $16.9 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc; Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc.; and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis").  Since filing suit against these ANDA filers, along with API suppliers Johnson Matthey Inc. and Johnson Matthey Pharmaceuticals Materials (collectively “Johnson Matthey”), Shire has been engaged in a consolidated patent infringement litigation in the US District Court for the District of New Jersey against the aforementioned parties (except Watson Laboratories, Inc., who withdrew their ANDA).

On June 23, 2014, the US District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid.  The ruling prevents all of the ANDA filers (Sandoz, Roxane, Amneal, Actavis and Mylan) from launching generic versions of VYVANSE until the earlier of either a successful appeal to the US Court of Appeals for the Federal Circuit (“CAFC”), or the expiration of these patents in 2023.  To appeal successfully, the ANDA-defendants must overturn the court’s rulings for each of these 18 patent claims. All of the defendants have appealed the court’s summary judgment ruling to the CAFC.  Oral argument has been scheduled to occur on May 6, 2015.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015. The previously scheduled trial date has been vacated; at present, there is no trial date.

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation ("Osmotica") had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Northern District of Georgia against Osmotica. A Markman hearing took place on August 22, 2013 and a Markman ruling was issued on September 25, 2014. The Court issued an Order on February 27, 2015 in which all dates in the scheduling order have been stayed.

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. Watson Pharma, Inc. and Watson Laboratories, Inc. were subsequently added as defendants.  A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid.  Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013.  The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings.  Shire petitioned the Supreme Court for a writ of certiori, which was granted on January 26, 2015.  The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v Sandoz.    The remanded case has been briefed to the CAFC.  No dates have been set for oral argument.

In April 2012, Shire was notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A trial is scheduled during the court’s trial term beginning on September 1, 2015.

In March 2015, Shire was notified that Amneal Pharmaceuticals LLC had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of New Jersey against Amneal Pharmaceuticals LLC, Amneal Pharmaceuticals of New York, LLC and Amneal Pharmaceuticals Co. India Pvt. Ltd.  No trial date has been set.

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

16.    Accumulated Other Comprehensive loss

The changes in accumulated other comprehensive loss, net of their related tax effects, in the year to March 31, 2015 and 2014 are included below:

	Foreign currency translation adjustment	Unrealized holding loss on available-for- sale securities	Accumulated other comprehensive loss
	$M	$M	$M

As at January 1, 2015	(25.7)	(5.8)	(31.5)

Net current period other comprehensive (loss)/income	(129.5)	0.7	(128.8)

As at March 31, 2015	(155.2)	(5.1)	(160.3)

As at March 31, 2014	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:

Other comprehensive income before reclassification	(1.7)	7.5	5.8

Gain transferred to the income statement (within Other income, net) on disposal of available-for-sale securities	-	(3.2)	(3.2)
Net current period other comprehensive income	(1.7)	4.3	2.6

As at March 31, 2014	108.7	4.1	112.8

17.    Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is principally exposed to interest rate risk on borrowings under its $2,100 million RCF, its $850 million 2013 Facilities Agreement and its $850 million 2015 Facility Agreement, on which interest is set at floating rates, to the extent any of these facilities are utilized. At March 31, 2015 the Company had fully utilized the 2013 Facilities Agreement, fully utilized the 2015 Facility Agreement and utilized $845 million of the RCF. Shire’s exposure under its 2013 Facilities Agreement, 2015 Facility Agreement and RCF is to US dollar interest rates.

The Company has evaluated the interest rate risk on the RCF, the 2013 Facilities Agreement and the 2015 Facility Agreement and considers the risks associated with floating interest rates on borrowings under its facilities as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the 2013 Facilities Agreement, 2015 Facility Agreement and RCF at March 31, 2015 would increase interest expense by approximately $25 million per annum and would decrease the interest expense by approximately $5 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. This exposure is primarily limited to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the three months to March 31, 2015 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar money market and liquidity funds.

No derivative instruments were entered into during the three months to March 31, 2015 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments.  In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates.  As a result, in some countries outside of the US, specifically, Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”)  the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in all the Relevant Countries in the three months to March 31, 2015, including receipts of $17.1 million and $17.4 million in respect of Spanish and Italian receivables, respectively.

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

Transactional exposure arises where transactions occur in currencies different to the functional currency of the relevant subsidiary. The main trading currencies of the Company are the US dollar, Pounds Sterling, Swiss Franc, Canadian dollar and the Euro. It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiary’s functional currency.

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

At March 31, 2015 the Company had 40 swap and forward foreign exchange contracts outstanding to manage currency risk.  The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives.  The Company has master netting agreements with a number of  counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at March 31, 2015 the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $1.5 million, resulting in net derivative assets and derivative liabilities of $9.4 million and $4.0 million, respectively. Further details are included below:

		Fair value	Fair value
		March 31,	December 31,
		2015	2014
		$’M	$’M
Assets	Prepaid expenses and other current assets	10.9	12.6
Liabilities	Other current liabilities	5.5	7.8

Net gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains recognized in income	Amount of net gains recognized in income
In the three months to		March 31,	March 31,
		2015	2014
		$’M	$’M
Foreign exchange contracts	Other income, net	16.3	1.8

These net foreign exchange gains are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

18.    Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at March 31, 2015 and December 31, 2014 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying value and Fair value

	Total	Level 1	Level 2	Level 3
At March 31, 2015	$’M	$’M	$’M	$’M

Financial assets:
Available-for-sale securities(1)	26.4	26.4	-	-

Contingent consideration receivable (2)	15.0	-	-	15.0
Foreign exchange contracts	10.9	-	10.9	-

Financial liabilities:
Foreign exchange contracts	5.5	-	5.5	-
Contingent consideration payable(3)	724.0	-	-	724.0

	Total	Level 1	Level 2	Level 3
At December 31, 2014	$’M	$’M	$’M	$’M

Financial assets:
Available-for-sale securities(1)	13.1	13.1	-	-
Contingent consideration receivable (2)	15.9	-	-	15.9
Foreign exchange contracts	12.6	-	12.6	-

Financial liabilities:
Foreign exchange contracts	7.8	-	7.8	-
Contingent consideration payable(3)	629.9	-	-	629.9

(1)	Available-for-sale securities are included within Investments and Prepaid expenses and other current assets in the consolidated balance sheet.
(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.
(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable

	2015	2014
	$’M	$’M

Balance at January 1,	15.9	36.1
Initial recognition of contingent consideration receivable	-	33.6

Gain/(loss) recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	5.2	(7.1)

Reclassification of amounts to Other receivables within Other current assets	(5.9)	(4.0)

Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	0.2	0.8

Balance at March 31,	15.0	59.4

Contingent consideration payable
	2015	2014
	$’M	$’M

Balance at January 1,	629.9	405.9
Initial recognition of contingent consideration payable	92.1	10.0
Change in fair value during the period with the corresponding adjustment recognized as a loss in the income statement (within Integration and acquisition costs)	2.4	(59.2)
Reclassification of amounts to Other current liabilities	(2.1)	(2.4)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	(0.7)	(4.0)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.4	-

Balance at March 31,	724.0	350.3

Of the $724.0 million of contingent consideration payable as at March 31, 2015 $166.2 million is recorded within other current liabilities and $557.8 million is recorded within other non-current liabilities in the Company’s balance sheet

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At March 31, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$’M
Contingent consideration receivable ("CCR")	15.0	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios • Future forecast consideration receivable based on contractual terms with purchaser • Assumed market participant discount rate	• 10 to 70% • $25 million to $33 million • 8.3% to 11.5%

Financial liabilities:	Fair Value at the Measurement Date

At March 31, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
	$’M
Contingent consideration payable	724.0	Income approach (probability weighted discounted cash flow)
• Cumulative probability of  milestones being achieved

• Assumed market participant discount rate

• Periods in which milestones are expected to be achieved

• Forecast quarterly royalties payable on net sales of
relevant products

				• 4 to 95% • 0.6 to 11.8% • 2015 to 2030 • $0.2 to $7.6 million

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

The carrying amounts of other financial assets and liabilities materially approximate to their fair value either because of the short-term maturity of these amounts or because there have been no significant changes since the asset or liability was last re-measured to fair value on a non-recurring basis.

19.    Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to
	March 31,	March 31,
	2015	2014
	$’M	$’M
Income from continuing operations, net of taxes	412.9	253.1
Loss from discontinued operations1	(2.5)	(22.7)

Numerator for basic and diluted earnings per share	410.4	230.4

Weighted average number of shares:
	Millions	Millions
Basic 1	589.1	584.3
Effect of dilutive shares:
Share-based awards to employees 2	3.6	4.5

Diluted	592.7	588.8

1. Excludes shares purchased by the EBT and presented by Shire as treasury stock.
2. Calculated using the treasury stock method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to
	March 31,	March 31,
	2015	2014
	No. of shares	No. of shares
	Millions	Millions
Share-based awards to employees1	1.4	0.8

1.
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

20.    Segmental reporting

Shire comprises a single operating and reportable segment engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs.

This segment is supported by several key functions: a Pipeline group, consisting of R&D and Corporate Development, which prioritizes its activities towards late-stage development programs across a variety of therapeutic areas, while focusing its pre-clinical development activities primarily in Rare Diseases; a Technical Operations group responsible for the Company’s global supply chain; and an In-line marketed products group which focuses on commercialized products. The In-Line marketed products group has commercial units that focus exclusively on the commercial execution of its marketed products including in the areas of Rare Diseases, Neuroscience, and Gastrointestinal (“GI”) and Internal Medicine, and to support the development of our pipeline candidates, in Ophthalmics. This ensures that the Company provides innovative treatments, and services the needs of its customers and patients, as efficiently as possible. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

This single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

In the periods set out below, revenues by major product were as follows:

3 months to	March 31,	March 31,
	2015	2014
	$’M	$’M

VYVANSE	416.8	351.2
LIALDA/MEZAVANT	148.5	128.9
CINRYZE	148.1	85.6
ELAPRASE	125.0	128.6
REPLAGAL	97.5	114.3
ADDERALL XR	95.7	85.1
FIRAZYR	92.5	74.9
VPRIV	86.4	86.9
PENTASA	78.7	72.3
FOSRENOL	44.1	41.4
XAGRID	25.3	27.1
INTUNIV	17.4	82.3
GATTEX/REVESTIVE	14.9	-
Other product sales	32.3	29.5

Total product sales	1,423.2	1,308.1

21.    Related parties

Shire considers that ArmaGen, Inc. (“ArmaGen”) is a related party by virtue of a combination of Shire’s equity stake in ArmaGen and the worldwide licensing and collaboration agreement between the two parties to develop and commercialize AGT-182. In the three months to March 31, 2015 Shire paid $2.5 million in cash to ArmaGen in exchange for an additional equity stake in ArmaGen, following which Shire holds approximately 21% of ArmaGen’s issued equity. In addition, Shire recorded a credit to R&D costs of $0.4 million in the first quarter of 2015, reflecting the Company’s share of expenditure under the licensing and collaboration arrangement. No amounts were due to or from ArmaGen as at March 31, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to March 31, 2015 and recent developments

Products

The Company has made good progress with its product portfolio in the quarter, launching VYVANSE in an important new indication, approval of NATPARA was achieved and the Company extended the range of doses available for VYVANSE.

VYVANSE – for the treatment of Binge Eating Disorder (“BED”) in adults

•	On January 30, 2015 Shire launched VYVANSE for the treatment of adults with moderate to severe BED.

NATPARA – for the treatment of hypoparathyroidism (“HPT”)

•
On January 23, 2015 it was announced that the U.S. Food and Drug Administration (“FDA”) had approved NATPARA as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT. HPT is a rare endocrine disorder characterized by insufficient levels of parathyroid hormone, or PTH. NATPARA is a bioengineered replica of human PTH. NATPARA was launched in the US on April 1, 2015.

VYVANSE – for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”)

•
On March 23, 2015 Shire announced VYVANSE was available in a 10mg strength capsule. This new titration dose, which was approved by the FDA on October 30, 2014, is the seventh VYVANSE dosage strength available in addition to the 20mg, 30mg, 40mg, 50mg, 60mg, and 70mg capsule strengths. On April 7, 2015 Health Canada approved the 10mg dose strength for incremental titration adjustments.

Pipeline

The Company has progressed the pipeline, the most significant developments of which are gaining Priority Review for lifitegrast and gaining agreement with the FDA on the regulatory path for SHP465.  Shire now has its broadest and deepest pipeline in its history.

SHP606 (lifitegrast) – for the treatment of the signs and symptoms of Dry Eye Disease (“DED”)

•
On April 9, 2015 Shire announced that the FDA had accepted the New Drug Application (“NDA”) for lifitegrast and had granted the NDA Priority Review designation. The FDA has set an action date of October 25, 2015, based on the Prescription Drug User Fee Act V.

SHP609 – for the treatment of Hunter syndrome with CNS symptoms

•	On January 26, 2015 Shire announced that the FDA has granted Fast Track designation for SHP609 for the treatment of neurocognitive decline associated with Hunter syndrome (mucopolysaccharidosis II).

SHP465 – for the treatment of adults with ADHD

•
On April 7, 2015 Shire announced that it had reached an agreement with the FDA on a clear regulatory path for SHP465 (triple-bead mixed amphetamine salts), an investigational oral stimulant medication being evaluated as a potential treatment for ADHD in adults.

SHP611 – for the treatment of the late infantile form of Metachromatic Leukodystrophy (“MLD”)

•
SHP611 is in development as recombinant human arylsulfatase A (rASA) delivered intrathecally every other week for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a 24 patient Phase 1/2 clinical trial in August 2012. The primary endpoint of this trial is to determine the safety of ascending doses (10mg, 30mg, and 100 mg) of rASA over 40 weeks.

Secondary and exploratory endpoints focused on efficacy and include decline in motor function as defined by change in baseline Gross Motor Function Measure (GMFM-88). Based upon interim data for the first 18 patients, SHP611 was safe and well tolerated at all doses. In addition, while not statistically significant and despite a decline in GMFM-88 score across all doses, the 100mg dose caused a slower decline over the 40 week study period compared to the other two treatment groups, most notably for those patients with GMFM-88 > 40-50 at baseline. Analysis of other exploratory efficacy measures were also encouraging. Shire will continue to analyze these interim results and determine an optimal path forward in this development program.

SHP625 – for the treatment of cholestatic liver disease

•
On April 9, 2015 Shire announced that the small 13-week Phase 2 IMAGO trial of its investigational compound SHP625 did not meet the primary or secondary endpoints in the study of 20 pediatric patients with Alagille syndrome. Given the topline results from the IMAGO study of SHP625 in pediatric patients with Alagille syndrome, the Company plans to analyze the totality of data to better understand the results the Company has seen. Data for this and other indications will be important to fully understand the safety and efficacy of SHP625 in patients with cholestatic liver disease.

OTHER DEVELOPMENTS

NPS Pharmaceuticals Inc. (“NPS Pharma”) acquisition

•
On February 21, 2015 Shire completed the acquisition of NPS Pharma. Shire plans to accelerate the growth of NPS Pharma’s innovative portfolio through its market expertise in gastrointestinal (“GI”) disorders, core capabilities in rare disease patient management and global footprint. The integration is progressing according to plan.

Meritage Pharma Inc. (“Meritage”) acquisition

•
On February 24, 2015 Shire announced that it had acquired Meritage Pharma, Inc., a privately-held company, for an upfront payment of $75 million and additional contingent payments based on the achievement of development and regulatory milestones. With the acquisition, Shire has acquired the global rights to Meritage’s Phase 3-ready compound, Oral Budesonide Suspension (“OBS”) (SHP621), for the treatment of adolescents and adults with eosinophilic esophagitis (“EoE”), a rare, chronic inflammatory GI disease. This acquisition further enhances Shire’s late-stage pipeline and leverages the Company’s rare disease and GI commercial infrastructure and expertise.

BOARD AND COMMITTEE CHANGES

On April 30, 2015 the Company announced that Jeff Poulton had been appointed Chief Financial Officer (“CFO”) and member of the Executive Committee. Jeff will additionally join the Shire Board of Directors. Both appointments are effective from April 30, 2015.

Jeff has served as Interim CFO since December 2014, while overseeing Investor Relations. An experienced pharmaceuticals and biotechnology executive, Jeff has extensive experience across financial, commercial and strategic leadership roles. He joined Shire in 2003.

Products in registration as of March 31, 2015

INTUNIV for the treatment of ADHD in the EU

In March 2014 the Company announced the acceptance of submission of a Marketing Authorization Application (“MAA”) by the EMA for once-daily, non-stimulant guanfacine extended release for the treatment of ADHD in children/adolescents aged 6-17 years.

SHP606 (lifitegrast) for the treatment of DED

On April 9, 2015 Shire announced that the FDA had accepted the NDA for lifitegrast and had granted a Priority Review designation. The FDA is expected to provide a decision on October 25, 2015, based on the Prescription Drug User Fee Act V action date. In parallel to the NDA submission, Shire is conducting a Phase 3 safety and efficacy study (OPUS-3) in support of a potential US label and labels in international markets. OPUS-3 is a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in subjective patient reported symptoms of dry eye disease, eye dryness score.

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

NATPAR for the treatment of HPT

NATPAR (NATPARA in the US) is currently under review in Europe as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT.

Products in clinical development as of March 31, 2015

Phase 3 and Phase 3-ready

SHP465 for the treatment of ADHD in adults

Shire’s NDA for SHP465 was previously submitted in 2006 to support the use of SHP465 as a longer-acting, once-daily treatment for ADHD in adults. With the growing adult ADHD population there is now a larger patient population and Shire expects a greater commercial need for this type of product than in 2006. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults throughout the day.  On April 7, 2015 Shire announced that it had reached an agreement with the FDA on a clear regulatory path for SHP465, an investigational oral stimulant medication being evaluated as a potential treatment for ADHD in adults.

SHP621 OBS, for the treatment of adolescents and adults with EoE

With the Meritage acquisition, Shire has acquired the global rights to Meritage’s Phase 3-ready compound, OBS, for the treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease. EoE is a chronic disease that is increasingly being diagnosed in children and adults, with an estimated prevalence in the U.S. of ~181,000. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms related to esophageal dysfunction, which include dysphagia (difficulty swallowing) and food impaction.

OBS is a proprietary viscous oral formulation of budesonide that is designed to coat the esophagus where the drug can act locally. Budesonide is a corticosteroid and has an established safety profile in those diseases. Budesonide is the active pharmaceutical ingredient in several products approved by the FDA, including products for the treatment of asthma, allergic rhinitis, ulcerative colitis and Crohn’s disease. Budesonide is a corticosteroid and has an established safety profile in those diseases. The FDA has granted orphan drug designation to OBS for the treatment of patients with EoE.

FIRAZYR for the treatment of ACE inhibitor-induced Angioedema (“ACE-I AE”)

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

SHP607 for the prevention of Retinopathy of Prematurity (“ROP”)

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

SHP620 (maribavir) for the treatment of cytomegalovirus (“CMV”) infection in transplant patients

SHP620 was acquired as part of the acquisition of ViroPharma. Shire has completed two Phase 2 studies in transplant recipients. The first trial was in first-line treatment of asymptomatic CMV viremia in transplant recipients and the results of this study showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable plasma CMV). The second study recently completed was for the treatment of resistant/refractory CMV infection/disease in transplant recipients. The purpose of this study was to determine whether maribavir is efficacious and safe in patients with disease which is resistant or refractory to the standard of care CMV therapy (e.g., valganciclovir, foscarnet). This study also showed that maribavir, at all doses, was effective at lowering CMV to below the limits of assay detection. Approximately two-thirds of patients across the maribavir treatment groups achieved an undetectable plasma CMV DNA (viral load) within 6 weeks. This product has been granted orphan drug designation in both the US and EU.

1.	Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD

SHP625 for the treatment of cholestatic liver disease

SHP625 was acquired as part of the recent acquisition of Lumena. Shire is currently conducting Phase 2 studies in the following indications:  Alagille Syndrome (“ALGS”), Progressive Familial Intrahepatic Cholestasis, Primary Biliary Cirrhosis, and Primary Sclerosing Cholangitis. This product has been granted orphan drug designation both in the US and EU.

On April 9, 2015 Shire announced that the 13-week Phase 2 IMAGO trial of SHP625 did not meet the primary or secondary endpoints in the study of 20 pediatric patients with ALGS. Mean serum bile acid levels and pruritus at the end of the study were lower in both SHP625 and placebo treated groups as compared to baseline. However, in a post-hoc analysis, a positive correlation between percent changes from baseline in serum bile acid levels and pruritis was observed in the SHP625 treated group.

SHP616 (CINRYZE) for the treatment of Acute Antibody Mediated Rejection (“AMR”)

A Phase 2 study for the treatment of AMR with SHP616 was completed in 18 patients. Shire has received FDA and EMA feedback and Shire plans to initiate a Phase 2/3 study in 2015.

Phase 1

SHP611 for the treatment of MLD

SHP611 is in development as recombinant human arylsulfatase A (rASA) delivered intrathecally every other week for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a 24 patient Phase 1/2 clinical trial in August 2012.  The primary endpoint of this trial is to determine the safety of ascending doses (10mg, 30mg, and 100 mg) of rASA over 40 weeks.  The secondary endpoint focuses on decline in motor function as defined by change in baseline Gross Motor Function Measure (GMFM-88).   Exploratory endpoints include change from baseline in cerebrospinal fluid sulfatide levels and change from baseline in the total MLD severity score based on brain MRI.   The trial is currently ongoing, but top line interim results were available in late April.  Based upon interim data for the first 18 patients, SHP611 was safe and well tolerated at all doses.  In addition, while not statistically significant and despite a decline in GMFM-88 score across all doses, the 100mg dose caused a slower decline over the 40 week study period compared to the other two treatment groups, most notably for those patients with GMFM-88 > 40-50 at baseline. A decrease in MLD MRI score was observed at week 40 versus baseline for the 100 mg dose group (suggestive of stabilization or improvement), whereas there was a decline in MRI status in the 10 mg and 30 mg groups.  While there were also no significant mean changes from baseline in CSF sulfatide levels between groups, sustained reductions of CSF sulfatide levels to values below the upper limit of normal in individual patients were observed in the 100mg dose group as compared to the other two groups. Shire will continue to analyze these interim results and determine an optimal path forward in this development program.

SHP616 (CINRYZE) life cycle management and new uses

Shire is pursuing a subcutaneous formulation of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients.  In addition, Shire is further considering opportunities to pursue additional therapeutic indications that may involve the C1 Inhibitor.  In addition to AMR, these new uses include Neuromyelitis Optica (“NMO”) and Paroxysmal Nocturnal Hemoglobinuria (“PNH”).   In NMO, a Phase 1b investigator sponsored trial study was completed in 10 patients for acute therapy, and Shire plans to solicit FDA feedback in the second quarter of 2015 on advancing to Phase 3.  In PNH, an ex-vivo proof of concept study in 6 patients has been completed, and Shire plans to advance to Investigational New Drug (“IND”) filing in 2015 based on the results of an additional pre-clinical study.

SHP622 for the treatment of Friedreich’s Ataxia (“FA”)

SHP622 is in development for the treatment of Friedreich’s Ataxia and was acquired as part of the acquisition of ViroPharma.  This product is a naturally occurring small molecular weight drug compound that prevents oxidative stress OX1 (indole-3-propionic acid) by a combination of hydroxyl radical scavenging activity and metal chelation. Phase 1 studies in healthy adults were completed in 2010. The drug was found to be generally well tolerated, and the pharmacokinetics revealed that the drug was rapidly absorbed and distributed in the body after oral administration. A Phase 1b trial of SHP622 in adults with FA is ongoing.

SHP626 for the treatment of nonalcoholic steatohepatitis (“NASH”)

SHP626 was acquired as part of the acquisition of Lumena and is in development for the treatment of NASH, a common and often “silent” liver disease characterized by fat deposits in the liver and inflammation which can progress to significant fibrosis.  A US IND was approved by the FDA in the fourth quarter of 2014, and a Phase 1b multiple dose trial is ongoing.

SHP627 for the treatment of focal segmental glomerulosclerosis (“FSGS”)

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

Other development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

Following the acquisition of NPS Pharma on February 21, 2015, Shire acquired NPS Pharma’s pipeline portfolio. Shire is currently assessing NPS Pharma’s pipeline portfolio.

Results of operations for the three months to March 31, 2015 and 2014

Financial highlights for the three months to March 31, 2015 are as follows:

•
Product sales in the first quarter of 2015 were up 9% to $1,423 million (2014: $1,308 million) even after the effect of significantly lower INTUNIV sales (down 79% to $17 million) following the introduction of generic competition in December 2014. On a Constant Exchange Rate (“CER”) basis, which is a Non GAAP measure, product sales were up 13%.

Excluding INTUNIV, product sales were up 15%. This growth was primarily driven by VYVANSE (up 19% to $417 million), CINRYZE(1) (up 73% on a reported basis to $148 million), LIALDA/MEZAVANT (up 15% to $148 million) and FIRAZYR (up 23% to $92 million).

As expected, product sales growth in the first quarter of 2015 was held back 4 percentage points by foreign exchange headwinds from the strengthening US dollar, primarily affecting sales of ELAPRASE, REPLAGAL and VPRIV.

•
Total revenues were up 11% to $1,488 million (2014: $1,347 million), as the first quarter of 2015 benefited from higher royalties and other revenues, principally INTUNIV royalties and the inclusion of SENSIPAR royalties acquired with NPS Pharma.

•
Operating income was up 55% to $475 million (2014: $307 million). Operating income in the first quarter of 2015 included $76 million of integration and acquisition costs (2014: $6.6 million); $15 million of reorganization costs (2014: $49 million); and $88 million of amortization expense (2014: $224 million of combined amortization and intangible asset impairments). Excluding these items operating income was up 11% to $654 million (2014: $587 million) as combined R&D and SG&A costs increased at a lower rate than total revenues.

•	Diluted earnings per ordinary share increased 77% to $0.69 (2014: $0.39) primarily due to higher operating income and a lower effective tax rate in the first quarter of 2015.

Results of operations for the three months to March 31, 2015 and 2014

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	March 31,	March 31,
	2015	2014	change
	$’M	$’M	%
Product sales	1,423.2	1,308.1	+9
Royalties	62.8	32.3	+94
Other revenues	2.4	6.4	-63

Total	1,488.4	1,346.8	+11

(1) CINRYZE sales recorded in the first quarter of 2014 are from January 24, 2014, following the acquisition of ViroPharma by Shire. Including sales prior to January 24, 2014 which were recorded by ViroPharma, CINRYZE sales grew by 28%.

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	March 31,	March 31,	Product sales	Non-GAAP CER	US prescription		Exit market
	2015	2014	growth	growth4	growth1		share1
Net product sales:	$’M	$’M	%	%	%		%

VYVANSE	416.8	351.2	+19	+20	+6		17
LIALDA/MEZAVANT	148.5	128.9	+15	+17	+12		34
CINRYZE	148.1	85.6	+73	+74	n/a	2	n/a	2
ELAPRASE	125.0	128.6	-3	+7	n/a	2	n/a	2
REPLAGAL	97.5	114.3	-15	-3	n/a	3	n/a	3
ADDERALL XR	95.7	85.1	+12	+14	+15		5
FIRAZYR	92.5	74.9	+23	+26	n/a	2	n/a	2
VPRIV	86.4	86.9	-1	+6	n/a	2	n/a	2
PENTASA	78.7	72.3	+9	+9	-7		13
FOSRENOL	44.1	41.4	+7	+14	-11		3
XAGRID	25.3	27.1	-7	+15	n/a	2	n/a	2
INTUNIV	17.4	82.3	-79	-78	-64		1
GATTEX/REVESTIVE	14.9	-	n/a	n/a	n/a	2	n/a	2

Other product sales	32.3	29.5	+9	+13	n/a		n/a

Total product sales	1,423.2	1,308.1	+9

(1)
Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended March 31, 2015.

(2)	IMS NPA Data not available.
(3)	Not sold in the US in the first quarter of 2015.
(4)
The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2015 product sales and revenues restated using 2014 average foreign exchange rates to 2014 actual product sales and revenues. Average exchange rates for the three months to March 31, 2015 were $1.54:£1.00 and $1.15:€1.00 (2014: $1.66:£1.00 and $1.37:€1.00).

VYVANSE – ADHD and BED

VYVANSE product sales grew strongly (up 19%) in the first quarter of 2015 compared to the first quarter of 2014 due to the benefit of a price1 increase taken since the first quarter of 2014 and higher prescription demand. To a lesser extent product sales growth in the first quarter of 2015 benefited from lower destocking in the first quarter of 2015 compared to the first quarter of 2014, and growth in ex-US product sales. VYVANSE was launched in mid-February for moderate to severe BED in adults and the Company is pleased with the overall increase in VYVANSE prescriptions since the product became available for that indication

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the first quarter of 2015 were up 15%, primarily driven by higher prescription demand due to higher market share and to a slightly lesser extent the benefit of a price1 increase taken since the first quarter of 2014. The growth was partially offset by higher sales deductions as a percentage of product sales.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

CINRYZE – for the prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in the first quarter of 2014. CINRYZE sales were $148.1 million in the first quarter of 2015, growing 73% (28% on a pro-forma basis) on the first quarter of 2014(2), primarily driven by more patients on therapy and a price1 increase taken since the first quarter of 2014.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the first quarter of 2015 were down 3% (up 7% on a Non GAAP CER basis) compared to the first quarter of 2014. Continued growth in the number of patients on therapy and a price1 increase taken since the first quarter of 2014 were more than offset by the negative impact of foreign exchange movements, as expected.

REPLAGAL – Fabry disease

REPLAGAL sales were down 15% (down 3% on a Non GAAP CER basis) compared to the first quarter of 2014, driven primarily by the negative impact of foreign exchange, as expected.

ADDERALL XR – ADHD

ADDERALL XR product sales increased (up 12%) in the first quarter of 2015, primarily due to an increase in prescription demand.

FIRAZYR – for the treatment of acute HAE attacks

FIRAZYR product sales were up 23% (up 26% on a Non GAAP CER basis), primarily due to growth in patients on therapy, higher unit sales and a price1 increase taken in January 2015.

VPRIV – Gaucher disease

VPRIV product sales in the first quarter of 2015 were down 1% (up 6% on a Non GAAP CER basis), reflecting the negative impact of foreign exchange, as expected, partially offset by higher unit sales as the Company has seen an increase in the number of patients on therapy.

PENTASA – Ulcerative Colitis

PENTASA product sales increased in the first quarter of 2015 (up 9%) driven by price1 increases taken since the first quarter of 2014 and higher stocking, partially offset by higher sales deductions as a percentage of product sales and decrease in prescription demand.

INTUNIV – ADHD

INTUNIV product sales were down 79% in the first quarter of 2015 reflecting the impact of generic competition from December 2014, which resulted in lower prescription demand, significantly higher sales deductions as a percentage of product sales and a higher level of destocking.

GATTEX/REVESTIVE – Short Bowel Syndrome (“SBS”)

Shire acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and recorded sales of $14.9 million (up 44% on a pro-forma basis(3))for the period subsequent to acquisition. The inclusion of GATTEX /REVESTIVE contributed 1 percentage point to Shire’s total product sales growth in the quarter.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 Sales prior to January 24, 2014 were recorded by ViroPharma, prior to the acquisition by Shire.

3 Sales prior to February 21, 2015 were recorded by NPS, prior to the acquisition by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	March 31,	March 31,
	2015	2014	Change
	$’M	$’M	%
INTUNIV	21.7	-	n/a
SENSIPAR/MIMPARA	10.4	-	n/a
ADDERALL XR	8.5	9.0	-6
FOSRENOL	8.4	12.8	-34
3TC and ZEFFIX	7.5	7.5	-
Other	6.3	3.0	+110

Total royalties	62.8	32.3	+94

Royalty income increased by 94% in the first quarter of 2015 due to the inclusion of royalties receivable from Actavis on its generic sales of INTUNIV, and inclusion for the first time of royalty income receivable from Amgen’s sales of SENSIPAR/MIMPARA, following the acquisition of NPS Pharma by Shire.

Cost of product sales

Cost of product sales decreased to $227.8 million for the three months to March 31, 2015 (16% of product sales), from $229.5 million in the corresponding period in 2014 (18% of product sales). Cost of product sales as a percentage of product sales decreased by 2% in the first quarter of 2015, due to lower charges on the unwind of the fair value adjustment on acquired inventories.

For the three months to March 31, 2015 cost of product sales included depreciation of $11.7 million (2014: $10.2 million).

R&D

R&D expenditure decreased by 46% to $193.7 million for the three months to March 31, 2015 (14% of product sales), compared to $360.5 million in the corresponding period in 2014 (28% of product sales), as the first quarter of 2014 included an impairment charge of $166.0 million related to the SHP602 IPR&D intangible asset. Excluding this impairment charge, R&D expenditure in the three months to March 31, 2015 slightly decreased by $0.8 million, as increased investment behind programs acquired through business development activities since the first quarter of 2014, and increased spend on Shire’s existing pipeline programs, was more than offset by the effect of the completion of several large Phase 3 programs since the first quarter of 2014 including new uses for LDX.

R&D in the three months to March 31, 2015 included depreciation of $2.8 million (2014: $5.8 million).

SG&A

SG&A expenditure increased by 18% to $506.6 million (36% of product sales) from $430.3 million (33% of product sales), due to increased SG&A spend in relation to the launch of VYVANSE for the treatment of moderate to severe BED in adults, the inclusion of SG&A costs related to NPS Pharma, higher intangible asset amortization and costs incurred in respect of employee retention awards following AbbVie’s terminated offer for Shire.

For the three months to March 31, 2015 SG&A included depreciation of $17.8 million (2014: $20.8 million) and amortization of $88.3 million (2014: $57.8 million).

Gain on sale of product rights

For the three months to March 31, 2015 Shire recorded a net gain on sale of non-core product rights of $5.2 million (2014: $36.4 million). The gain in the first quarter of 2014 reflected a gain of $43.5 million on the sale of certain CALCICHEW trademarks to Takeda partially offset by the re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA.

Reorganization costs

For the three months to March 31, 2015 Shire recorded reorganization costs of $15.2 million (2014:  $49.4 million). Costs in the first quarter of 2015 primarily related to the relocation of roles from Chesterbrook to Lexington as part of the ongoing One Shire reorganization. In 2014 these costs related to the implementation of the new One Shire operating structure.

Integration and acquisition costs

For the three months to March 31, 2015 Shire recorded integration and acquisition costs of $75.7 million primarily related to the acquisition and integration of NPS Pharma.

In the first quarter of 2014 Shire recorded integration and acquisition costs of $6.6 million. This net charge included costs of $65.8 million related to the acquisition and integration of ViroPharma, partially offset by a net credit of $59.2 million relating to the change in fair values of contingent consideration liabilities.

Interest expense

For the three months to March 31, 2015 Shire incurred interest expense of $9.6 million (2014: $7.8 million). Interest expense in the first quarter of 2015 primarily related to interest and the amortization of financing fees incurred on borrowings to fund the NPS Pharma acquisition. Interest expense in the first quarter of 2014 principally related to interest and amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition.

Taxation
The effective rate of tax in the first quarter of 2015 was 12% (2014: 17%).

The effective rate of tax in the first quarter of 2015 is lower than the same period in 2014 primarily due to changes in profit mix and the adverse impact in the first quarter of 2014 of the re-measurement of deferred tax as a result of the ViroPharma acquisition.

Discontinued operations

The loss from discontinued operations for the three months to March 31, 2015 was $2.5 million net of tax (2014: $22.7 million) relating to costs associated with the divestment of the DERMAGRAFT business in 2014.

Financial condition at March 31, 2015 and December 31, 2014

Cash & cash equivalents

Cash and cash equivalents decreased by $2,908.1 million to $74.3 million at March 31, 2015 (December 31, 2014: $2,982.4 million), primarily due to the use of existing cash and cash equivalents to fund the acquisition of NPS Pharma and Meritage.

Accounts receivable, net

Accounts receivable, net increased by $81.2 million to $1,116.3 million at March 31, 2015 (December 31, 2014: $1,035.1 million), primarily due to the increase in revenue. Days sales outstanding increased to 47 days (December 31, 2014: 43 days).

Goodwill

Goodwill increased by $1,703.8 million to $4,178.7 million at March 31, 2015 (December 31, 2014: $2,474.9 million), principally due to the acquisitions of NPS Pharma and Meritage.

Other intangible assets, net

Other intangible assets increased by $5,045.6 million to $9,980.0 million at March 31, 2015 (December 31, 2014: $4,934.4 million), principally due to the intangible assets acquired with NPS Pharma and Meritage, offset by intangible asset amortization.

Short term borrowing

Short term borrowings increased by $1,720.2 million to $2,570.2 million at March 31, 2015 (December 31, 2014: $850.0 million), reflecting the utilization of short term debt facilities to partially fund the acquisition of NPS Pharma and the recognition of secured non-recourse debt liabilities assumed as part of the NPS Pharma acquisition.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $1,699.3 million to $2,909.9 million at March 31 2015 (December 31, 2014: $1,210.6 million) primarily due to deferred tax liabilities arising on intangible assets partially offset by deferred tax assets arising on tax attributes both acquired with NPS Pharma and Meritage.

Other non-current liabilities

Other non-current liabilities increased by $107.3 million to $844.0 million at March 31, 2015 (December 31, 2014: $736.7 million) principally due to the recognition of contingent consideration payable in respect of the Meritage acquisition.

Liquidity and capital resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on business combinations, in-licenses and collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Benefit Trust of Shire shares in the market to satisfy awards granted under Shire’s employee share plans; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s balance sheet includes $74.3 million of cash and cash equivalents at March 31, 2015.

Shire has a revolving credit facility of $2,100 million which matures in 2019, $845 million of which was utilized as March 31, 2015 to partially finance the purchase price paid in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

In connection with its acquisition of NPS Pharma, on January 11, 2015 the Company also entered into a $850 million term loan facility agreement, which matures on January 10, 2016, with, among others, Citi Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”). At March 31, 2015 the 2015 Facility Agreement was fully utilized and recorded within short term borrowings. The Company also assumed non-recourse secured debt obligations of $106 million as part of the NPS Pharma acquisition. See Note 13 in Part 1 of this Form 10-Q for details.

In connection with its acquisition of ViroPharma, on November 11, 2013 the Company also entered into a $2,600 million term loan facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “2013 Facilities Agreement”). Amounts drawn under the 2013 Facilities Agreement were subsequently reduced to $850 million. At March 31, 2015 the 2013 Facilities Agreement comprises an $850 million term loan facility which matures on November 11, 2015, and was fully utilized and recorded within short term borrowings.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash position (excluding restricted cash), as at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	$’M	$’M
Cash and cash equivalents1	74.3	2,982.4
Long term borrowings	(78.7)	-
Short term borrowings	(2,570.2)	(850.0)
Other debt	(13.0)	(13.7)

Total debt	(2,661.9)	(863.7)

Net (debt)/cash2	(2,587.6)	2,118.7

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

Cash flow activity

Net cash provided by operating activities for the three months to March 31, 2015 increased by $315.5 million or 128% to $561.6 million (2014: $246.1 million), primarily due to higher cash receipts from gross product sales, from the timing of rebate payments and the benefit of a net cash tax repayment in the first quarter of 2015 (from the recovery of an over-payment of tax and favorable timing of cash tax payments).

Net cash used in investing activities was $5,177.2 million in the three months to March 31, 2015, principally relating to the cash paid for the acquisition of NPS Pharma of $5,125 million (less cash acquired with NPS Pharma of $42 million) and for the acquisition of Meritage of $75 million.

Net cash used in investing activities was $3,690.2 million in the three months to March 31, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million, net of cash acquired with ViroPharma of $233 million.

Net cash provided by financing activities was $1,709.1 million for the three months to March 31, 2015, principally due to the drawings, net of subsequent repayments, made under Shire’s RCF and 2015 Facility Agreement to partially fund the NPS Pharma acquisition.

Net cash provided by financing activities was $1,345.5 million for the three months to March 31, 2014, principally due to the drawings net of subsequent repayments made under the RCF and 2013 Facilities Agreement used to partially fund the ViroPharma acquisition. In addition the Company paid cash of $533.9 million to settle the convertible debt assumed with ViroPharma, and received cash of $346.7 million upon settlement of a purchased call option acquired with ViroPharma.

Obligations and commitments

Other than the borrowings incurred to finance, or assumed following, the acquisition of NPS, as outlined above, during the three months to March 31, 2015 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 17 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q and PART II: ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of the Company’s exposure to market and other risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As at March 31, 2015 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In February 2015 the company acquired NPS Phama which represents a change in the Company's internal control over financial reporting. Management is continuing to integrate the NPS Pharma internal controls over financial reporting with those of the Company. Excluding the NPS Pharma acquisition, there has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Note 15 to the unaudited consolidated financial statements included in PART I: ITEM 1 of this Form 10-Q.

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

(1)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire’s Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire’s Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.

(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.

(9)	Incorporated by reference to Exhibit 2.2 to Shire’s Form 8-K filed on July 24, 2014.

(10)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on October 22, 2014.

(11)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 12, 2015.

(12)	Incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008.

(13)	Incorporated by reference to Exhibit 3.1 to Shire’s Form 8-K filed on May 1, 2014.

(14)	Incorporated by reference to Exhibit 4.01 to Shire’s Form 8-K filed on May 23, 2008.

(15)	Incorporated by reference to Exhibit 4.02 to Shire’s Form 8-K filed on May 23, 2008.

(16)	Incorporated by reference to Exhibit 4.03 to Shire’s Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 4.04 to Shire’s Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 4.05 to Shire’s Form 10-K filed on February 27, 2009.

(19)	Incorporated by reference to Exhibit (a) to Shire’s Form F-6 filed on April 27, 2011.

(20)	Incorporated by reference to Exhibit 99.1 to Shire’s Form 8-K filed on February 23, 2007.

(21)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on May 1, 2007.

(22)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on August 2, 2007.

(24)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on August 2, 2007.

(25)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on August 2, 2007.

(26)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on May 23, 2008.

(27)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on May 23, 2008.

(28)	Incorporated by reference to Exhibit 10.09 to Shire’s Form 10-K/A filed on May 30, 2008.

(29)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 10-Q filed on November 7, 2006.

(30)	Incorporated by reference to Exhibit 10.2 to Shire’s Form 10-Q filed on November 7, 2006.

(31)	Incorporated by reference to Exhibit 10.3 to Shire’s Form 10-Q filed on November 7, 2006.

(32)	Incorporated by reference to Exhibit 10.03 to Shire’s Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.06 to Shire’s Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.13 to Shire’s Form 10-K filed on March 12, 2004.

(35)	Incorporated by reference to Exhibit 10.01 to Shire’s Form 8-K filed on November 25, 2005.

(36)	Incorporated by reference to Exhibit 10.02 to Shire’s Form 8-K filed on November 25, 2005.

(37)	Incorporated by reference to Exhibit 10.04 to Shire’s Form 8-K filed on May 23, 2008.

(38)	Incorporated by reference to Exhibit 10.05 to Shire’s Form 8-K filed on May 23, 2008.

(39)	Incorporated by reference to Exhibit 10.07 to Shire’s Form 8-K filed on May 23, 2008.

(40)	Incorporated by reference to Exhibit 10.23 to Shire’s Form 10-Q filed on November 10, 2008.

(41)	Incorporated by reference to Exhibit 10.24 to Shire’s Form 10-Q filed on November 10, 2008.

(42)	Incorporated by reference to Exhibit 10.25 to Shire’s Form 10-Q filed on May 7, 2009.

(43)	Incorporated by reference to Exhibit 10.27 to Shire’s Form 10-Q filed on May 6, 2010.

(44)	Incorporated by reference to Exhibit 10.28 to Shire’s Form 10-K filed on February 23, 2011.

(45)	Incorporated by reference to Exhibit 10.29 to Shire’s Form 10-K filed on February 25, 2013.

(46)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.

(47)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.

(48)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

(49)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

(50)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 17, 2014.

(51)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on January 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2015	/s/ Flemming Ornskov Flemming Ornskov Chief Executive Officer

Date: May 5, 2015	/s/ Jeffrey Poulton Jeffrey Poulton Chief Financial Officer