Form 10-Q
period 2015-06-30
Shire plc
filed 2015-07-30
CIK 936402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

Yes [ ]           No [X]

As at July 17, 2015 the number of outstanding ordinary shares of the Registrant was 600,479,791.

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

CALCICHEW® (trademark of Takeda Nycomed AS)

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

NATPAR® (parathyroid hormone)

NATPARA® (parathyroid hormone (rDNA))

PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))

PLENADREN® (hydrocortisone, modified release tablet)

REGPARA® (cinacalcet HCl)

REPLAGAL® (agalsidase alfa)

RESOLOR® (prucalopride)

REVESTIVE® (teduglutide)

SENSIPAR® (cinacalcet HCl)

VANCOCIN® (trademark of ANI Pharmaceuticals Inc.)

VPRIV® (velaglucerase alfa)

VYVANSE® (lisdexamfetamine dimesylate)

XAGRID® (anagrelide hydrochloride)

ZEFFIX® (trademark of GSK)

3TC® (trademark of GSK)

SHIRE PLC

Form 10-Q for the three months to June 30, 2015

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2015	2014
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		64.0	2,982.4
Restricted cash		74.0	54.6
Accounts receivable, net	5	1,099.2	1,035.1
Inventories	6	632.8	544.8
Deferred tax asset		455.4	344.7
Prepaid expenses and other current assets	8	221.6	221.5
Total current assets		2,547.0	5,183.1

Non-current assets:
Investments		50.0	43.7
Property, plant and equipment, net (“PP&E”)		816.7	837.5
Goodwill	9	4,173.2	2,474.9
Other intangible assets, net	10	9,310.4	4,934.4
Deferred tax asset		107.9	112.1
Other non-current assets		25.3	46.4
Total assets		17,030.5	13,632.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	1,939.7	1,909.4
Short-term borrowings	13	2,229.9	850.0
Other current liabilities	12	145.5	262.5
Total current liabilities		4,315.1	3,021.9

Non-current liabilities:
Long-term borrowings	13	73.9	-
Deferred tax liability		2,808.4	1,210.6
Other non-current liabilities	14	718.7	736.7
Total liabilities		7,916.1	4,969.2
Commitments and contingencies	15	-	-

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		June 30,	December 31,
		2015	2014
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 600.5 million shares issued and outstanding (2014: 1,000 million shares authorized; and 599.1 million shares issued and outstanding)		58.9	58.7
Additional paid-in capital		4,409.3	4,338.0
Treasury stock: 9.8 million shares (2014: 10.6 million shares)		(323.5)	(345.9)
Accumulated other comprehensive loss	16	(111.5)	(31.5)
Retained earnings		5,081.2	4,643.6
Total equity		9,114.4	8,662.9
Total liabilities and equity		17,030.5	13,632.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	6 months to	6 months to
		June 30,	June 30,	June 30,	June 30,
		2015	2014	2015	2014
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,476.2	1,469.6	2,899.4	2,777.7
Royalties		79.1	29.2	141.9	61.5
Other revenues		2.3	3.3	4.7	9.7
Total revenues		1,557.6	1,502.1	3,046.0	2,848.9
Costs and expenses:
Cost of product sales		228.0	277.0	455.8	506.5
Research and development(1)		775.9	236.9	969.6	597.4
Selling, general and administrative(1)		627.3	496.2	1,133.9	926.5
Gain on sale of product rights		(7.1)	(3.8)	(12.3)	(40.2)
Reorganization costs	3	13.3	45.8	28.5	95.2
Integration and acquisition costs	4	(212.4)	112.1	(136.7)	118.7
Total operating expenses		1,425.0	1,164.2	2,438.8	2,204.1

Operating income from continuing operations		132.6	337.9	607.2	644.8

Interest income		0.6	18.7	2.6	19.2
Interest expense		(11.3)	(11.1)	(20.9)	(18.9)
Other (expense)/income, net		(2.0)	3.3	2.3	8.0
Total other (expense)/ income, net		(12.7)	10.9	(16.0)	8.3

Income from continuing operations before income taxes and equity in earnings/ (losses) of equity method investees		119.9	348.8	591.2	653.1
Income taxes	21	44.1	176.5	(13.3)	125.9
Equity in earnings/ (losses) of equity method investees, net of taxes		0.1	3.0	(0.9)	2.4
Income from continuing operations, net of taxes		164.1	528.3	577.0	781.4
Loss from discontinued operations, net of taxes[1]	7	(4.5)	(5.2)	(7.0)	(27.9)
Net income		159.6	523.1	570.0	753.5

(1)	Research and development (“R&D”) includes IPR&D intangible asset impairment charges of $523.3 million for the three months to June 30, 2015 (2014: $22.0 million) and $523.3 million for the six months to June 30, 2015 (2014: $188.0 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $131.3 million for the three months to June 30, 2015 (2014: $61.2 million) and $219.6 million for the six months to June 30, 2015 (2014: $119.0 million).

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		6 months to		6 months to
		June 30,		June 30,		June 30,		June 30,
	Notes	2015		2014		2015		2014
Earnings per ordinary share - basic

Earnings from continuing operations		27.8	c	90.1	c	97.8	c	133.6	c
Loss from discontinued operations	1	(0.8	c)	(0.9	c)	(1.2	c)	(4.8	c)

Earnings per ordinary share - basic		27.0	c	89.2	c	96.6	c	128.8	c

Earnings per ordinary share - diluted

Earnings from continuing operations		27.7	c	89.5	c	97.3	c	132.3	c
Loss from discontinued operations	1	(0.8	c)	(0.9	c)	(1.2	c)	(4.7	c)
Earnings per ordinary share - diluted		26.9	c	88.6	c	96.1	c	127.6	c
Weighted average number of shares (millions):
Basic	19	590.5		586.4		589.8		585.3
Diluted	19	593.2		590.3		593.0		590.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	$'M	$'M	$'M	$'M
Net income	159.6	523.1	570.0	753.5
Other comprehensive income:
Foreign currency translation adjustments	46.2	11.9	(83.3)	10.2
Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $nil, $0.4 million, $nil and $2.1 million)	2.6	(0.6)	3.3	3.7
Comprehensive income	208.4	534.4	490.0	767.4

The components of accumulated other comprehensive income as at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
	$’M	$’M
Foreign currency translation adjustments	(109.0)	(25.7)
Unrealized holding loss on available-for-sale securities, net of taxes	(2.5)	(5.8)
Accumulated other comprehensive loss	(111.5)	(31.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive loss $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2015	599.1	58.7	4,338.0	(345.9)	(31.5)	4,643.6	8,662.9
Net income	-	-	-	-	-	570.0	570.0
Other comprehensive loss, net of tax	-	-	-	-	(80.0)	-	(80.0)
Options exercised	1.4	0.2	-	-	-	-	0.2

Share-based compensation	-	-	44.3	-	-	-	44.3

Tax benefit associated with exercise of stock options	-	-	27.0	-	-	-	27.0

Shares released by employee benefit trust to satisfy exercise of stock options	-	-	-	22.4	-	(22.2)	0.2

Dividends	-	-	-	-	-	(110.2)	(110.2)
As at June 30, 2015	600.5	58.9	4,409.3	(323.5)	(111.5)	5,081.2	9,114.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the six months to June 30, 2015 Shire plc declared and paid dividends of 19.09 US cents per ordinary share (equivalent to 57.27 US cents per ADS) totalling $110.2 million.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	6 months to	6 months to
	June 30,	June 30,
	2015	2014
	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	570.0	753.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291.8	204.8
Share-based compensation	44.3	55.7
Change in fair value of contingent consideration	(255.7)	21.4
Impairment of intangible assets	523.3	188.0
Write down of assets	-	13.0
Gain on sale of product rights	(12.3)	(40.2)
Unwind of inventory fair value step-ups	16.3	72.5
Other, net	11.1	14.1
Movement in deferred taxes	(79.4)	25.3
Equity in losses/(earnings) of equity method investees	0.9	(2.4)

Changes in operating assets and liabilities:
Increase in accounts receivable	(84.9)	(37.3)
Increase in sales deduction accruals	37.3	106.0
Increase in inventory	(37.4)	(11.7)
Decrease/(increase) in prepayments and other assets	28.4	(137.5)
Decrease in accounts and notes payable and other liabilities	(39.8)	(145.1)
Net cash provided by operating activities (A)	1,013.9	1,080.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(19.5)	(11.9)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(5,249.2)	(4,018.3)
Purchases of non-current investments	(4.9)	(3.1)
Purchases of PP&E	(39.8)	(19.1)
Proceeds from short-term investments	67.0	56.3
Proceeds received on sale of product rights	8.8	52.8
Proceeds from disposal of non-current investments	4.4	8.0
Other, net	(0.9)	(2.8)
Net cash used in investing activities (B)	(5,234.1)	(3,938.1)

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	6 months to	6 months to
	June 30,	June 30,
	2015	2014
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,925.6	2,310.8
Repayment of revolving line of credit and short term borrowings	(1,530.9)	(1,251.6)
Repayment of debt acquired through business combinations	-	(551.5)
Proceeds from ViroPharma call options	-	346.7
Payment of dividend	(110.2)	(99.6)
Excess tax benefit associated with exercise of stock options	27.0	29.1
Contingent consideration payments	(4.5)	(10.3)
Other, net	(4.5)	(0.3)
Net cash provided by financing activities(C)	1,302.5	773.3
Effect of foreign exchange rate changes on cash and cash equivalents (D)	(0.7)	(1.1)
Net decrease in cash and cash equivalents(A+B+C+D)	(2,918.4)	(2,085.8)
Cash and cash equivalents at beginning of period	2,982.4	2,239.4
Cash and cash equivalents at end of period	64.0	153.6

Supplemental information associated with continuing operations:

	6 months to	6 months to
	June 30,	June 30,
	2015	2014
	$’M	$’M

Interest paid	(9.9)	(7.7)
Income taxes repaid	65.2	248.0
Income taxes paid	(65.2)	(165.1)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period and the Company believes that the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results to be expected for the full year.

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

Adopted during the period

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014 the Financial Accounting Standards Board (“FASB”) issued guidance on the reporting of discontinued operations and disclosures of disposals of components of an entity. The amendments in this update revise the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The guidance requires expanded disclosures for discontinued operations which provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The guidance also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting.

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

In July 2015 the FASB decided to defer the effective date of the guidance by one year. Based on this deferral, public entities would need to apply the new guidance for annual reporting periods beginning after December 15, 2017, and interim periods therein. The Company is currently evaluating the impact of adopting this guidance.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015 the FASB issued guidance to simplify the customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. An entity can elect to adopt the guidance either a) prospectively to all arrangements entered into or materially modified after the effective date or b) retrospectively. The Company is currently evaluating the impact of adopting this guidance.

2.	Business combinations

Acquisition of NPS Pharma

On February 21, 2015 Shire completed its acquisition of 100% of the outstanding share capital of NPS Pharma. The acquisition-date fair value of cash consideration paid on closing was $5,220 million.

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

The amount of NPS Pharma’s post-acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the three months to June 30, 2015 were $80.9 million and $108.7 million respectively. The pre-tax loss includes charges on the unwind of inventory fair value adjustments of $5.2 million, intangible asset amortization of $71.4 million and integration costs of $43.3 million.

The amount of NPS Pharma’s post-acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the six months to June 30, 2015 were $107.1 million and $159.9 million respectively. The pre-tax loss includes charges on the unwind of inventory fair value adjustments of $15.1 million, intangible asset amortization of $101.5 million and integration costs of $60.7 million.

During the second quarter of 2015, within the measurement period, the Company obtained both additional and improved information about the acquisition-date fair value of NPS Pharma inventories. This information included: an assessment and alignment of NPS Pharma’s policy for classifying inventories as raw material, work-in-progress or finished goods with that of Shire; insight into the amount and carrying value of short-lived inventories; and insight into inventories which were available for commercial sale that were previously expensed by NPS Pharma as they were manufactured prior to the necessary regulatory approval. The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, including the measurement periods adjustment with respect to inventories and certain other immaterial measurement period adjustments, is outlined below:

Preliminary
Fair value
$’M

ASSETS
Current assets:
Cash and cash equivalents	41.6
Short-term investments	67.0
Accounts receivable	33.4
Inventories	89.4
Deferred tax assets	156.3
Other current assets	11.1
Total current assets	398.8

Non-current assets:
PP&E	4.8
Goodwill	1,679.4
Other intangible assets
- currently marketed products	4,640.0
- royalty rights (categorized as "Other amortized intangible assets" )	353.0
Total assets	7,076.0
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	72.5
Short-term debt	27.4

Non-current liabilities:
Long-term debt, less current portion	78.9
Deferred tax liabilities	1,673.1
Other non-current liabilities	4.5
Total liabilities	1,856.4

Fair value of identifiable assets acquired and liabilities assumed	5,219.6

Consideration	_______________
Cash consideration paid	5,219.6

The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. In particular the fair values of intangible assets and current and deferred tax assets and liabilities are preliminary pending receipt of the final valuations for those items. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $4,640.0 million relate to intellectual property rights acquired for NPS Pharma’s currently marketed products, primarily attributed to NATPARA/NATPAR, and GATTEX/REVESTIVE. The fair value of the currently marketed products is preliminary and has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

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

(c) Goodwill

Goodwill arising of $1,679.4 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of NPS Pharma with the operations of Shire, particularly those synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the three and six months to June 30, 2015 the Company expensed costs of $47.8 million and $117.7 million respectively, relating to the acquisition and post-acquisition integration of NPS Pharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

	6 months to		6 months to
	June 30,		June 30,
	2015		2014
	$’M		$’M
Revenues	3,075.9		2,949.0

Net income from continuing operations	526.6		565.7

Per share amounts:
Net income from continuing operations per share - basic	95.9	c	96.6	c

Net income from continuing operations per share - diluted	95.4	c	95.8	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to decrease net income by $107.2 million for the period to June 30, 2014 to reflect acquisition costs incurred by Shire and NPS Pharma, and increase net income by $107.2 million for the period to June 30, 2015 to eliminate acquisition costs incurred;

(ii)	an adjustment to decrease net income by $9.2 million for the period to June 30, 2014 to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the period to June 30, 2015;

(iii)	an adjustment of $11.1 million in the period to June 30, 2014 to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of NPS Pharma and the amortization of related deferred debt issuance costs;

(iv)	an adjustment to increase amortization expense by approximately $21.1 million in the period to June 30, 2015 and $83.6 million in the period to June 30, 2014 related to amortization of the fair value of identifiable intangible assets acquired and the elimination of NPS Pharma’s historical intangible asset amortization expense; and

The adjustments above are stated net of their tax effects, where applicable.

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

Unaudited pro forma financial information to present the combined results of operations of Shire and Meritage is not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Acquisition of ViroPharma Incorporated (“ViroPharma”)

On January 24, 2014 Shire completed its acquisition of 100% of the outstanding share capital of ViroPharma. The acquisition-date fair value of cash consideration paid on closing was $3,997 million.

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

Acquisition date fair value
$’M
Identifiable assets acquired and liabilities assumed

ASSETS
Current assets:
Cash and cash equivalents	232.6
Short-term investments	57.8
Accounts receivable	52.2
Inventories	203.6
Deferred tax assets	100.7
Purchased call option	346.7
Other current assets	50.9
Total current assets	1,044.5

Non-current assets:
PP&E	24.7
Goodwill	1,655.5
Other intangible assets
- Currently marketed products	2,320.0
- In-Process Research and Development (“IPR&D”)	315.0
Other non-current assets	10.4
Total assets	5,370.1
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	122.7
Convertible bond	551.4

Non-current liabilities:
Deferred tax liabilities	603.5
Other non-current liabilities	95.5
Total liabilities	1,373.1
Fair value of identifiable assets acquired and liabilities assumed	3,997.0

Consideration
Cash consideration paid	3,997.0

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

In 2014 certain aspects of the One Shire program were temporarily put on hold due to AbbVie’s offer for Shire, which was terminated in October 2014. Subsequent to the termination of AbbVie’s offer, Shire announced on November 10, 2014 its plans to relocate over 500 positions to Lexington, Massachusetts from its Chesterbrook, Pennsylvania, site and establish Lexington as the Company’s US operational headquarters in continuation of the One Shire efficiency program. This relocation will streamline business globally through two principal locations, Massachusetts and Switzerland, with support from regional and country-based offices around the world.

In the three and six months to June 30, 2015 the Company incurred reorganization costs totaling $13.3 million and $28.5 million, respectively relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $274.0 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the end of 2015. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $102 million will be expensed as incurred during 2015.

The liability for reorganization costs arising from the One Shire business reorganization at June 30, 2015 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		June 30,
	2015	organization	Paid/Utilized	2015
	$'M	$'M	$'M	$'M

Involuntary termination benefits	38.0	19.7	(26.4)	31.3
Other reorganization costs	-	8.8	(6.9)	1.9
	38.0	28.5	(33.3)	33.2

At June 30, 2015 the closing reorganization cost liability was recorded within accounts payable and accrued expenses.

4.	Integration and acquisition costs

For the three and six months to June 30, 2015 Shire recorded a net credit to integration and acquisition costs of $212.4 million and $136.7 million respectively. The net credit principally comprises (i) costs related to the acquisition and integration of NPS Pharma ($47.8 million and $117.7 million in the three and six months to June 30, 2015 respectively), offset by (ii) a net credit relating to the change in the fair value of contingent consideration liabilities of $258.1 million and $255.7 million in the three and six months to June 30, 2015 respectively. The net credit relating to the change in fair value of contingent consideration liabilities principally relates to the acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”), reflecting a lower probability of success for the SHP625 asset (for the treatment of cholestatic liver diseases) following the receipt of data from certain Phase 2 studies, and the acquisition of Lotus Tissue Repair, Inc. (“Lotus Tissue Repair”), reflecting a lower probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”)) as a result of certain preclinical toxicity findings (see note 10 for further details).

In the three and six months to June 30, 2014 Shire recorded integration and acquisition costs of $112.1 million and $118.7 million respectively. In the three months to June 30, 2014 the charge comprised an $80.6 million net charge on the fair value of contingent consideration liabilities (principally in relation to the acquisition of SARcode Bioscience Inc. (“SARcode”), reflecting Shire’s increased confidence in the SHP606 asset) and $31.5 million relating to the acquisition and integration of ViroPharma. In the six months to June 30, 2014 the charge comprised $97.3 million relating to the acquisition and integration of ViroPharma and a net charge on the fair value of contingent consideration liabilities of $21.4 million (principally in relation to SARcode, as outlined above, offset by credits in relation to the acquisition of FerroKin BioSciences, Inc., reflecting the decision to place the Phase 2 clinical trial for SHP602 on clinical hold).

5.	Accounts receivable, net

Accounts receivable at June 30, 2015 of $1,099.2 million (December 31, 2014: $1,035.1 million), are stated net of a provision for discounts and doubtful accounts of $53.5 million (December 31, 2014: $48.5 million).

Provision for discounts and doubtful accounts:

	2015	2014
	$’M	$’M
As at January 1,	48.5	47.9
Provision charged to operations	186.6	163.1
Provision utilization	(181.6)	(165.7)
As at June 30,	53.5	45.3

At June 30, 2015 accounts receivable included $69.8 million (December 31, 2014: $59.0 million) related to royalty income.

6.	Inventories

Inventories are stated at the lower of cost or market. Inventories comprise:

	June 30,	December 31,
	2015	2014
	$’M	$’M
Finished goods	136.8	136.0
Work-in-progress	383.1	305.3
Raw materials	112.9	103.5
	632.8	544.8

7.	Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. In the three and six months to June 30, 2015 the Company recorded a loss, net of tax of $4.5 million (2014: $5.2 million) and $7.0 million (2014: $27.9 million) respectively, primarily relating to costs associated with the divestment.

8.	Prepaid expenses and other current assets

	June 30,	December 31,
	2015	2014
	$’M	$’M
Prepaid expenses	57.9	36.9
Income tax receivable	107.7	121.5
Value added taxes receivable	17.4	13.8
Other current assets	38.6	49.3
	221.6	221.5
9.	Goodwill

	June 30,	December 31,
	2015	2014
	$’M	$’M
Goodwill arising on businesses acquired	4,173.2	2,474.9

In the six months to June 30, 2015 the Company completed the acquisitions of NPS Pharma and Meritage, which resulted in aggregate goodwill with a preliminary value of $1,720.5 million (see Note 2 for details).

	2015	2014
	$’M	$’M
As at January 1,	2,474.9	624.6
Acquisitions	1,720.5	1,662.7
Foreign currency translation	(22.2)	(3.9)
As at June 30,	4,173.2	2,283.4

10.	Other intangible assets, net

	June 30,	December 31,
	2015	2014
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	9,416.1	4,816.9
Other intangible assets[1]	375.0	30.0
	9,791.1	4,846.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,182.2	1,550.0
	10,973.3	6,396.9

Less: Accumulated amortization	(1,662.9)	(1,462.5)
	9,310.4	4,934.4

1.	Other intangible assets primarily comprises of royalty right assets acquired with NPS Pharma.

The change in the net book value of other intangible assets for the six months to June 30, 2015 and 2014 is shown in the table below:

	Other intangible assets
	2015	2014
	$’M	$’M
As at January 1,	4,934.4	2,312.6
Acquisitions	5,167.8	3,321.4
Amortization charged	(219.6)	(119.0)
Impairment charges	(523.3)	(188.0)
Foreign currency translation	(48.9)	(1.5)
As at June 30,	9,310.4	5,325.5

In the six months to June 30, 2015 the Company acquired intangible assets totaling $5,168 million, relating to the fair value of intangible assets for currently marketed products and royalty right assets acquired with NPS Pharma of $4,993 million and IPR&D assets of $175 million acquired with Meritage (see Note 2 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the six months to June 30, 2015 the Company identified indicators of impairment in respect of its SHP625 (for the treatment of cholestatic liver disease), and SHP608 (for the treatment of DEB) IPR&D assets.

The indicators of impairment related to SHP625 in the second quarter of 2015 included the results of two Phase 2 studies, comprising a 13-week study of 20 paediatric patients with Alagille syndrome (“ALGS”), a 13 week, double blind, placebo-controlled trial in combination with ursodeoxycholic acid (“UDCA”) for patients with Primary Biliary Cirrhosis (“PBC”), and preliminary results from a 72 week open label Phase 2 study in Progressive Familial Intrahepatic Cholestasis (“PFIC”). Although both the ALGS and PBC trials indicated a reduction in bile serum acids in the SHP625 treated group, neither of these trials met their primary or secondary endpoints. The interim analysis in the PFIC trial was based on the first 12 subjects who completed 13 weeks of treatment per protocol. There was no statistically significant reduction in mean serum bile acid levels from baseline. A change from baseline analysis was planned as there is no placebo treatment arm in this study. However, changes from baseline for pruritus did reach statistical significance.

Following these trial results, the Company reviewed the recoverability of its SHP625 IPR&D asset in the second quarter of 2015 and recorded an impairment charge of $346.6 million (within R&D expenses in the consolidated statement of income) to record the SHP625 IPR&D asset to its revised fair value of $120.4 million. This fair value was based on the revised discounted cash flow forecasts associated with SHP625, which included a reduced probability of achieving regulatory approval.

For SHP608, preclinical toxicity findings in the second quarter of 2015 have led to a significant reduction in the probability of achieving regulatory approval of this asset. As a result, the Company recorded an impairment charge of $176.7 million within R&D expenses in the consolidated statement of income to fully write off the SHP608 IPR&D asset.

The fair values of the related contingent consideration liabilities arising from the Lumena and Lotus Tissue Repair acquisitions (through which Shire acquired SHP625 and SHP608 respectively) have also been reduced, resulting in a credit of $280.0 million being recorded in Integration and acquisition costs.

In the six months to June 30, 2014 the Company identified indicators of impairment in respect of its SHP602 (iron chelating agent for the treatment of iron overload secondary to chronic transfusion) and SHP613 (for the treatment of improvement in patency of arteriovenous access in hemodialysis patients) IPR&D assets. The Company therefore reviewed the recoverability of its SHP602 and SHP613 IPR&D assets and recorded an impairment charge of $166.0 million and $22.0 million, respectively, within R&D expenses in the consolidated statement of income to record the IPR&D assets to their revised fair value.

Management estimates that the annual amortization charge in respect of intangible assets held at June 30, 2015 will be approximately $476 million for each of the five years to June 30, 2020. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.	Accounts payable and accrued expenses

	June 30,	December 31,
	2015	2014
	$’M	$’M
Trade accounts payable and accrued purchases	286.8	247.7
Accrued rebates – Medicaid	606.5	563.9
Accrued rebates – Managed care	310.7	318.2
Sales return reserve	137.5	131.7
Accrued bonuses	121.0	150.7
Accrued employee compensation and benefits payable	150.3	109.1
R&D accruals	66.5	88.3
Other accrued expenses	260.4	299.8
	1,939.7	1,909.4

12.	Other current liabilities

	June 30,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	60.6	16.2
Value added taxes	19.5	16.6
Contingent consideration payable	19.5	194.5
Other current liabilities	45.9	35.2
	145.5	262.5

13.	Borrowings

	June 30,	December 31,
	2015	2014
	$’M	$’M
Short term borrowings:
Borrowings under the 2015 Facility Agreement	850.0	-
Borrowings under the 2013 Facilities Agreement	400.0	850.0
Borrowings under the RCF	920.0	-
Borrowings under short term Credit lines	50.0	-
Secured non-recourse debts	9.9	-
	2,229.9	850.0
Long term borrowings:
Secured non-recourse debts	73.9	-
	2,303.8	850.0

Term Loan Agreements

2015 Facility Agreement

On January 11, 2015, Shire entered into an $850 million Facility Agreement with, among others, CitiGroup Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”).  At June 30, 2015 the 2015 Facility Agreement, which matures on January 10, 2016, was fully utilized. The maturity date may be extended twice, at Shire’s option, by six months on each occasion.

The 2015 Facility Agreement has been used to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs). See the Company’s 2014 Annual Report on Form 10-K for details of the 2015 Facility Agreement.

2013 Facilities Agreement

On November 11, 2013, Shire entered into a $2,600 million facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as mandated lead arranger and bookrunner) (the “2013 Facilities Agreement”).  The 2013 Facilities Agreement comprised two credit facilities: (i) a $1,750 million term loan facility and (ii) an $850 million term loan facility.

On December 13, 2013 and at various points thereafter, the Company cancelled parts of the $2,600 million term loan facility. At June 30, 2015 the 2013 Facilities Agreement was comprised of a $400 million term loan facility which matures on November 11, 2015 and was fully utilized.

The $400 million remaining borrowing from the 2013 Facilities Agreement was used to partially finance the purchase price payable in respect of Shire’s acquisition of ViroPharma (including certain related costs) during the year ended December 31, 2014. See the Company’s 2014 Annual Report on Form 10-K for details of the 2013 Facilities Agreement.

Revolving Credit Facility (“RCF”)

On December 12, 2014, Shire entered into a $2,100 million RCF with a number of financial institutions. See the Company’s 2014 Annual Report on Form 10-K for details. At June 30, 2015 the Company has utilized $920 million of the RCF to partially finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

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

In May 2015 the Company notified Amgen that it intended to repay in full the remaining non-recourse debt. The repayment was effected on May 15, 2015 by Amgen withholding certain royalties that were due to the Company from SENSIPAR and MIMPARA sales in the first quarter of 2015.

As at June 30, 2015 $9.9 million has been included within Short-term borrowings, and $73.9 million has been included within Long-term borrowings in respect of the remaining obligations to DRI.

Short term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which provide flexibility to short term cash management procedures. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As at June 30, 2015 $50 million was borrowed under these Credit lines.

14.	Other non-current liabilities

	June 30,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	178.9	199.2
Contingent consideration payable	445.2	435.4
Other non-current liabilities	94.6	102.1
	718.7	736.7

15. Commitments and contingencies

(a) Leases

Future minimum lease payments under operating leases at June 30, 2015 are presented below:

Operating
leases
$’M
2015	25.0
2016	42.1
2017	32.6
2018	25.0
2019	20.8
2020	20.0
Thereafter	125.9
291.4

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $24.3 million and $20.8 million for the six months to June 30, 2015 and 2014 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At June 30, 2015 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $48.0 million (being the contractual amounts), providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

Out-licensing arrangements

Shire has entered into various collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $39 million and sales milestones up to an aggregate amount of $46 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the six months to June 30, 2015 Shire received cash in respect of up-front and milestone payments totaling $12.6 million (2014: $1.0 million). In the six months to June 30, 2015 Shire recognized milestone income of $1.0 million (2014: $2.0 million) in other revenues and $23.4 million (2014: $26.4 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At June 30, 2015 the Company had committed to pay approximately $430 million (December 31, 2014: $382 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At June 30, 2015 the Company had committed to pay approximately $310 million (December 31, 2014: $384 million) in respect of contract manufacturing. The Company expects to pay $107 million of these commitments in 2015.

(iii)	Other purchasing commitments

At June 30, 2015 the Company had committed to pay approximately $275 million (December 31, 2014: $265 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $266 million of these commitments in 2015.

(iv)	Investment commitments

At June 30, 2015 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $58 million (December 31, 2014: $67 million) which may all be payable in 2015, depending on the timing of capital calls. The investment commitments include additional funding to certain VIEs of which Shire is not the primary beneficiary.

(v)	Capital commitments

At June 30, 2015 the Company had committed to spend $9 million (December 31, 2014: $3 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At June 30, 2015, provisions for litigation losses, insurance claims and other disputes totaled $8.5 million (December 31, 2014: $16.9 million).

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

VYVANSE

In May and June 2011, Shire was notified that six separate Abbreviated New Drug Applications ("ANDAs") were submitted under the Hatch-Waxman Act seeking permission to market generic versions of all approved strengths of VYVANSE. The notices were from Sandoz, Inc. ("Sandoz"); Amneal Pharmaceuticals LLC ("Amneal"); Watson Laboratories, Inc. (“Watson”); Roxane Laboratories, Inc. ("Roxane"); Mylan Pharmaceuticals, Inc. (“Mylan”); and Actavis Elizabeth LLC and Actavis Inc. (collectively, "Actavis"). Since filing suit against these ANDA filers, along with API suppliers Johnson Matthey Inc. and Johnson Matthey Pharmaceuticals Materials (collectively “Johnson Matthey”), Shire has been engaged in a consolidated patent infringement litigation in the US District Court for the District of New Jersey against the aforementioned parties (except Watson, who withdrew their ANDA).

On June 23, 2014, the US District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid. The ruling prevents all of the ANDA filers (Sandoz, Roxane, Amneal, Actavis and Mylan) from launching generic versions of VYVANSE until the earlier of either a successful appeal to the US Court of Appeals for the Federal Circuit (“CAFC”), or the expiration of these patents in 2023. To appeal successfully, the ANDA-defendants must overturn the court’s rulings for each of these 18 patent claims. All of the defendants have appealed the court’s summary judgment ruling to the CAFC. Oral argument occurred on May 6, 2015 and a decision is pending.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. The previously scheduled trial date has been vacated; at present, there is no trial date.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. Watson Pharma, Inc. and Watson Laboratories, Inc. were subsequently added as defendants. A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid. Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013. The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings. Shire petitioned the Supreme Court for a writ of certiori, which was granted on January 26, 2015. The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v Sandoz. On June 3, 2015, the CAFC reaffirmed their previous decision to reverse the district court’s claims construction. We expect the CAFC to issue a mandate in the near future remanding the case to the US District Court for the Southern District of Florida.

In April 2012, Shire was notified that Mylan had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A Markman ruling was issued on March 23, 2015. A trial is scheduled during the court’s trial term beginning on September 1, 2015.

In March 2015, Shire was notified that Amneal had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of New Jersey against Amneal, Amneal Pharmaceuticals of New York, LLC and Amneal Pharmaceuticals Co. India Pvt. Ltd. No trial date has been set.

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

16.	Accumulated Other Comprehensive loss

The changes in accumulated other comprehensive loss, net of their related tax effects, in the six months to June 30, 2015 and 2014 are included below:

As at June 30, 2015	Foreign currency translation adjustment	Unrealized holding loss on available-for-sale securities	Accumulated other comprehensive loss
	$M	$M	$M

As at January 1, 2015	(25.7)	(5.8)	(31.5)
Current period change:

Net current period other comprehensive (loss)/income	(83.3)	3.3	(80.0)

As at June 30, 2015	(109.0)	(2.5)	(111.5)

As at June 30, 2014	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other comprehensive income before reclassification	10.2	6.9	17.1
Gain transferred to the income statement (within Other income, net) on disposal of available-for-sale securities	-	(3.2)	(3.2)
Net current period other comprehensive income	10.2	3.7	13.9

As at June 30, 2014	120.6	3.5	124.1

17.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is principally exposed to interest rate risk on borrowings under its $2,100 million RCF, its $400 million 2013 Facilities Agreement, its $850 million 2015 Facility Agreement and its Credit lines, on which interest is set at floating rates, to the extent any of these facilities are utilized. At June 30, 2015 the Company had fully utilized the 2013 Facilities Agreement, fully utilized the 2015 Facility Agreement, utilized $920 million of the RCF and utilized $50 million of its Credit lines. Shire’s exposure under its 2013 Facilities Agreement, 2015 Facility Agreement, RCF and Credit lines is to US dollar interest rates.

The Company has evaluated the interest rate risk on the Credit lines, the RCF, the 2013 Facilities Agreement and the 2015 Facility Agreement and considers the risks associated with floating interest rates on borrowings under its facilities as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the Credit lines, the 2013 Facilities Agreement, 2015 Facility Agreement and RCF at June 30, 2015 would increase interest expense by approximately $23 million per annum or would decrease the interest expense by approximately $5 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. This exposure is primarily limited to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the six months to June 30, 2015 the average interest rate received on cash and liquid investments was less than 1% per annum. The largest proportion of these cash and liquid investments was in US dollar term deposits with banks.

No derivative instruments were entered into during the six months to June 30, 2015 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

The Company is exposed to the credit risk of the counterparties with which it enters into bank term deposit arrangements and derivative instruments. The Company limits this exposure through a system of internal credit limits which vary according to ratings assigned to the counterparties by the major rating agencies. The internal credit limits are approved by the Board and exposure against these limits is monitored by the corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the US, specifically, Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”) the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries in the six months to June 30, 2015, including receipts of $58.8 million and $39.6 million in respect of Spanish and Italian receivables, respectively. The Company’s exposure to Greece, both in terms of gross accounts receivable and annual revenues, is not material.

To date the Company has not incurred material losses on accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations.

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

At June 30, 2015 the Company had 31 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at June 30, 2015 the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $0.2 million, resulting in net derivative assets and derivative liabilities of $7.7 million and $0.1 million, respectively. Further details are included below:

		Fair value	Fair value
		June 30,	December 31,
		2015	2014
		$’M	$’M
Assets	Prepaid expenses and other current assets	7.9	12.6
Liabilities	Other current liabilities	0.3	7.8

Net gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains recognized in income	Amount of net gains recognized in income
In the six months to		June 30,	June 30,
		2015	2014
		$’M	$’M
Foreign exchange contracts	Other income, net	21.3	13.9

These net foreign exchange gains are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

18.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at June 30, 2015 and December 31, 2014 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Carrying value and Fair value

		Total	Level 1	Level 2	Level 3
At June 30, 2015		$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)		16.3	16.3	-	-
Contingent consideration receivable (2)		16.7	-	-	16.7
Foreign exchange contracts		7.9	-	7.9	-

Financial liabilities:
Foreign exchange contracts		0.3	-	0.3	-
Contingent consideration payable(3)		464.7	-	-	464.7

		Total	Level 1	Level 2	Level 3
At December 31, 2014		$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)		13.1	13.1	-	-
Contingent consideration receivable (2)		15.9	-	-	15.9
Foreign exchange contracts		12.6	-	12.6	-

Financial liabilities:
Foreign exchange contracts		7.8	-	7.8	-
Contingent consideration payable(3)	1	629.9	-	-	629.9

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.

(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2015	2014
	$'M	$'M

Balance at January 1,	15.9	36.1
Initial recognition of contingent consideration receivable	-	33.6
Gain/(loss) recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	8.6	(3.3)
Reclassification of amounts to Other receivables within Other current assets	(9.1)	(8.7)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	1.3	(0.2)

Balance at June 30,	16.7	57.5

Contingent consideration payable

	2015	2014
	$'M	$'M

Balance at January 1,	629.9	405.9
Initial recognition of contingent consideration payable	92.1	174.0
Change in fair value during the period with the corresponding adjustment recognized (within Integration and acquisition costs) in the income statement	(255.7)	21.4
Reclassification of amounts to Other current liabilities	(4.1)	(10.9)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	(0.2)	1.4
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.7	-

Balance at June 30,	464.7	591.8

Of the $464.7 million of contingent consideration payable as at June 30, 2015 $19.5 million is recorded within other current liabilities and $445.2 million is recorded within other non-current liabilities in the Company’s balance sheet.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At June 30, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
	____________	___________	___________	___________
Contingent consideration receivable ("CCR")	16.7	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 70%

			• Future forecast consideration receivable based on contractual terms with purchaser	• $28.5 million to $36 million

			• Assumed market participant discount rate	• 8.7%
	____________	____________	____________	____________

Financial liabilities:	Fair Value at the Measurement Date

At June 30, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
	____________	___________	___________	___________
Contingent consideration payable	464.7	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 4 to 85%

			• Assumed market participant discount rate	• 0.9 to 10.5%

			• Periods in which milestones are expected to be achieved	• 2015 to 2030

			• Forecast quarterly royalties payable on net sales of relevant products	• $0.2 to $7.6 million
	____________	____________	____________	____________

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

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the six months to June 30, 2015 the Company reviewed its SHP625 and SHP608 IPR&D intangible assets for impairment and recognized an impairment charge of $523.3 million, recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. The fair value of these IPR&D assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, the probabilities of these IPR&D assets receiving regulatory approval, the timeframe for such approval, risk-adjusted forecast future cash flows to be generated by these IPR&D assets and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these IPR&D assets, determined at the time of the impairment review, was $120.4 million.

Fair Value at the Measurement Date

At June 30, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
	____________	___________	___________	___________
IPR&D intangible assets (SHP625 and SHP608)	$120.4	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained	• 5 to 33%

			• Expected commercial launch date	• 2018 to 2021

			• Assumed market participant discount rate	• 9.7 to 10.7%
	____________	____________	____________	____________

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

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	$’M	$’M	$’M	$’M
Income from continuing operations, net of taxes	164.1	528.3	577.0	781.4
Loss from discontinued operations[1]	(4.5)	(5.2)	(7.0)	(27.9)
Numerator for basic and diluted earnings per share	159.6	523.1	570.0	753.5

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic [1]	590.5	586.4	589.8	585.3
Effect of dilutive shares:
Share-based awards to employees [2]	2.7	3.9	3.2	5.0
Diluted	593.2	590.3	593.0	590.3

1.	Excludes shares purchased by the EBT and presented by Shire as treasury stock.

2.	Calculated using the treasury stock method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	6 months to	6 months to
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions

Share-based awards to employees[1]	1.0	0.3	3.2	1.2

1.	Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

20.	Segmental reporting

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

In the periods set out below, revenues by major product were as follows:

6 months to	June 30,	June 30,
	2015	2014
	$’M	$’M

VYVANSE	841.6	710.7
LIALDA/MEZAVANT	306.4	272.5
CINRYZE	286.9	215.5
ELAPRASE	271.5	280.7
REPLAGAL	214.4	244.8
FIRAZYR	196.6	163.9
ADDERALL XR	181.7	184.9
VPRIV	171.1	176.6
PENTASA	145.0	135.5
FOSRENOL	89.2	88.1
GATTEX/REVESTIVE	52.2	-
XAGRID	48.1	55.0
INTUNIV	26.9	182.3
NATPARA	5.9	-
Other product sales	61.9	67.2
Total product sales	2,899.4	2,777.7

21.	Taxation

The effective rate of tax for the three months to June 30, 2015 was -37% (2014: -51%) and for the six months to June 30, 2015 was 2% (2014: -19%).

The effective rate of tax is negative for the three months to June 30, 2015 and low for the six months to June 30, 2015 primarily due to the reduction in deferred tax liabilities in relation to the impairment of IPR&D intangible assets, the re-measurement of uncertain tax positions relating to ongoing tax audits and the release of certain valuation allowances all recognized during the second quarter.

The effective rate of tax in the three and six months to June 30, 2014 was negative primarily due to the recognition of a net tax credit in relation to the settlement of tax positions with the Canadian revenue authorities in the second quarter of 2014.

22.	Related parties

Shire considers that ArmaGen, Inc. (“ArmaGen”) is a related party by virtue of a combination of Shire’s equity stake in ArmaGen and the worldwide licensing and collaboration agreement between the two parties to develop and commercialize AGT-182. In the six months to June 30, 2015 Shire paid $2.5 million in cash to ArmaGen in exchange for an additional equity stake in ArmaGen, following which Shire holds approximately 21% of ArmaGen’s issued equity. In addition, Shire recorded R&D costs arising from the licensing and collaboration arrangement of $5.9 million in the first half of 2015, of which $5.4 million was accrued and unpaid as at June 30, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to June 30, 2015 and recent developments

Products

INTUNIV for the treatment of attention deficit hyperactivity disorder (“ADHD”) in the EU

•	The Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) has adopted a positive opinion at its July 2015 meeting recommending marketing authorization approval of INTUNIV (guanfacine) extended release drug product, a non-stimulant indicated as part of a comprehensive treatment programme for ADHD in children and adolescents 6 to 17 years old for whom stimulants are not suitable, not tolerated or have been shown to be ineffective.

The CHMP positive opinion will be reviewed by the European Commission (“EC”) with the expectation that the EC will then grant a centralized marketing authorization with unified labeling that is valid in the 28 countries that are members of the European Union, as well as European Economic Area members, Iceland, Liechtenstein and Norway.

RESOLOR – for the Symptomatic Treatment of Chronic Constipation in Men

•	On May 27, 2015, Shire received the EC decision amending the terms of the RESOLOR Marketing Authorisation to the use of RESOLOR in adults for the symptomatic treatment of chronic constipation for whom laxatives fail to provide adequate relief. In Europe, RESOLOR was initially approved for use in women only, so the new variation extends the use of this treatment to male patients.

VYVANSE – for the treatment of moderate to severe Binge Eating Disorder (“BED”) in adults

•	Topline results from a 39-week, long-term maintenance of efficacy study (SPD489-346) in adults with moderate to severe BED showed VYVANSE superior to placebo (p<.001) on the primary efficacy endpoint of time to relapse of binge eating symptoms. At the conclusion of the trial, patients continuing on VYVANSE had a lower proportion of relapse of 5/136 (3.7%) as compared to patients continuing on placebo 42/131 (32.1%).

•	The results of a separate, 12-month open-label safety extension study (SPD489-345) were generally consistent with the safety profile currently outlined in the United States Prescribing information.

•	Based on the results of these studies, the Company plans to submit a supplemental New Drug Application by year end to the US Food and Drug Administration (“FDA”). The FDA will evaluate adding this data to the current labeling for VYVANSE.

Pipeline

Shire continued to advance its broad and deep pipeline over the course of the second quarter.

SHP606 (lifitegrast) for the treatment of Dry Eye Disease (“DED”)

•	Shire has fully enrolled a Phase 3 safety and efficacy study (OPUS-3) in support of potential US and potential international regulatory submissions. OPUS-3 is a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in subjective patient reported symptoms of DED, as measured by the eye dryness score.

SHP465 – for the treatment of adults with ADHD

•	On April 7, 2015 Shire announced that it had reached an agreement with the FDA on a clear regulatory path for SHP465. Shire has begun dosing patients in a Phase 3 study designed to evaluate the efficacy of SHP465 administered as a daily morning dose compared to a placebo in the treatment of children and adolescents (6-17 years of age inclusive) diagnosed with ADHD.

SHP620 (maribavir) for the treatment of cytomegalovirus (“CMV”) infection in transplant patients

•	In late June 2015 Shire conducted an end of Phase 2 meeting with the FDA and received further clarity on the path forward. Based on this feedback, Shire is considering progressing the program into Phase 3 in 2016.

SHP631 – for the treatment of both the central nervous system (“CNS”) and somatic manifestations in patients with Hunter syndrome (“MPS II”)

•	In the second quarter of 2015, a Phase 1 trial of SHP631 (also known as AGT-182) was initiated. SHP631 is an investigational enzyme replacement therapy for the potential treatment of both the CNS and somatic manifestations in patients with MPS II.

SHP625 – for the treatment of cholestatic liver disease

•	In late May 2015, Shire received results from the CLARITY study, a 13 week, double-blind, placebo-controlled Phase 2 study of SHP625 (formerly LUM001) in combination with ursodeoxycholic acid (“UDCA”) in Primary Biliary Cirrhosis (“PBC”). SHP625 did not meet the primary endpoint as measured by change in pruritus or the secondary endpoint in level of liver disease as measured by alkaline phosphatase (“ALP”). However, there was a significant reduction in mean serum bile acid levels versus placebo.

•	In June 2015, Shire received preliminary results from an interim analysis of the INDIGO study, a 72 week open label Phase 2 study in PFIC. The interim analysis was based on the first 12 subjects who completed 13 weeks of treatment per protocol. SHP625 was well tolerated but there was no statistically significant reduction in mean serum bile levels from baseline. A change from baseline analysis was planned as there is no placebo treatment arm in this study. The changes from baseline for pruritus did reach statistical significance. 5 of the 20 patients who received the drug experienced sustained decreases from baseline in serum bile acids ranging from 86 to 99% and also experienced marked reductions in pruritus as evidenced by absence of or only mild scratching at their last evaluation in this ongoing study. In this subset of patients where biomarkers of liver damage were elevated at baseline, as assessed by alanine transaminase (“ALT”) and Total Bilirubin, these values were normalized during the study. Shire continues to analyze the totality of the data to determine an appropriate path forward.

Board and Committee Changes

•	On June 11, 2015 Shire announced the appointment of Olivier Bohuon to the Shire Board of Directors as a Non-Executive Director. Olivier will also be a member of the Science & Technology Committee of the Shire Board. Both appointments were effective from July 1, 2015.

Executive Committee Changes

•	On June 15, 2015 Shire announced the appointment of Bill Mordan as General Counsel and Corporate Secretary. Bill will also serve as a member of the Shire Executive Committee. He joins Shire from Reckitt Benckiser Group plc where he served as Group General Counsel and Corporate Secretary. Bill will join Shire following a notice period at Reckitt Benckiser.

Dividend

•	In respect of the six months ended June 30, 2015 the Board resolved to pay an interim dividend of 4.21 US cents per Ordinary Share (2014: 3.83 US cents per Ordinary Share).

Dividend payments will be made in Pounds Sterling to holders of Ordinary Shares and in US Dollars to holders of ADSs. A dividend of 2.69(1) pence per Ordinary Share (an increase of 20% compared to 2014: 2.24 pence) and 12.63 US cents per ADS (an increase of 10% compared to 2014: 11.49 US cents) will be paid on October 2, 2015 to shareholders on the register as at the close of business on September 4, 2015.

(1) Translated using a GBP:USD exchange rate of 1.5631.

Products in registration as of June 30, 2015

INTUNIV for the treatment of ADHD in the EU

The CHMP of the EMA has adopted a positive opinion at its July 2015 meeting recommending marketing authorization approval of INTUNIV (guanfacine) extended release drug product, a non-stimulant indicated as part of a comprehensive treatment programme for ADHD in children and adolescents 6 to 17 years old for whom stimulants are not suitable, not tolerated or have been shown to be ineffective.

The CHMP positive opinion will be reviewed by the EC with the expectation that the EC will then grant a centralized marketing authorization with unified labeling that is valid in the 28 countries that are members of the European Union, as well as European Economic Area members, Iceland, Liechtenstein and Norway.

SHP606 (lifitegrast) for the treatment of DED

On April 9, 2015 Shire announced that the FDA had accepted for filing the NDA for lifitegrast and had granted a Priority Review designation. The FDA is expected to provide a decision on October 25, 2015, based on the Prescription Drug User Fee Act V action date. In parallel to the NDA submission, Shire has fully enrolled a Phase 3 safety and efficacy study (OPUS-3) in support of potential US and potential international regulatory submissions. OPUS-3 is a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in subjective patient reported symptoms of dry eye disease, as measured by the eye dryness score.

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

Products in clinical development as of June 30, 2015

Phase 3 and Phase 3-ready

SHP465 for the treatment of ADHD in adults

Shire’s NDA for SHP465 was previously submitted in 2006 to support the use of SHP465 as a longer-acting, once-daily treatment for ADHD in adults. With the growing adult ADHD population there is now a larger patient population and Shire expects a greater commercial need for this type of product than in 2006. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults throughout the day.  On April 7, 2015 Shire announced that it had reached an agreement with the FDA on a clear regulatory path for SHP465. Shire has begun dosing patients in a Phase 3 study designed to evaluate the efficacy of SHP465 administered as a daily morning dose compared to a placebo in the treatment of children and adolescents (6-17 years of age inclusive) diagnosed with ADHD.

SHP621 OBS, for the treatment of adolescents and adults with Esoinophilic Esophagitis (“EoE”)

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

SHP620 (maribavir) for the treatment of cytomegalovirus (“CMV”) infection in transplant patients

SHP620 was acquired as part of the acquisition of ViroPharma. Shire has completed two Phase 2 studies in transplant recipients. The first trial was in first-line treatment of asymptomatic CMV viremia in transplant recipients and the results of this study showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable plasma CMV). The second study recently completed was for the treatment of resistant/refractory CMV infection/disease in transplant recipients. The purpose of this study was to determine whether maribavir is efficacious and safe in patients with disease which is resistant or refractory to the standard of care CMV therapy (e.g., valganciclovir, foscarnet). This study also showed that maribavir, at all doses, was effective at lowering CMV to below the limits of assay detection. Approximately two-thirds of patients across the maribavir treatment groups achieved undetectable plasma CMV DNA (viral load) within 6 weeks. This product has been granted orphan drug designation in both the US and EU. In late June 2015 Shire conducted an end of Phase 2 meeting with the FDA and received further clarity on the path forward.  Based upon this feedback, Shire is considering progressing the program into Phase 3 in 2016.

SHP625 for the treatment of cholestatic liver disease

SHP625 was acquired as part of the recent acquisition of Lumena. Shire is currently conducting Phase 2 studies in the following indications: ALGS, PFIC, PBC, and Primary Sclerosing Cholangitis. This product has been granted orphan drug designation both in the US and EU.

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

In late May 2015, Shire also received results from the CLARITY study, a 13 week, doubled blind, placebo-controlled Phase 2 study in combination with UDCA in PBC. SHP625 did not meet the primary endpoint as measured by change in pruritus or the secondary endpoint in level of liver disease as measured by the ALP. However, there was a significant reduction in mean serum bile acid levels versus placebo.

In June 2015, Shire received preliminary results from an interim analysis of the INDIGO study, a 72 week open label Phase 2 study in PFIC. The interim analysis was based on the first 12 subjects who completed 13 weeks of treatment per protocol. SHP625 was well tolerated but there was no statistically significant reduction in mean serum bile levels from baseline. A change from baseline analysis was planned as there is no placebo treatment arm in this study. The changes from baseline for pruritus did reach statistical significance. 5 of the 20 patients who received the drug experienced sustained decreases from baseline in serum bile acids ranging from 86 to 99% and also experienced marked reductions in pruritus as evidenced by absence of or only mild scratching at their last evaluation in this ongoing study.  In this subset of patients where biomarkers of liver damage were elevated at baseline, as assessed by ALT and Total Bilirubin, these values were normalized during the study. Shire continues to analyze the totality of the data to determine an appropriate path forward.

SHP616 (CINRYZE) for the treatment of Acute Antibody Mediated Rejection (“AMR”)

A Phase 2 study for the treatment of AMR with SHP616 was completed in 18 patients. Shire has received FDA and EMA feedback and submitted an investigational new drug application (“IND”) in the second quarter of 2015. Shire plans to initiate a Phase 2/3 study in the second half of 2015.

Phase 1

SHP611 for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as recombinant human arylsulfatase A (“rASA”) delivered intrathecally every other week for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a 24 patient Phase 1/2 clinical trial in August 2012. The primary endpoint of this trial is to determine the safety of ascending doses of rASA over 40 weeks.  The secondary endpoint focuses on decline in motor function as defined by change in baseline Gross Motor Function Measure (“GMFM-88”). Exploratory endpoints include change from baseline in cerebrospinal fluid sulfatide levels and change from baseline in the total MLD severity score based on brain Magnetic Resonance Imaging (“MRI”). The trial is currently ongoing, but top line interim results were available in late April.  Based upon interim data for the first 18 patients, SHP611 was safe and well tolerated at all doses.  In addition, while not statistically significant and despite a decline in GMFM-88 score across all doses, the highest dose caused a slower decline over the 40 week study period compared to the lower dose treatment groups. The higher dose group also showed encouraging data in reduced MLD MRI score and reductions of CSF sulfatide. Shire will continue to analyze these interim results and determine an optimal path forward in this development program.

SHP616 (CINRYZE) life cycle management and new uses

Shire is pursuing a subcutaneous formulation of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients.  In addition to initiating a Phase 2/3 study (discussed above), Shire is considering pursuing development in Neuromyelitis Optica (“NMO”).  Shire received feedback from the FDA in the second quarter of 2015 on NMO and is in the process of determining an optimal path forward. After further investigation, Shire has decided not to pursue development in Paroxysmal Nocturnal Hemoglobinuria (“PNH”).

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

SHP627 for the treatment of focal segmental glomerulosclerosis (“FSGS”)

On July 4, 2014 Shire completed its acquisition of Fibrotech, an Australian biopharmaceutical company developing a new class of orally available drugs with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. SHP627 has completed a Phase 1a study in healthy volunteers and is currently in a Phase 1b study in patients with diabetic nephropathy. The first Phase 2 study is expected to be initiated in FSGS patients in 2017.

SHP631 for the treatment of both the CNS and somatic manifestations in patients with MPS II

On July 23, 2014, Shire announced a worldwide licensing and collaboration agreement with ArmaGen for SHP631 (also known as AGT-182). SHP631 is an investigational enzyme replacement therapy for the potential treatment of both the central nervous system and somatic manifestations in patients with MPS II.  SHP631 is designed to take advantage of the body’s natural system for transporting products across the blood brain barrier by using the same receptor that delivers insulin to the brain. SHP631 has received orphan drug designation from both the FDA and the EMA. In the second quarter of 2015, ArmaGen initiated a Phase 1 sequential, open-label, dose escalation, multi-dose study in adults with Hunter syndrome.  At least two dose levels, assuming tolerability, are planned sequentially, and the trial is expected to deliver information on the possible effect of SHP631 on CSF levels of glycosaminogycan substrate, which will be important in determining the next steps in clinical development.

Other development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

Results of operations for the three months to June 30, 2015 and 2014

Financial highlights for the three months to June 30, 2015 are as follows:

•	Product sales excluding INTUNIV were up 7% (up 12% on a Non GAAP CER basis), with strong growth from VYVANSE (up 18% to $425 million), LIALDA/MEZAVANT (up 10% to $158 million), and FIRAZYR (up 17% to $104 million). GATTEX/REVESTIVE continued to gain positive momentum with $37 million of sales and NATPARA had strong initial sales of $6 million.

•	Total product sales including INTUNIV were broadly flat compared to the second quarter of 2014 (up 6% on a Non GAAP CER basis) at $1,476 million (2014: $1,470 million), as product sales in the second quarter of 2015 were held back by significantly lower INTUNIV sales (down 91% to $9 million) following the introduction of generic competition from December 2014.

•	As expected, product sales growth in the second quarter of 2015 was also held back by over 5 percentage points due to foreign exchange headwinds from the strong US dollar, primarily affecting sales of ELAPRASE, REPLAGAL and VPRIV.

•	Total revenues were up 4% to $1,558 million (2014: $1,502 million), as the second quarter of 2015 benefited from higher royalties, principally the first time inclusion of a full quarter of SENSIPAR royalties acquired with NPS Pharma.

•	Operating income from continuing operations was down 61% to $133 million (2014: $338 million). Operating income in the second quarter of 2015 was impacted by IPR&D impairment charges ($523 million) relating to SHP625 and SHP608, offset by the partial release of associated contingent consideration liabilities ($280 million), as well as higher amortization charges on intangible assets acquired with NPS Pharma. Excluding impairment and amortization charges, combined R&D and SG&A costs increased at a higher rate (up 15%) than total revenues (up 4%), as the Company invested behind the launch of VYVANSE for the treatment of moderate to severe BED in adults, GATTEX and NAPARA acquired through the acquisition of NPS Pharma and continued the progression of Company’s pipeline.

•	Diluted earnings per ordinary share decreased 70% to $0.27 (2014: $0.89) primarily due to lower operating income.

Results of operations for the three months to June 30, 2015 and 2014

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	June 30,	June 30,
	2015	2014	change
	$'M	$'M	%
Product sales	1,476.2	1,469.6	-
Royalties	79.1	29.2	+171
Other revenues	2.3	3.3	-30
Total	1,557.6	1,502.1	+4

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	June 30,	June 30,	Product sales	Non-GAAP CER	US prescription	Exit market
	2015	2014	growth	growth[4]	growth[1]	share[1]
Net product sales:	$'M	$'M	%	%	%	%

VYVANSE	424.8	359.5	+18	+20	+8	+16
LIALDA/MEZAVANT	157.9	143.6	+10	+12	+9	+35
ELAPRASE	146.5	152.1	-4	+9	n/a2	n/a2
CINRYZE	138.8	129.9	+7	+8	n/a2	n/a2
REPLAGAL	116.9	130.5	-10	+4	n/a3	n/a3
FIRAZYR	104.1	89.0	+17	+20	n/a2	n/a2
ADDERALL XR	86.0	99.8	-14	-13	+12	+5
VPRIV	84.7	89.7	-6	+3	n/a2	n/a2
PENTASA	66.3	63.2	+5	+5	-7	+12
FOSRENOL	45.1	46.7	-3	+5	-11	+3
GATTEX/REVESTIVE	37.3	-	n/a	n/a	n/a2	n/a2
XAGRID	22.8	27.9	-18	-2	n/a2	n/a2
INTUNIV	9.5	100.0	-91	-90	-65	+1
NATPARA	5.9	-	n/a	n/a	n/a2	n/a2
Other product sales	29.6	37.7	-21	-11	n/a	n/a
Total product sales	1,476.2	1,469.6	-

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended June 30, 2015.

(2)	IMS NPA Data not available.

(3)	Not sold in the US in the second quarter of 2015.

(4)	The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2015 product sales and revenues restated using 2014 average foreign exchange rates to 2014 actual product sales and revenues. Average exchange rates for the three months to June 30, 2015 were $1.52:£1.00 and $1.10:€1.00 (2014: $1.68:£1.00 and $1.38:€1.00). Average exchange rates for the six months to June 30, 2015 were $1.53:£1.00 and $1.13:€1.00 (2014: $1.67:£1.00 and $1.37:€1.00).

VYVANSE – ADHD and BED

VYVANSE product sales grew strongly (up 18%) in the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher prescription demand in both the US and ROW markets and the benefit of a price increase1 taken since the second quarter of 2014. Sales also benefited from higher stocking in the second quarter of 2015 compared to the second quarter of 2014. VYVANSE was made available in mid-February for moderate to severe BED in adults and the Company has been pleased with the overall increase in VYVANSE prescriptions since the product became available for that indication.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the second quarter of 2015 were up 10%, primarily driven by higher prescription demand due to higher market share and the benefit of a price increase1 taken since the second quarter of 2014. Growth was partially offset by higher sales deductions as a percentage of product sales.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the second quarter of 2015 were down 4% compared to the second quarter of 2014, reflecting the negative impact of foreign exchange movements partially offset by higher unit sales from an increase in the number of patients on therapy. On a Non GAAP CER basis ELAPRASE sales were up 9% compared to the second quarter of 2014.

CINRYZE – for the prophylactic treatment of HAE

CINRYZE sales were up 7% on the second quarter of 2014 (up 8% on a Non GAAP CER basis), primarily driven by strong growth in patients on therapy and the benefit of a price increase1 taken since the second quarter of 2014, partially offset by destocking in the quarter

REPLAGAL – Fabry disease

REPLAGAL sales were down 10% compared to the second quarter of 2014, driven primarily by the negative impact of foreign exchange. On a Non GAAP CER basis REPLAGAL sales were up 4% compared to the second quarter of 2014.

FIRAZYR – for the treatment of acute HAE attacks

FIRAZYR product sales were up 17% (up 20% on a Non GAAP CER basis), primarily due to growth in patients on therapy and a price increase1 taken in January 2015.

ADDERALL XR – ADHD

ADDERALL XR product sales were down 14% in the second quarter of 2015, increased prescription demand (up 12%) was more than offset by the effect of higher sales deductions as a percentage of product sales in the second quarter of 2015 compared to the second quarter of 2014.

VPRIV – Gaucher disease

VPRIV product sales in the second quarter of 2015 were down 6% (up 3% on a Non GAAP CER basis). Continued growth in the number of patients on therapy was more than offset by the negative impact of foreign exchange movements.

PENTASA – Ulcerative Colitis

PENTASA product sales increased in the second quarter of 2015 (up 5%) driven by price increases1 taken since the second quarter of 2014, partially offset by higher sales deductions as a percentage of product sales and a decrease in prescription demand.

GATTEX/REVESTIVE – Short Bowel Syndrome (“SBS”)

Shire acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and recorded sales of $37 million in the second quarter of 2015 (up 70% on a pro-forma basis(2)).

INTUNIV – ADHD

INTUNIV product sales were down 91% in the second quarter of 2015 reflecting the impact of generic competitors in December 2014 and June 2015, which resulted in lower prescription demand and significantly higher sales deductions as a percentage of product sales.

NATPARA – Hypoparathyroidism

Shire made NATPARA available on April 1, 2015, after acquiring the product through its acquisition of NPS Pharma. In the second quarter of 2015 sales of $6 million were recorded.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 Sales prior to February 21, 2015 were recorded by NPS Pharma, prior to the acquisition by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	June 30,	June 30,
	2015	2014	Change
	$'M	$'M	%
SENSIPAR	34.8	-	n/a
FOSRENOL	10.8	9.4	+15
3TC and ZEFFIX	10.5	8.3	+27
ADDERALL XR	6.6	4.5	+45
INTUNIV	6.1	-	n/a
Other	10.3	7.0	+47
Total royalties	79.1	29.2	+171

Royalty income increased by 171% in the second quarter of 2015 due to the inclusion of royalty income receivable from Amgen for SENSIPAR (following the acquisition of NPS Pharma by Shire), and the royalties receivable from Actavis on its generic sales of INTUNIV.

Cost of product sales

Cost of product sales decreased to $228.0 million for the three months to June 30, 2015 (15% of product sales), from $277.0 million in the corresponding period in 2014 (19% of product sales). Cost of product sales as a percentage of product sales decreased by 4 percentage points in the second quarter of 2015, due to lower charges on the unwind of the fair value adjustment on inventories acquired as a result of business combinations and lower inventory write-offs in the second quarter of 2015.

For the three months to June 30, 2015 cost of product sales included depreciation of $13.1 million (2014: $17.8 million).

R&D

R&D expenditure increased by 228% to $775.9 million for the three months to June 30, 2015 (53% of product sales), compared to $236.9 million in the corresponding period in 2014 (16% of product sales), as the second quarter of 2015 included impairment charges related to the SHP625 IPR&D intangible asset ($347 million), due to lower probability of regulatory approval following trial results, and impairment charges related to the SHP608 IPR&D intangible asset ($177 million) due to preclinical toxicity findings. In the second quarter of 2014 an impairment charge of $22.0 million was recorded in relation to the SHP613 IPR&D intangible asset. Excluding these impairment charges, R&D expenditure in the three months to June 30, 2015 increased by $37.7 million, due to the inclusion of a first full quarter of NPS Pharma R&D costs and continued investment in existing pipeline programs.

R&D in the three months to June 30, 2015 included depreciation of $8.9 million (2014: $5.8 million).

SG&A

SG&A expenditure increased by 26% to $627.3 million (42% of product sales) from $496.2 million (34% of product sales), due to increased investment behind launches, including the successful launch of VYVANSE for the treatment of moderate to severe BED in adults, and the first time inclusion of a full quarter of NPS Pharma’s SG&A costs and higher intangible asset amortization, in part as a result of intangible assets acquired with NPS Pharma.

For the three months to June 30, 2015 SG&A included depreciation of $17.9 million (2014: $21.1 million) and amortization of $131.3 million (2014: $61.2 million).

Gain on sale of product rights

For the three months to June 30, 2015 Shire recorded a net gain on sale of non-core product rights of $7.1 million (2014: $3.8 million) due primarily to the re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA.

Reorganization costs

For the three months to June 30, 2015 Shire recorded reorganization costs of $13.3 million (2014: $45.8 million). Costs in the second quarter of 2015 primarily related to the relocation of roles from Chesterbrook to Lexington.

Integration and acquisition costs

For the three months to June 30, 2015 Shire recorded a net credit for integration and acquisition costs of $212.4 million, comprising costs primarily related to the acquisition and integration of NPS Pharma of $45.7 million offset by a net credit of $258.1 million relating to the change in fair values of contingent consideration liabilities primarily relating to SHP625 (acquired with Lumena) and SHP608 (acquired with Lotus Tissue Repair).

In the second quarter of 2014 Shire recorded integration and acquisition costs of $112.1 million, comprising costs of $31.5 million related to the acquisition and integration of ViroPharma and $80.6 million relating to the change in fair values of contingent consideration liabilities.

Interest expense

For the three months to June 30, 2015 Shire incurred interest expense of $11.3 million (2014: $11.1 million). Interest expense in the second quarter of 2015 primarily related to interest and the amortization of financing fees incurred on borrowings to fund the NPS Pharma acquisition. Interest expense in the second quarter of 2014 principally related to interest and amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition.

Taxation

The effective rate of tax in the second quarter of 2015 was -37% (2014: -51%).

The effective rate of tax in the second quarter of 2015 is negative primarily due to the reduction in deferred tax liabilities in relation to the impairment of IPR&D intangible assets, the re-measurement of uncertain tax positions relating to ongoing tax audits and the release of certain valuation allowances all recognized during the quarter.

The effective rate of tax in the second quarter of 2014 was negative primarily due to the recognition of a net tax credit in relation to the settlement of tax positions with the Canadian revenue authorities.

Discontinued operations

The loss from discontinued operations for the three months to June 30, 2015 was $4.5 million net of tax (2014: $5.2 million) relating to costs associated with the divestment of the DERMAGRAFT business.

Results of operations for the six months to June 30, 2015 and 2014

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	6 months to	6 months to
	June 30,	June 30,
	2015	2014	change
	$'M	$'M	%
Product sales	2,899.4	2,777.7	+4
Royalties	141.9	61.5	+131
Other revenues	4.7	9.7	-52
Total	3,046.0	2,848.9	+7

Product sales

The following table provides an analysis of the Company’s key product sales:

	6 months to	6 months to		Non-GAAP	US
	June 30,	June 30,	Product sales	CER	prescription	Exit market
	2015	2014	growth	growth	growth[1]	share[1]
	$'M	$'M	%	%	%	%
Net product sales:

VYVANSE	841.6	710.7	+18	+20	+7	+16
LIALDA/MEZAVANT	306.4	272.5	+12	+15	+11	+35
ELAPRASE	271.5	280.7	-3	+8	n/a2	n/a2
CINRYZE	286.9	215.5	+33	+35	n/a2	n/a2
REPLAGAL	214.4	244.8	-12	+1	n/a3	n/a3
FIRAZYR	196.6	163.9	+20	+23	n/a2	n/a2
ADDERALL XR	181.7	184.9	-2	-1	+14	+5
VPRIV	171.1	176.6	-3	+5	n/a2	n/a2
PENTASA	145.0	135.5	+7	+7	-7	+12
FOSRENOL	89.2	88.1	+1	+9	-11	+3
GATTEX/REVESTIVE	52.2	-	n/a	n/a	n/a2	n/a2
XAGRID	48.1	55.0	-13	+3	n/a2	n/a2
INTUNIV	26.9	182.3	-85	-85	-64	+1
NATPARA	5.9	-	n/a	n/a	n/a2	n/a2
Other product sales	61.9	67.2	-8	+3	n/a	n/a
Total product sales	2,899.4	2,777.7	+4

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended June 30, 2015.

(2)	IMS NPA Data not available.

(3)	Not sold in the US in the six months to June 30, 2015.

VYVANSE – ADHD

VYVANSE product sales grew strongly in the six months to June 30, 2015 (up 18% compared to the same period in 2014) primarily due to a price increase1 taken since 2014, higher prescription demand, stocking in the first half of 2015 and to a slightly lesser extent growth in international sales.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the six months to June 30, 2015 were up 12% (up 15% on a Non GAAP CER basis), primarily due to higher US prescription demand and the effect of a price increase1 taken since 2014. These factors were partially offset by higher sales deductions as a percentage of product sales and the negative impact of foreign exchange movements.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the six months to June 30, 2015 were down 3% compared to the same period in 2014 (up 8% on a Non GAAP CER basis). Continued growth in the number of treated patients and the benefit of a price increase1 taken since 2014 was more than offset by the negative impact of foreign exchange movements.

Litigation proceedings regarding ELAPRASE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

CINRYZE –prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in the first quarter of 2014. CINRYZE product sales in the six months to June 30, 2015 were up 33% compared to the same period in 2014 (17% on a proforma basis2) primarily due to continued growth in the number of patients on therapy and to a lesser extent the benefit of a price increase1 taken since 2014.

REPLAGAL – Fabry disease

REPLAGAL sales were down 12% (up 1% on a Non GAAP CER basis) in the six months to June 30, 2015 compared to the same period in 2014 driven primarily by the negative impact of foreign exchange movements.

FIRAZYR – acute treatment of HAE

FIRAZYR product sales grew strongly up 20% (up 23% on a Non GAAP CER basis) compared to the same period in 2014. This was primarily due to growth in patients on therapy and to a lesser extent the effect of a price increase1 taken since 2014. These factors were partially offset by the negative impact of foreign exchange movements.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 2%) in the six months to June 30, 2015, as increased prescription demand (up 14%) was more than offset by the effect of higher sales deductions as a percentage of product sales.

VPRIV – Gaucher disease

VPRIV product sales in the six months to June 30, 2015 were down 3% (up 5% on a Non GAAP CER basis), reflecting the negative impact of foreign exchange movements partially offset by higher unit sales from an increase in the number of patients on therapy.

PENTASA – Ulcerative Colitis

PENTASA product sales increased in the six months to June 30, 2015 (up 7%) driven by price increases1 taken since 2014, partially offset by a decrease in US prescription demand and higher sales deductions as a percentage of product sales.

GATTEX/REVESTIVE – Short Bowel Syndrome (“SBS”)

Shire acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and has recorded sales of $52 million (up 60% on a proforma basis3) for the period subsequent to acquisition.

INTUNIV – ADHD

INTUNIV product sales were down 85% in the six months to June 30, 2015 reflecting the impact of generic competitors in December 2014 and June 2015, which resulted in lower prescription demand and significantly higher sales deductions as a percentage of product sales.

NATPARA – Hypoparathyroidism

Shire made NATPARA available on April 1, 2015, after acquiring the product through its acquisition of NPS Pharma. In the first half of 2015 sales of $6 million were recorded.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 2014 Proforma revenues include revenues recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire on January 24th, 2014

3 Proforma revenues include revenues recorded by NPS Pharma, prior to the acquisition of NPS Pharma by Shire on February 21st 2015.

Royalties

The following table provides an analysis of Shire’s royalty income:

	6 months to	6 months to
	June 30,	June 30,
	2015	2014	Change
	$'M	$'M	%
SENSIPAR	45.2	-	n/a
INTUNIV	27.8	-	n/a
FOSRENOL	19.2	22.2	-14
3TC and ZEFFIX	18.0	15.8	+14
ADDERALL XR	15.1	13.5	+12
Other	16.6	10.0	+66
Total royalties	141.9	61.5	+131

Royalties in the first half of 2015 are higher than the first half of 2014 due to the inclusion of royalty income receivable from Amgen for SENSIPAR following the acquisition of NPS Pharma by Shire, and the inclusion of royalties receivable from Actavis on its generic sales of INTUNIV.

Cost of product sales

Cost of product sales was $455.8 million for the six months to June 30, 2015 (16% of product sales), down from $506.5 million in the corresponding period in 2014 (18% of product sales). Cost of product sales as a percentage of product sales was two percentage points lower compared to the same period in 2014 due to lower charges in relation to the unwind of the fair value adjustment on inventories acquired in business combinations.

For the six months to June 30, 2015 cost of product sales included depreciation of $24.8 million (2014: $28.0 million).

R&D

R&D expenditure increased to $969.6 million for the six months to June 30, 2015 (33% of product sales), compared to $597.4 million in the corresponding period in 2014 (22% of product sales). R&D expenditure in 2015 includes impairment charges of $346.6 million relating to the SHP625 IPR&D intangible asset, due to a lower probability of regulatory approval following trial results, and $176.7 million relating to the SHP608 IPR&D intangible asset, following preclinical toxicity findings. In 2014 R&D expenditure included impairment charges of $166.0 million related to the SHP602 IPR&D intangible asset, following the decision to place the program on clinical hold and $22.0 million related to the SHP613 IPR&D intangible asset, following the decision to discontinue further development of the asset. Excluding these impairment charges, R&D expenditure in the six months to June 30, 2015 increased by 9% or by $36.9 million, due to the first time inclusion of NPS Pharma’s R&D costs and continued investment in existing pipeline programs. R&D in the six months to June 30, 2015 included depreciation of $11.7 million (2014: $11.6 million).

SG&A

SG&A expenditure increased to $1,133.9 million (39% of product sales) for the six months to June 30, 2015 from $926.5 million (33% of product sales) in the corresponding period in 2014 due to increased investment behind launches, including the successful launch of VYVANSE for the treatment of moderate to severe BED in adults, the first time inclusion of NPS Pharma’s SG&A costs from February 21, 2015, and higher intangible asset amortization.

For the six months to June 30, 2015 SG&A included depreciation of $35.7 million (2014: $41.9 million) and amortization of $219.6 million (2014: $119.0 million).

Gain on sale of product rights

For the six months to June 30, 2015 Shire recorded a net gain on sale of product rights of $12.3 million (2014: $40.2 million). The gain in 2015 primarily relates to the re-measurement of contingent consideration receivable from the divestment of DAYTRANA. The gain in 2014 related to the sale of CALCICHEW trademarks to Takeda and the re-measurement of contingent consideration receivables from the divestment of DAYTRANA.

Reorganization costs

For the six months to June 30, 2015 Shire recorded reorganization costs of $28.5 million (2014: $95.2 million), related to the One Shire reorganization.

Integration and acquisition costs

For the six months to June 30, 2015 Shire recorded a net credit for integration and acquisition costs of $136.7 million (2014: a charge of $118.7 million), comprising costs of $119.0 million primarily related to the acquisition and integration of NPS Pharma offset by a net credit of $255.7 million relating to the change in fair values of contingent consideration liabilities. The change in fair value of contingent consideration liabilities in the six months to June 30, 2015 relates principally to SHP625 (acquired with Lumena) and SHP608 (acquired with Lotus Tissue Repair).

In the six months to June 30, 2014 the charge comprised costs of $97.3 million relating to the acquisition and integration of ViroPharma and a net charge of $21.4 million relating to the change in fair values of contingent consideration liabilities.

Interest expense

For the six months to June 30, 2015 Shire incurred interest expense of $20.9 million (2014: $18.9 million), primarily related to interest and amortization of financing fees incurred on borrowings to fund the NPS Pharma acquisition. Interest expense in 2014 principally related to interest and amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition.

Taxation

The effective rate of tax for the six months to June 30, 2015 was 2% (2014: -19%).

The effective rate of tax for the six months to June 30, 2015 is low primarily due to the reduction in deferred tax liabilities in relation to the impairment of IPR&D intangible assets, the re-measurement of uncertain tax positions relating to ongoing tax audits and the release of certain valuation allowances all recognized during the first half.

The effective rate of tax in the six months to June 30, 2014 was negative primarily due to the recognition of a net tax credit in the first half of 2014 in relation to the settlement of tax positions with the Canadian revenue authorities.

Discontinued operations

The loss from discontinued operations for the six months to June 30, 2015 was $7.0 million net of tax (2014: $27.9 million) relating to costs associated with the divestment of the DERMAGRAFT business.

Financial condition at June 30, 2015 and December 31, 2014

Cash & cash equivalents

Cash and cash equivalents decreased by $2,918.4 million to $64.0 million at June 30, 2015 (December 31, 2014: $2,982.4 million), primarily due to the use of existing cash and cash equivalents to fund the acquisitions of NPS Pharma and Meritage.

Accounts receivable, net

Accounts receivable, net increased by $64.1 million to $1,099.2 million at June 30, 2015 (December 31, 2014: $1,035.1 million), primarily due to the inclusion of NPS Pharma’s accounts receivable and an increase in revenue. Days sales outstanding increased to 46 days (December 31, 2014: 43 days).

Inventories

Inventories increased by $88.0 million to $632.8 million at June 30, 2015 (December 31, 2014: $544.8 million), primarily due to the inventories acquired as part of the acquisition of NPS Pharma.

Goodwill

Goodwill increased by $1,698.3 million to $4,173.2 million at June 30, 2015 (December 31, 2014: $2,474.9 million), principally due to the acquisitions of NPS Pharma and Meritage.

Other intangible assets, net

Other intangible assets increased by $4,376.0 million to $9,310.4 million at June 30, 2015 (December 31, 2014: $4,934.4 million), principally due to the intangible assets acquired with NPS Pharma and Meritage, offset by IPR&D intangible asset impairment charges and intangible asset amortization.

Short term borrowings

Short term borrowings increased by $1,379.9 million to $2,229.9 million at June 30, 2015 (December 31, 2014: $850.0 million), reflecting the utilization of short term debt facilities to partially fund the acquisition of NPS Pharma and the recognition of secured non-recourse debt liabilities assumed as part of the NPS Pharma acquisition.

Other current liabilities

Other current liabilities decreased by $117.0 million to $145.5 million at June 30, 2015 (December 31, 2014: $262.5 million) principally due to the reduction in the fair value of contingent consideration payable associated with the SHP625 IPR&D intangible asset.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $1,597.8 million to $2,808.4 million at June 30 2015 (December 31, 2014: $1,210.6 million) primarily due to deferred tax liabilities arising on intangible assets partially offset by deferred tax assets arising on tax attributes both acquired with NPS Pharma and Meritage.

Other non-current liabilities

Other non-current liabilities decreased by $18.0 million to $718.7 million at June 30, 2015 (December 31, 2014: $736.7 million) principally due to the reduction in the fair value of contingent consideration payable associated with the SHP608 IPR&D intangible asset, offset by the recognition of contingent consideration payable in respect of the Meritage acquisition.

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

Shire’s balance sheet includes $64.0 million of cash and cash equivalents at June 30, 2015.

Shire has a revolving credit facility of $2,100 million which matures in 2019, $920 million of which was utilized as June 30, 2015 to partially finance the purchase price paid in respect of Shire’s acquisition of NPS Pharma (including certain related costs).

In connection with its acquisition of NPS Pharma, on January 11, 2015 the Company also entered into a $850 million term loan facility agreement, which matures on January 10, 2016, with, among others, Citi Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”). At June 30, 2015 the 2015 Facility Agreement was fully utilized and recorded within short term borrowings. The Company also assumed non-recourse secured debt obligations as part of the NPS Pharma acquisition with a carrying value of $83.8 million as at June 30, 2015. See Note 13 in Part 1 of this Form 10-Q for details.

In connection with its acquisition of ViroPharma, on November 11, 2013 the Company also entered into a $2,600 million term loan facilities agreement with, among others, Morgan Stanley Bank International Limited (acting as lead arranger and agent) (the “2013 Facilities Agreement”). Amounts drawn under the 2013 Facilities Agreement were subsequently reduced to $400 million. At June 30, 2015 the 2013 Facilities Agreement comprises a $400 million term loan facility which matures on November 11, 2015, and was fully utilized and recorded within short term borrowings.

Shire has access to certain short term uncommitted lines of credit which it utilizes from time to time to provide short term flexibility in cash management. At June 30, 2015, $50 million was drawn under such facilities.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loans and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF and through new borrowings or the issuance of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash position (excluding restricted cash), as at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	$’M	$’M
Cash and cash equivalents[1]	64.0	2,982.4

Long term borrowings	(73.9)	-
Short term borrowings	(2,229.9)	(850.0)
Other debt	(13.6)	(13.7)
Total debt	(2,317.4)	(863.7)
Net (debt)/cash[2]	(2,253.4)	2,118.7

(1)	Substantially all of the Company’s cash and cash equivalents are held by foreign subsidiaries (i.e, those subsidiaries incorporated outside of Jersey, Channel Islands, the jurisdiction of incorporation of Shire plc, Shire’s holding company). The amount of cash and cash equivalents held by foreign subsidiaries has not had, and is not expected to have, a material impact on the Company’s liquidity and capital resources.

(2)	Net(debt)/ cash is a Non-GAAP measure. The Company believes that Net (debt)/cash is a useful measure as it indicates the level of borrowings after taking account the cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

Cash flow activity

Net cash provided by operating activities in the six months to June 30, 2015 decreased by $66.2 million or 6% to $1,013.9 million (2014: $1,080.1 million), as higher cash receipts from gross product sales was held back by the cash outflows related to the acquisition and integration of NPS Pharma. Net cash provided by operating activities in the six months to June 30, 2014 also benefited from a $248 million repayment received from the Canadian revenue authorities.

Net cash used in investing activities was $5,234.1 million in the six months to June 30, 2015, principally relating to the cash paid for the acquisition of NPS Pharma of $5,220 million (less cash acquired with NPS Pharma of $42 million) and for the acquisition of Meritage of $75 million.

Net cash used in investing activities was $3,938.1 million in the six months to June 30, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million (net of cash acquired with ViroPharma of $233 million) and for the acquisition of Lumena of $300 million (net of cash acquired with Lumena of $46 million).

Net cash provided by financing activities was $1,302.5 million for the six months to June 30, 2015, principally due to the drawings, net of subsequent repayments, made under Shire’s RCF, 2015 Facility Agreement and short term credit lines to partially fund the NPS Pharma acquisition.

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

Obligations and commitments

Other than the borrowings incurred to finance, or assumed following, the acquisition of NPS, as outlined above, during the six months to June 30, 2015 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As at June 30, 2015 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In February 2015 the Company acquired NPS Pharma which represents a change in the Company’s internal control over financial reporting. Management is continuing to integrate the NPS Pharma internal controls over financial reporting with those of the Company. Excluding the NPS Pharma acquisition, there has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

2.01	Agreement and Plan of Merger by and among Shire Pharmaceuticals Group plc, Transkaryotic Therapies, Inc. and Sparta Acquisition Corporation, dated as of April 21, 2005.(1)

2.02	Agreement of Merger dated as of February 20, 2007 among Shire plc, Shuttle Corporation and New River Pharmaceuticals, Inc.(2)

2.03	Business Combination Agreement dated as of July 3, 2008 between Maia Elfte Vermögensverwaltungs GmbH and Jerini AG. (3)

2.04	Heads of Agreement by and among Shire plc and Movetis NV relating to a friendly tender offer, dated August 3, 2010. (4)

2.05	Agreement and Plan of Merger, dated as of May 17, 2011, by and among Shire Pharmaceuticals Inc., ABH Merger Sub Inc., Advanced Biohealing, Inc., and solely for the limited purposes set forth therein, Canaan VII L.P. and Shire plc. (5)

2.06	Agreement and Plan of Merger, dated as of March 14, 2012, by and among Shire Pharmaceuticals LLC, Pelegrina Corporation, FerroKin BioSciences, Inc. and Shareholder Representative Services LLC, solely for the limited purposes set forth therein. (6)

2.07	Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc. (7)

2.08	Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (8)

2.09	Cooperation Agreement dated July 18, 2014 between AbbVie Inc.and Shire plc. (9)

2.10	Termination Agreement dated October 20, 2014 between AbbVie Inc.and Shire plc. (10)

2.11	Agreement and Plan of Merger dated as of January 11, 2015 among Shire Pharmaceuticals Holdings Ireland Limited, Knight NewCo 2, Inc., NPS Pharmaceuticals Inc., and Shire plc. (11)

3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (12)

3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (13)

4.01	Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(14)

4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (15)

4.03	Form of Ordinary Share Certificate of Shire Limited. (16)

4.04	Form of American Depositary Receipt Certificate of Shire Limited. (17)

4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (18)

4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011. (19)

10.01	Tender and Support Agreement dated as of February 20, 2007 among Shire plc, Mr. Randal J. Kirk and the other parties named therein. (20)

10.02	Multicurrency Term and Revolving Facilities Agreement as of February 20, 2007 by and among Shire plc, ABN AMRO Bank N.V., Barclays Capital, Citigroup Global Markets Limited, The Royal Bank of Scotland plc, and Barclays Bank plc. (21)

10.03	Accession and Amendment Deed dated April 15, 2008 between Shire Limited, Shire plc, certain subsidiaries of Shire plc and Barclays Bank PLC as Facility Agent relating to a US $1,200,000,000 facility agreement dated February 20, 2007 (as amended by a syndication and amendment agreement dated July 19, 2007). (22)

10.04	Subscription Agreement dated May 2, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (23)

10.05	Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (24)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (25)

10.07	Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (26)

10.08	Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (27)

10.09*	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (28)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (29)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (30)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (31)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (32)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (33)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (34)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (35)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (36)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (37)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (38)

10.20	Form of Indemnity Agreement for Directors of Shire Limited. (39)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (40)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (41)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (42)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (43)

10.25	Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (44)

10.26	Service Agreement between Shire Pharmaceutical, LLC and Mr. Flemming Ornskov, dated October 24, 2012. (45)

10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (46)

10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (47)

10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (48)

10.30	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (49)

10.31	US $ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement dated 12 December 2014. (50)

10.32	Facilities Agreement dated January 11, 2015 among Shire Plc, Citigroup Global Markets Limited, as mandated lead arranger and bookrunner, and the other parties thereto. (51)

10.33	Executive Employment Agreement between Shire Human Genetic Therapies, Inc. and Jeffrey V. Poulton, dated April 29, 2015.

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Jeffrey Poulton pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and Jeffrey Poulton pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

Date: July 30, 2015	/s/ Flemming Ornskov Flemming Ornskov Chief Executive Officer

Date: July 30, 2015	/s/ Jeffrey Poulton Jeffrey Poulton Chief Financial Officer