Form 10-Q
period 2015-09-30
Shire plc
filed 2015-10-30
CIK 936402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

As at October 23, 2015 the number of outstanding ordinary shares of the Registrant was 600,611,455.

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

•	Shire’s products may not be a commercial success;

•	product sales from ADDERALL XR and INTUNIV are subject to generic competition;

•	the failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for Shire's products may affect future revenues, financial condition and results of operations;

•	Shire conducts its own manufacturing operations for certain of its products and is reliant on third party contract manufacturers to manufacture other products and to provide goods and services. Some of Shire’s products or ingredients are only available from a single approved source for manufacture. Any disruption to the supply chain for any of Shire’s products may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do so on a commercially viable basis for some period of time;

•	the manufacture of Shire’s products is subject to extensive oversight by various regulatory agencies. Regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, an increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches;

•	Shire has a portfolio of products in various stages of research and development. The successful development of these products is highly uncertain and requires significant expenditures and time, and there is no guarantee that these products will receive regulatory approval;

•	the actions of certain customers could affect Shire's ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect Shire’s revenues, financial condition or results of operations;

•	investigations or enforcement action by regulatory authorities or law enforcement agencies relating to Shire’s activities in the highly regulated markets in which it operates may result in significant legal costs and the payment of substantial compensation or fines;

•	adverse outcomes in legal matters and other disputes, including Shire’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on Shire’s revenues, financial condition or results of operations;

•	Shire faces intense competition for highly qualified personnel from other companies and organizations. Shire is undergoing a corporate reorganization and was the subject of an unsuccessful acquisition proposal and the consequent uncertainty could adversely affect Shire’s ability to attract and/or retain the highly skilled personnel needed for Shire to meet its strategic objectives;

•	failure to achieve Shire’s strategic objectives with respect to the acquisition of NPS Pharmaceuticals Inc. (“NPS Pharma”) may adversely affect Shire’s financial condition and results of operations;

•	Shire's strategy to acquire Baxalta may not be successful: Baxalta may refuse to cooperate with Shire; if the proposed combination is consummated, the businesses may not be integrated successfully, including that expected synergies and other benefits of the combination may not be realized and unforeseen costs may arise; and disruption caused by the proposed transaction may adversely affect Shire;

•	Shire is dependent on information technology and its systems and infrastructure face certain risks, including from service disruptions, the loss of sensitive or confidential information, cyber-attacks and other security breaches or data leakages that could have a material adverse effect on Shire’s revenues, financial condition or results of operations; and

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

DAYTRANA® (trademark of Noven Pharmaceutical Inc.)

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

RESOLOR® (prucalopride)

REVESTIVE® (teduglutide)

SENSIPAR® (cinacalcet HCl)

VANCOCIN® (trademark of ANI Pharmaceuticals Inc.)

VPRIV® (velaglucerase alfa)

VYVANSE® (lisdexamfetamine dimesylate)

XAGRID® (anagrelide hydrochloride)

ZEFFIX® (trademark of GSK)

3TC® (trademark of GSK)

SHIRE PLC

Form 10-Q for the three months to September 30, 2015

PART I: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2015	2014
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		44.9	2,982.4
Restricted cash		102.0	54.6
Accounts receivable, net	5	1,296.0	1,035.1
Inventories	6	608.9	544.8
Deferred tax asset		439.3	344.7
Prepaid expenses and other current assets	8	215.0	221.5

Total current assets		2,706.1	5,183.1

Non-current assets:
Investments		44.2	43.7
Property, plant and equipment, net (“PP&E”)		795.9	837.5
Goodwill	9	4,289.6	2,474.9
Other intangible assets, net	10	9,450.6	4,934.4
Deferred tax asset		143.6	112.1
Other non-current assets		23.6	46.4

Total assets		17,453.6	13,632.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	11	2,001.8	1,909.4
Short-term borrowings	13	2,005.7	850.0
Other current liabilities	12	257.0	262.5

Total current liabilities		4,264.5	3,021.9

Non-current liabilities:
Long-term borrowings	13	70.7	-
Deferred tax liability		2,824.8	1,210.6
Other non-current liabilities	14	739.8	736.7

Total liabilities		7,899.8	4,969.2

Commitments and contingencies	15	-	-

SHIRE PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

		September 30,	December 31,
		2015	2014
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 600.6 million shares issued and outstanding (2014: 1,000 million shares authorized; and 599.1 million shares issued and outstanding)		58.9	58.7
Additional paid-in capital		4,439.2	4,338.0
Treasury stock: 9.7 million shares (2014: 10.6 million shares)		(321.2)	(345.9)
Accumulated other comprehensive loss	16	(155.1)	(31.5)
Retained earnings		5,532.0	4,643.6

Total equity		9,553.8	8,662.9

Total liabilities and equity		17,453.6	13,632.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		3 months to	3 months to	9 months to	9 months to
		September 30,	September 30,	September 30,	September 30,
		2015	2014	2015	2014
	Notes	$’M	$’M	$’M	$’M
Revenues:
Product sales		1,576.8	1,552.0	4,476.2	4,329.7
Royalties		76.3	39.9	218.2	101.4
Other revenues		1.9	5.2	6.6	14.9

Total revenues		1,655.0	1,597.1	4,701.0	4,446.0

Costs and expenses:
Cost of product sales		262.7	254.3	718.5	760.8
Research and development(1)		241.2	228.6	1,210.8	826.0
Selling, general and administrative(1)		575.0	522.9	1,708.9	1,449.4
Gain on sale of product rights		(0.7)	(46.0)	(13.0)	(86.2)
Reorganization costs	3	31.1	28.2	59.6	123.4
Integration and acquisition costs	4	89.9	37.1	(46.8)	155.8

Total operating expenses		1,199.2	1,025.1	3,638.0	3,229.2

Operating income from continuing operations		455.8	572.0	1,063.0	1,216.8

Interest income		0.8	3.6	3.4	22.8
Interest expense		(10.7)	(6.8)	(31.6)	(25.7)
Other income, net		9.6	6.8	11.9	14.8

Total other (expense)/ income, net		(0.3)	3.6	(16.3)	11.9

Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees		455.5	575.6	1,046.7	1,228.7
Income taxes	21	22.3	(61.2)	9.0	64.7

Equity in (losses)/ earnings of equity method investees, net of taxes		(0.7)	1.4	(1.6)	3.8

Income from continuing operations, net of taxes		477.1	515.8	1,054.1	1,297.2
Loss from discontinued operations, net of taxes[1]	7	(24.3)	(36.1)	(31.3)	(64.0)

Net income		452.8	479.7	1,022.8	1,233.2

(1)	Research and development (“R&D”) includes IPR&D intangible asset impairment charges of $nil for the three months to September 30, 2015 (2014: $nil) and $523.3 million for the nine months to September 30, 2015 (2014: $188.0 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $132.7 million for the three months to September 30, 2015 (2014: $62.9 million) and $352.3 million for the nine months to September 30, 2015 (2014: $181.9 million).

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

		3 months to		3 months to		9 months to		9 months to
		September 30,		September 30,		September 30,		September 30,
	Notes	2015		2014		2015		2014
Earnings per ordinary share - basic

Earnings from continuing operations		80.7	c	87.8	c	178.6	c	221.3	c
Loss from discontinued operations		(4.1	c)	(6.1	c)	(5.3	c)	(10.9	c)

Earnings per ordinary share - basic		76.6	c	81.7	c	173.3	c	210.4	c

Earnings per ordinary share - diluted

Earnings from continuing operations		80.4	c	87.0	c	177.7	c	219.1	c
Loss from discontinued operations		(4.1	c)	(6.1	c)	(5.3	c)	(10.8	c)

Earnings per ordinary share - diluted		76.3	c	80.9	c	172.4	c	208.3	c

Cash dividends declared per common share		-		-		19.1	c	16.9	c

Weighted average number of shares (millions):
Basic	19	590.9		587.6		590.2		586.1
Diluted	19	593.4		592.6		593.2		592.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 months to September 30,	3 months to September 30,	9 months to September 30,	9 months to September 30,
	2015	2014	2015	2014
	$'M	$'M	$'M	$'M
Net income	452.8	479.7	1,022.8	1,233.2
Other comprehensive income:
Foreign currency translation adjustments	(41.6)	(86.1)	(124.9)	(75.9)
Unrealized holding (loss)/gain on available-for-sale securities (net of taxes of $nil, $3.4 million, $nil and $1.3 million)	(2.0)	(7.2)	1.3	(3.5)

Comprehensive income	409.2	386.4	899.2	1,153.8

The components of accumulated other comprehensive income as at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
	$’M	$’M
Foreign currency translation adjustments	(150.6)	(25.7)
Unrealized holding loss on available-for-sale securities, net of taxes	(4.5)	(5.8)

Accumulated other comprehensive loss	(155.1)	(31.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions of US dollars except share data)

	Shire plc shareholders' equity
	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive loss $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2015	599.1	58.7	4,338.0	(345.9)	(31.5)	4,643.6	8,662.9
Net income	-	-	-	-	-	1,022.8	1,022.8
Other comprehensive loss, net of tax	-	-	-	-	(123.6)	-	(123.6)
Options exercised	1.5	0.2	-	-	-	-	0.2

Share-based compensation	-	-	70.8	-	-	-	70.8

Tax benefit associated with exercise of stock options	-	-	30.4	-	-	-	30.4

Shares released by employee benefit trust to satisfy exercise of stock options	-	-	-	24.7	-	(24.2)	0.5

Dividends	-	-	-	-	-	(110.2)	(110.2)
As at September 30, 2015	600.6	58.9	4,439.2	(321.2)	(155.1)	5,532.0	9,553.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dividends per share

During the nine months to September 30, 2015 Shire plc declared and paid dividends of 19.09 US cents per ordinary share (equivalent to 57.27 US cents per ADS) totalling $110.2 million.

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months to	9 months to
	September 30,	September 30,
	2015	2014
	$’M	$’M

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,022.8	1,233.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457.4	307.1
Share-based compensation	70.8	78.3
Change in fair value of contingent consideration	(196.5)	26.3
Impairment of intangible assets	523.3	188.0
Write down of assets	-	14.0
Gain on sale of product rights	(13.0)	(52.6)
Unwind of inventory fair value step-ups	23.0	90.6
Other, net	(3.8)	16.5
Movement in deferred taxes	(178.3)	63.1
Equity in losses/(earnings) of equity method investees	1.6	(3.8)

Changes in operating assets and liabilities:
Increase in accounts receivable	(288.1)	(92.1)
Increase in sales deduction accruals	100.0	28.2
Increase in inventory	(21.7)	(15.8)
Decrease/(increase) in prepayments and other assets	21.2	(114.7)
Increase/(decrease) in accounts and notes payable and other liabilities	56.5	(92.8)

Net cash provided by operating activities (A)	1,575.2	1,673.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(48.0)	(32.3)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(5,553.4)	(4,104.4)
Purchases of non-current investments	(5.2)	(22.8)
Purchases of PP&E	(62.1)	(49.8)
Proceeds from short-term investments	67.0	57.8
Proceeds received on sale of product rights	14.5	122.7
Proceeds from disposal of non-current investments	18.5	21.3
Other, net	2.7	1.3

Net cash used in investing activities (B)	(5,566.0)	(4,006.2)

SHIRE PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	9 months to	9 months to
	September 30,	September 30,
	2015	2014
	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,650.8	2,310.8
Repayment of revolving line of credit and short term borrowings	(2,486.1)	(1,461.8)
Repayment of debt acquired through business combinations	-	(551.5)
Proceeds from ViroPharma call options	-	346.7
Payment of dividend	(110.2)	(99.6)
Excess tax benefit associated with exercise of stock options	30.5	37.4
Contingent consideration payments	(8.8)	(12.8)
Other, net	(21.3)	(2.0)

Net cash provided by financing activities(C)	1,054.9	567.2

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(1.6)	(6.2)

Net decrease in cash and cash equivalents(A+B+C+D)	(2,937.5)	(1,771.7)
Cash and cash equivalents at beginning of period	2,982.4	2,239.4

Cash and cash equivalents at end of period	44.9	467.7

Supplemental information associated with continuing
operations:

	9 months to	9 months to
	September 30,	September 30,
	2015	2014
	$’M	$’M

Interest (paid)/received	(13.1)	8.0
Income taxes repaid	77.0	232.6
Income taxes paid	(97.5)	(156.3)

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

In August 2015 the FASB decided to defer the effective date of the guidance by one year. Based on this deferral, public entities would need to apply the new guidance for annual reporting periods beginning after December 15, 2017, and interim periods therein. The Company is currently evaluating the impact of adopting this guidance.

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

In August 2015 the FASB issued further guidance to incorporate the SEC staff’s observation that, given the absence of authoritative guidance, the SEC staff would not object to an entity deferring and presenting debt issuance costs arising from line-of-credit arrangements as an asset and subsequently amortizing these costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The amendments in these updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods therein. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

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

Simplifying the Measurement of Inventory

In July 2015 the FASB issued guidance to simplify the measurement of inventory which currently requires an entity to measure its inventory at the lower of cost or market, whereby market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendment provides guidance that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last in first out or the retail inventory method. This amendment will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted for all entities. The Company is currently evaluating the impact of adopting this guidance.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015 the FASB issued guidance to simplify the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance further requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.

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

The amount of NPS Pharma’s post-acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the three months to September 30, 2015 were $86.7 million and $47.5 million respectively. The pre-tax loss includes charges relating to the unwind of inventory fair value adjustments of $6.7 million, intangible asset amortization of $70.9 million and integration costs of $16.2 million.

The amount of NPS Pharma’s post-acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the nine months to September 30, 2015 were $193.8 million and $207.4 million respectively. The pre-tax loss includes charges on the unwind of inventory fair value adjustments of $21.7 million, intangible asset amortization of $172.4 million and integration costs of $76.9 million.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, including certain immaterial measurement period adjustments recorded in the second quarter of 2015, is outlined below:

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

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $4,640.0 million relate to intellectual property rights acquired for NPS Pharma’s currently marketed products, primarily attributed to NATPARA/NATPAR and GATTEX/REVESTIVE. The fair value of the currently marketed products is preliminary and has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

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

In the three and nine months to September 30, 2015 the Company expensed costs of $13.6 million and $131.2 million respectively, relating to the acquisition and post-acquisition integration of NPS Pharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

	9 months to		9 months to
	September 30,		September 30,
	2015		2014
	$’M		$’M
Revenues	4,730.9		4,603.4

Net income from continuing operations	1,005.6		1,028.8

Per share amounts:
Net income from continuing operations per share - basic	170.4	c	175.5	c

Net income from continuing operations per share - diluted	169.5	c	173.8	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to decrease net income by $105.2 million for the period to September 30, 2014 to reflect acquisition costs incurred by Shire and NPS Pharma, and increase net income by $105.2 million for the period to September 30, 2015 to eliminate acquisition costs incurred;

(ii)	an adjustment to decrease net income by $13.4 million for the period to September 30, 2014 to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the period to September 30, 2015;

(iii)	an adjustment of $16.7 million in the period to September 30, 2014 to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of NPS Pharma and the amortization of related deferred debt issuance costs; and

(iv)	an adjustment to increase amortization expense by approximately $21.2 million in the period to September 30, 2015 and $126.5 million in the period to September 30, 2014 related to amortization of the fair value of identifiable intangible assets acquired and the elimination of NPS Pharma’s historical intangible asset amortization expense.

The adjustments above are stated net of their tax effects, where applicable.

Acquisition of Foresight Biotherapeutics, Inc. (“Foresight”)

On July 30, 2015 Shire completed the acquisition of 100% of the outstanding share capital of Foresight, a privately owned company incorporated in New York. The acquisition-date fair value of cash consideration, which was paid on closing, was $298.8 million.

With this acquisition, Shire acquired the global rights to SHP640 (formerly FST-100), a Phase-3 ready therapy for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye.

The acquisition of Foresight has been accounted for as a business combination using the acquisition method. The assets and liabilities acquired from Foresight have been recorded at their preliminary fair values at the date of acquisition, being July 30, 2015. The Company’s consolidated financial statements include the results of Foresight from July 30, 2015.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities. The purchase price has been allocated on a preliminary basis to the SHP640 IPR&D intangible asset ($300.0 million), net current assets assumed ($3.0 million), net non-current liabilities assumed (including deferred tax liabilities) ($116.3 million) and goodwill ($112.1 million). Goodwill is not deductible for tax purposes.

Unaudited pro forma financial information to present the combined results of operations of Shire and Foresight is not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Acquisition of Solpharm d.o.o (“Solpharm”)

On September 28, 2015 Shire completed the acquisition of 100% of the outstanding share capital of Solpharm, a privately-owned company incorporated in Croatia. The acquisition-date fair value of consideration was $5.2 million, comprising cash paid on closing of $4.5 million and the fair value of contingent consideration payable of $0.7 million (maximum payable $3.1 million dependent upon achievement of post-closing milestones). Shire has preliminarily allocated the purchase price to goodwill ($4.4 million) and other net assets ($0.8 million).

Unaudited pro forma financial information to present the combined results of operations of Shire and Solpharm is not provided as the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Acquisition of Meritage Pharma Inc. (“Meritage”)

Prior to the acquisition of ViroPharma Incorporated (“ViroPharma”) by Shire (see below), ViroPharma had entered into an exclusive development and option agreement with Meritage, a privately owned US company focusing on developing oral budesonide suspension (“OBS”) as a treatment for eosinophilic esophagitis. Under the terms of this agreement Meritage controlled and conducted all related research up to achievement of pre-defined development success criteria at which point ViroPharma had the option to acquire Meritage.

On February 18, 2015, following the exercise of the purchase option, Shire acquired all the outstanding equity of Meritage. The acquisition date fair value of the consideration totalled $166.9 million, comprising cash consideration paid on closing of $74.8 million and the fair value of contingent consideration payable of $92.1 million. The maximum amount of contingent cash consideration which may be payable by Shire in future periods is $175.0 million dependent upon achievement of certain clinical development and regulatory milestones.

With the Meritage acquisition, Shire has acquired the global rights to Meritage’s Phase 3-ready compound, OBS (now SHP621), for the treatment of adolescents and adults with eosinophilic esophagitis.

The acquisition of Meritage has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Meritage have been recorded at their preliminary fair values at the date of acquisition, being

February 18, 2015. The Company’s consolidated financial statements and results of operations include the results of Meritage from February 18, 2015.

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities. The purchase price has been allocated on a preliminary basis to the SHP621 IPR&D intangible asset ($175 million), net current assets assumed ($5.5 million), net non-current liabilities assumed (including deferred tax liabilities) ($54.7 million) and goodwill ($41.1 million). Goodwill arising of $41.1 million is not deductible for tax purposes.

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

In the three and nine months to September 30, 2015 the Company incurred reorganization costs totaling $31.1 million and $59.6 million respectively, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $305.1 million have been incurred since May 2013. The One Shire reorganization is expected to be substantially completed by the end of 2015. Currently, the Company estimates that further costs in respect of the One Shire reorganization of approximately $85 million will be expensed as incurred.

The liability for reorganization costs arising from the One Shire business reorganization at September 30, 2015 is as follows:

	Opening liability at January 1,	Amount charged to re-		Closing liability at September 30,
	2015	organization	Paid/Utilized	2015
	$'M	$'M	$'M	$'M

Involuntary termination benefits	38.0	38.5	(53.7)	22.8
Other reorganization costs	-	21.1	(10.4)	10.7
	38.0	59.6	(64.1)	33.5

At September 30, 2015 the closing reorganization cost liability was recorded within accounts payable and accrued expenses.

4.	Integration and acquisition costs

For the three months to September 30, 2015 integration and acquisition costs of $89.9 million principally comprise costs related to the acquisition and integration of NPS Pharma, Viropharma and the proposed combination with Baxalta ($30.7 million) and charges related to the change in the fair value of contingent consideration liabilities ($59.2 million) principally in relation to the acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”), following the agreement to settle all future contingent milestones payable to former Lumena shareholders through a one-time $90 million payment.

For the nine months to September 30, 2015 Shire recorded a net credit to integration and acquisition costs of $46.8 million. The net credit principally comprises costs related to the acquisition and integration of NPS Pharma, Viropharma and the proposed combination with Baxalta ($149.7 million), offset by a net credit relating to the change in the fair value of contingent consideration liabilities ($196.5 million). The net credit relating to the change in fair value of contingent consideration liabilities in the nine months to September 30, 2015 principally relates to the acquisition of Lumena, reflecting (i) a lower probability of success for the SHP625 asset following the receipt of data from certain Phase 2 studies and (ii) the aforementioned agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders, and the acquisition of Lotus Tissue Repair, Inc. reflecting a lower probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”)) as a result of certain preclinical toxicity findings (see note 10 for further details).

In the three and nine months to September 30, 2014 Shire recorded integration and acquisition costs of $37.1 million and $155.8 million respectively. In the three months to September 30, 2014 the charge comprised a $4.9 million net charge on the change in fair value of contingent consideration liabilities and $32.2 million relating to the acquisition and integration of ViroPharma. In the nine months to September 30, 2014 the charge comprised $129.5 million relating to the acquisition and integration of ViroPharma and a net charge of $26.3 million relating to the change in fair value of contingent consideration liabilities (principally in relation to the acquisition of SARcode Bioscience Inc. (“SARcode”), reflecting Shire’s increased confidence in the SHP606 asset, offset by credits in relation to the acquisition of FerroKin BioSciences, Inc., reflecting the decision to place the Phase 2 clinical trial for SHP602 on clinical hold).

5.	Accounts receivable, net

Accounts receivable at September 30, 2015 of $1,296.0 million (December 31, 2014: $1,035.1 million), are stated net of a provision for discounts and doubtful accounts of $55.7 million (December 31, 2014: $48.5 million).

Provision for discounts and doubtful accounts:

	2015	2014
	$’M	$’M
As at January 1,	48.5	47.9
Provision charged to operations	293.8	228.1
Provision utilization	(286.6)	(229.8)

As at September 30,	55.7	46.2

At September 30, 2015 accounts receivable included $71.4 million (December 31, 2014: $59.0 million) related to royalty income.

6.	Inventories

Inventories are stated at the lower of cost or market. Inventories comprise:

	September 30,	December 31,
	2015	2014
	$’M	$’M
Finished goods	161.0	136.0
Work-in-progress	334.9	305.3
Raw materials	113.0	103.5
	608.9	544.8

7.	Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. In the three and nine months to September 30, 2015 the Company recorded a loss, net of tax of $24.3 million and $31.3 million respectively, primarily relating to a change in estimate in relation to reserves for onerous leases retained by the Company. In the three and nine months to September 30, 2014 the Company recorded a loss, net of tax of $36.1 million and $64.0 million, primarily relating to costs associated with the divestment including a loss on re-measuring to fair value the contingent consideration receivable from Organogenesis.

8.	Prepaid expenses and other current assets

	September 30,	December 31,
	2015	2014
	$’M	$’M
Prepaid expenses	50.6	36.9
Income tax receivable	96.5	121.5
Value added taxes receivable	18.8	13.8
Other current assets	49.1	49.3
	215.0	221.5

9.	Goodwill

	September 30,	December 31,
	2015	2014
	$’M	$’M
Goodwill arising on businesses acquired	4,289.6	2,474.9

In the nine months to September 30, 2015 the Company completed the acquisitions of NPS Pharma, Meritage, Foresight and Solpharm which resulted in aggregate goodwill with a preliminary value of $1,837 million (see Note 2 for details).

	2015	2014
	$’M	$’M
As at January 1,	2,474.9	624.6
Acquisitions	1,837.0	1,773.8
Foreign currency translation	(22.3)	(24.7)
As at September 30,	4,289.6	2,373.7

10.	Other intangible assets, net

	September 30,	December 31,
	2015	2014
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	9,388.5	4,816.9
Other intangible assets[1]	375.0	30.0
	9,763.5	4,846.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,482.4	1,550.0
	11,245.9	6,396.9

Less: Accumulated amortization[2]	(1,795.3)	(1,462.5)
	9,450.6	4,934.4

1.	Other intangible assets primarily comprises of royalty right assets acquired with NPS Pharma.

2.	Comprising $1,734.9 million of accumulated amortization for intellectual property rights acquired for currently marketed products and $60.4 million for other intangible assets.

The change in the net book value of other intangible assets for the nine months to September 30, 2015 and 2014 is shown in the table below:

	Other intangible assets
	2015	2014
	$’M	$’M
As at January 1,	4,934.4	2,312.6
Acquisitions	5,473.7	3,332.8
Divestment of non-core products	-	(17.3)
Amortization charged	(352.3)	(181.9)
Impairment charges	(523.3)	(188.0)
Foreign currency translation	(81.9)	(30.8)

As at September 30,	9,450.6	5,227.4

In the nine months to September 30, 2015 the Company acquired intangible assets totaling $5,474 million, primarily relating to the fair value of intangible assets for currently marketed products and royalty right assets acquired with NPS Pharma of $4,993 million and IPR&D assets of $475 million acquired with Meritage and Foresight (see Note 2 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the nine months to September 30, 2015 the Company identified indicators of impairment in respect of its SHP625 (for the treatment of cholestatic liver disease), and SHP608 (for the treatment of DEB) IPR&D assets.

The indicators of impairment related to SHP625 in the second quarter of 2015 included the results of three Phase 2 studies, comprising a 13-week study of 20 paediatric patients with Alagille syndrome (“ALGS”), a 13 week, double blind, placebo-controlled trial in combination with ursodeoxycholic acid (“UDCA”) for patients with Primary Biliary Cirrhosis (“PBC”), and preliminary results from a 72 week open label Phase 2 study in Progressive Familial Intrahepatic Cholestasis (“PFIC”). Although both the ALGS and PBC trials indicated a reduction in bile serum acids in the SHP625 treated group, neither of these trials met their primary or secondary endpoints. The interim analysis in the PFIC trial was based on the first 12 subjects who completed 13 weeks of treatment per protocol. There was no statistically significant reduction in mean serum bile acid levels from baseline. A change from baseline analysis was planned as there is no placebo treatment arm in this study. However, changes from baseline for pruritus did reach statistical significance.

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

The fair values of the related contingent consideration liabilities arising from the Lumena and Lotus Tissue Repair acquisitions (through which Shire acquired SHP625 and SHP608 respectively) have also been reduced, resulting in a credit of $203.4 million being recorded in Integration and acquisition costs for the nine months ended September 30, 2015.

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

Management estimates that the annual amortization charge in respect of intangible assets held at September 30, 2015 will be approximately $470 million for each of the five years to September 30, 2020. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

11.	Accounts payable and accrued expenses

	September 30,	December 31,
	2015	2014
	$’M	$’M
Trade accounts payable and accrued purchases	313.2	247.7
Accrued rebates – Medicaid	636.4	563.9
Accrued rebates – Managed care	336.5	318.2
Sales return reserve	141.8	131.7
Accrued bonuses	133.7	150.7
Accrued employee compensation and benefits payable	118.9	109.1
R&D accruals	71.5	88.3
Other accrued expenses	249.8	299.8
	2,001.8	1,909.4

12.	Other current liabilities

	September 30,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	76.0	16.2
Value added taxes	21.6	16.6
Contingent consideration payable	111.7	194.5
Other current liabilities	47.7	35.2
	257.0	262.5

13.	Borrowings

	September 30,	December 31,
	2015	2014
	$’M	$’M

Short term borrowings:
Borrowings under the 2015 Facility Agreement	750.0	-
Borrowings under the 2013 Facilities Agreement	-	850.0
Borrowings under the RCF	1,245.0	-
Secured non-recourse debts	10.7	-
	2,005.7	850.0
Long term borrowings:
Secured non-recourse debts	70.7	-
	2,076.4	850.0

Term Loan Agreements

2015 Facility Agreement

On January 11, 2015, Shire entered into an $850 million Facility Agreement with, among others, CitiGroup Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”).  On September 28, 2015 the Company reduced the 2015 Facility Agreement by $100 million. At September 30, 2015 the 2015 Facility Agreement, which matures on January 10, 2016, was fully utilized in the amount of $750 million. The maturity date may be extended twice, at Shire’s option, by six months on each occasion.

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

On December 13, 2013 and at various points thereafter, the Company cancelled parts of the 2013 Facilities Agreement. On September 28, 2015 the Company repaid in full the remaining balance of $350 million under the 2013 Facilities Agreement.

Revolving Credit Facility (“RCF”)

On December 12, 2014, Shire entered into a $2,100 million RCF with a number of financial institutions. See the Company’s 2014 Annual Report on Form 10-K for details. At September 30, 2015 the Company has utilized $1,245 million of the RCF.

The RCF, which terminates on December 12, 2019, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million US dollar and euro swingline facility operating as a sub-limit thereof.

Secured Non-recourse Debts

Prior to the acquisition by Shire, NPS Pharma had:

•	partially monetized rights to receive future royalty payments from Amgen’s sales of SENSIPAR and MIMPARA through the issuance of $145 million of non-recourse debt that was both serviced and secured by SENSIPAR and MIMPARA royalty revenue;

•	sold to DRI Capital Inc. (“DRI”) certain rights to receive up to $96 million of future royalty payments arising from Kyowa Hakko Kirin’s sales of REGPARA and granted DRI a security interest in the license agreement with Kyowa Hakko Kirin, certain patents and other intellectual property related to REGPARA which DRI would be entitled to enforce in the event of default by NPS Pharma; and

•	partially monetized PTH-184 (now marketed as NATPARA) through an agreement with an affiliate of DRI pursuant to which NPS Pharma, its licensees and its predecessors in interest, are obligated to pay up to $125 million royalties on sales of PTH-184. Additionally, NPS Pharma granted DRI a security interest in certain patents and other intellectual property related to PTH 1-84 which DRI would be entitled to enforce in the event of default by NPS Pharma.

Following the acquisition of NPS Pharma the Company has assumed these secured non-recourse debt obligations.

In May 2015 the Company notified Amgen that it intended to repay in full the remaining non-recourse debt owed to Amgen. The repayment was effected on May 15, 2015 by Amgen withholding certain royalties that were due to the Company from SENSIPAR and MIMPARA sales in the first quarter of 2015.

As at September 30, 2015 $10.7 million has been included within Short-term borrowings, and $70.7 million has been included within Long-term borrowings in respect of the remaining obligations to DRI.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which provide flexibility to short-term cash management procedures. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As at September 30, 2015 these Credit lines were not utilized.

14.	Other non-current liabilities

	September 30,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	190.4	199.2
Contingent consideration payable	408.9	435.4
Other non-current liabilities	140.5	102.1
	739.8	736.7

15.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at September 30, 2015 are presented below:

Operating
leases
$’M
2015	13.5
2016	44.7
2017	31.6
2018	25.3
2019	20.9
2020	20.0
Thereafter	125.8
281.8

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $30.6 million and $29.3 million for the nine months to September 30, 2015 and 2014 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At September 30, 2015 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $49.0 million (being the contractual amounts), providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

Out-licensing arrangements

On September 1, 2015 Shire and Sangamo BioSciences, Inc. (“Sangamo”) agreed to revise the collaboration and license agreement originally entered into in January 2012 to expedite the development of ZFP Therapeutics for haemophilia A and B and Huntington's disease. Under the revised terms, Shire has returned to Sangamo the exclusive world-wide rights to gene targets for the development, clinical testing and commercialization of ZFP Therapeutics for haemophilia A and B, and has retained rights and will continue to develop ZFP Therapeutic clinical leads for Huntington's disease and a ZFP Therapeutic for one additional gene target. Each company will be responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Sangamo has granted Shire a right of first negotiation to license the haemophilia A and B programs. No milestone payments will be made on any program and each company will pay certain royalties to the other on commercial sales up to a specified maximum cap.

Shire has entered into various other collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $39 million and sales milestones up to an aggregate amount of $46 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the nine months to September 30, 2015 Shire received cash in respect of up-front and milestone payments totaling $12.6 million (2014: $1.0 million). In the nine months to September 30, 2015 Shire recognized milestone income of $1.5 million (2014: $3.6 million) in other revenues and $37.2 million (2014: $39.8 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At September 30, 2015 the Company had committed to pay approximately $454 million (December 31, 2014: $382 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At September 30, 2015 the Company had committed to pay approximately $321 million (December 31, 2014: $384 million) in respect of contract manufacturing. The Company expects to pay $71 million of these commitments in 2015.

(iii)	Other purchasing commitments

At September 30, 2015 the Company had committed to pay approximately $352 million (December 31, 2014: $265 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $331 million of these commitments in 2015.

(iv)	Investment commitments

At September 30, 2015 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $49 million (December 31, 2014: $67 million) which may all be payable in 2015, depending on the timing of capital calls. The investment commitments include additional funding to certain VIEs of which Shire is not the primary beneficiary.

(v)	Capital commitments

At September 30, 2015 the Company had committed to spend $21 million (December 31, 2014: $3 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At September 30, 2015, provisions for litigation losses, insurance claims and other disputes totaled $9.5 million (December 31, 2014: $16.9 million).

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

On June 23, 2014, the US District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid. On September 24, 2015, the US Court of Appeals of the Federal Circuit (“CAFC“) affirmed that ruling against all of the ANDA filers and remanded the case to the trial court for further proceedings in which Shire expects the court to impose an injunction preventing all of the ANDA filers (Sandoz, Roxane, Amneal, Actavis and Mylan) from launching generic versions of VYVANSE until the expiration of these patents in 2023.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial is scheduled to take place starting on March 28, 2016.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. Watson Pharma, Inc. and Watson Laboratories, Inc. were subsequently added as defendants. A trial took place in April, 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid. Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013. The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings. Shire petitioned the Supreme Court for a writ of certiori, which was granted on January 26, 2015. The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v Sandoz. On June 3, 2015, the CAFC reaffirmed its previous decision to reverse the district court’s claims construction. The case has been remanded to the district court and a trial is scheduled to take place starting on January 25, 2016.

In April 2012, Shire was notified that Mylan had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A Markman ruling was issued on March 23, 2015. The previously scheduled trial date has been vacated and the case has been stayed until May 31, 2016.

In March 2015, Shire was notified that Amneal had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of New Jersey against Amneal, Amneal Pharmaceuticals of New York, LLC and Amneal Pharmaceuticals Co. India Pvt. Ltd. No trial date has been set.

In September 2015, Shire was notified that Lupin Ltd. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Shire is reviewing the notice letter.

On October 7, 2015 the Patent Trial and Appeals Board (“PTAB”) of the United States Patent Office instituted an inter parties review (“IPR”) of US Patent 6,773,720 which is the patent-in-suit in the litigations referred to above.  The IPR process is designed to re-assess the patentability of the claims of the patent.  A decision from the PTAB is expected in October 2016.

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

The changes in accumulated other comprehensive loss, net of their related tax effects, in the nine months to September 30, 2015 and 2014 are included below:

As at September 30, 2015	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive loss
	$M	$M	$M

As at January 1, 2015	(25.7)	(5.8)	(31.5)
Current period change:

Net current period other comprehensive (loss)/income	(124.9)	1.3	(123.6)

As at September 30, 2015	(150.6)	(4.5)	(155.1)

As at September 30, 2014	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M
As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other comprehensive (loss)/income before reclassification	(75.9)	5.6	(70.3)
Gain transferred to the income statement (within Other income, net) on disposal of available-for-sale securities	-	(9.1)	(9.1)
Net current period other comprehensive loss	(75.9)	(3.5)	(79.4)

As at September 30, 2014	34.5	(3.7)	30.8

17.	Financial instruments

Treasury policies and organization

The Company’s principal treasury operations are coordinated by its corporate treasury function. All treasury operations are conducted within a framework of policies and procedures approved annually by the Board. As a matter of policy, the Company does not undertake speculative transactions that would increase its currency or interest rate exposure.

Interest rate risk

The Company is principally exposed to interest rate risk on borrowings under the 2015 Facility Agreement, the RCF and the Credit lines, on which interest is set at floating rates, to the extent any of these facilities, are utilized. At September 30, 2015 the Company had fully utilized the 2015 Facility Agreement and utilized $1,245 million of the RCF. The Credit lines were not utilized. Shire’s exposure under the 2015 Facility Agreement, the RCF and the Credit lines is to US dollar interest rates.

The Company has evaluated the interest rate risk on the Credit lines, the RCF and the 2015 Facility Agreement and considers the risks associated with floating interest rates on borrowings under its facilities as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the Credit lines, the 2015 Facility Agreement and RCF at September 30, 2015 would increase interest expense by approximately $20 million per annum or would decrease the interest expense by approximately $4 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. This exposure is primarily limited to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the nine months to September 30, 2015 the average interest rate received on cash and liquid investments was less than 1% per annum. These cash and liquid investments were primarily invested in US dollar term deposits with banks and money market and liquidity funds.

No derivative instruments were entered into during the nine months to September 30, 2015 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk.

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

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the US, specifically, Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”) the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries in the nine months to September 30, 2015, including receipts of $80.6 million and $65.7 million in respect of Spanish and Italian receivables, respectively. The Company’s exposure to Greece, both in terms of gross accounts receivable and annual revenues, is not material.

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

At September 30, 2015 the Company had 33 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at September 30, 2015 the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $1.4 million, resulting in net derivative assets and derivative liabilities of $0.4 million and $7.7 million, respectively. Further details are included below:

		Fair value	Fair value
		September 30,	December 31,
		2015	2014
		$’M	$’M
Assets	Prepaid expenses and other current assets	1.8	12.6
Liabilities	Other current liabilities	9.1	7.8

Net gains (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains recognized in income	Amount of net gains recognized in income
In the nine months to		September 30,	September 30,
		2015	2014
		$’M	$’M
Foreign exchange contracts	Other income, net	12.0	15.9

These net foreign exchange gains are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

18.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at September 30, 2015 and December 31, 2014 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying value and Fair value

	Total	Level 1	Level 2	Level 3
At September 30, 2015	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)	14.4	14.4	-	-

Contingent consideration receivable (2)	14.9	-	-	14.9
Foreign exchange contracts	1.8	-	1.8	-

Financial liabilities:
Foreign exchange contracts	9.1	-	9.1	-
Contingent consideration payable(3)	520.6	-	-	520.6

	Total	Level 1	Level 2	Level 3
At December 31, 2014	$'M	$'M	$'M	$'M

Financial assets:
Available-for-sale securities(1)	13.1	13.1	-	-
Contingent consideration receivable (2)	15.9	-	-	15.9
Foreign exchange contracts	12.6	-	12.6	-

Financial liabilities:
Foreign exchange contracts	7.8	-	7.8	-
Contingent consideration payable(3)	629.9	-	-	629.9

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.

(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2015	2014
	$'M	$'M

Balance at January 1,	15.9	36.1
Initial recognition of contingent consideration receivable	-	33.6
Loss recognized in the income statement (within discontinued operations) due to change in fair value during the period	-	(33.6)
Gain/(loss) recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	9.8	(4.1)
Reclassification of amounts to Other receivables within Other current assets	(12.1)	(14.9)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	1.3	2.0

Balance at September 30,	14.9	19.1

Contingent consideration payable
	2015	2014
	$'M	$'M

Balance at January 1,	629.9	405.9
Initial recognition of contingent consideration payable	92.8	226.7
Change in fair value during the period with the corresponding adjustment recognized (within Integration and acquisition costs) in the income statement	(196.5)	26.3
Reclassification of amounts to Other current liabilities	(8.5)	(12.4)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	0.2	1.8
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.7	(6.3)

Balance at September 30,	520.6	642.0

Of the $520.6 million of contingent consideration payable as at September 30, 2015, $111.7 million is recorded within other current liabilities and $408.9 million is recorded within other non-current liabilities in the Company’s balance sheet.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At September 30, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration receivable ("CCR")	14.9	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 70%

			• Future forecast consideration receivable based on contractual terms with purchaser	• $26 million to $31 million

			• Assumed market participant discount rate	• 8.7%

Financial liabilities:	Fair Value at the Measurement Date

At September 30, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
Contingent consideration payable	520.6	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 4 to 85%

			• Assumed market participant discount rate	• 1.2 to 12.4%

			• Periods in which milestones are expected to be achieved	• 2015 to 2029

			• Forecast quarterly royalties payable on net sales of relevant products	• $0.2 to $6.6 million

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

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the nine months to September 30, 2015 the Company reviewed its SHP625 and SHP608 IPR&D intangible assets for impairment and recognized an impairment charge of $523.3 million, recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. The fair value of these IPR&D assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, the probabilities of these IPR&D assets receiving regulatory approval, the timeframe for such approval, risk-adjusted forecast future cash flows to be generated by these IPR&D assets and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these IPR&D assets, determined at the time of the impairment review, was $120.4 million.

Fair Value at the Measurement Date

At September 30, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M
IPR&D intangible assets (SHP625 and SHP608)	$120.4	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained	• 5 to 33%

			• Expected commercial launch date	• 2018 to 2021

			• Assumed market participant discount rate	• 9.7 to 10.7%

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

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	$’M	$’M	$’M	$’M
Income from continuing operations, net of taxes	477.1	515.8	1,054.1	1,297.2
Loss from discontinued operations[1]	(24.3)	(36.1)	(31.3)	(64.0)

Numerator for basic and diluted earnings per share	452.8	479.7	1,022.8	1,233.2

Weighted average number of shares:
	Millions	Millions	Millions	Millions
Basic [1]	590.9	587.6	590.2	586.1
Effect of dilutive shares:
Share-based awards to employees [2]	2.5	5.0	3.0	6.0

Diluted	593.4	592.6	593.2	592.1

1. Excludes shares purchased by the EBT and presented by Shire as treasury stock.

2. Calculated using the treasury stock method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	3 months to	3 months to	9 months to	9 months to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	No. of shares	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions	Millions
Share-based awards to employees[1]	3.9	0.3	3.3	0.3

1.	Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

20.	Segmental reporting

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

In the periods set out below, revenues by major product were as follows:

9 months to	September 30,	September 30,
	2015	2014
	$’M	$’M

VYVANSE	1,268.9	1,065.6
CINRYZE	474.4	360.6
LIALDA/MEZAVANT	483.0	449.1
ELAPRASE	405.5	449.5
FIRAZYR	319.8	262.3
REPLAGAL	325.5	380.7
PENTASA	232.7	213.8
VPRIV	256.2	273.0
ADDERALL XR	259.7	280.2
FOSRENOL	132.9	136.2
GATTEX/REVESTIVE	95.2	-
XAGRID	75.0	82.1
INTUNIV	45.0	279.0
NATPARA	12.8	-
Other product sales	89.6	97.6

Total product sales	4,476.2	4,329.7

21.	Taxation

The effective rate of tax in the nine months to September 30, 2015 was -1% (2014: -5%).

The effective rate of tax in the nine months to September 30, 2015 on income from continuing operations is negative primarily due to the release of certain valuation allowances and the impact of the finalization of various tax returns in the period.

The effective rate of tax in the nine months to September 30, 2014 on income from continuing operations was negative primarily due to the recognition of a net tax credit in relation to the settlement of tax positions with the Canadian revenue authorities.

22.	Related parties

Shire considers that ArmaGen, Inc. (“ArmaGen”) is a related party by virtue of a combination of Shire’s equity stake in ArmaGen and the worldwide licensing and collaboration agreement between the two parties to develop and commercialize AGT-182. In the nine months to September 30, 2015 Shire paid $2.5 million in cash to ArmaGen in exchange for an additional equity stake in ArmaGen, following which Shire holds approximately 21% of ArmaGen’s issued equity. In addition, Shire recorded R&D costs arising from the licensing and collaboration arrangement of $7.2 million in the nine months to September 30, of 2015, of which $0.7 million was accrued and unpaid as at September 30, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s unaudited consolidated financial statements and related notes appearing elsewhere in this report.

Significant events in the three months to September 30, 2015 and recent developments

Products

INTUNIV – for the treatment of attention deficit hyperactivity disorder (“ADHD”) in the European Union

•	On September 21, 2015 Shire announced that the European Commission granted Marketing Authorization for once-daily, non-stimulant INTUNIV (guanfacine hydrochloride prolonged release tablets) for the treatment of ADHD in children and adolescents 6 to 17 years old for whom stimulants are not suitable, not tolerated or have been shown to be ineffective. INTUNIV must be used as a part of a comprehensive ADHD treatment program, typically including psychological, educational and social measures.

Pipeline

SHP606 (lifitegrast) – for the treatment of dry eye disease (“DED”)

•	On October 16, 2015 the US Food and Drug Administration (“FDA”) requested an additional clinical study as part of a complete response letter (“CRL”) to the Company’s new drug application (“NDA”) for lifitegrast for the signs and symptoms of DED in adults. The FDA also requested more information related to product quality, which Shire will address in the CRL response. On October 27, 2015, Shire announced positive topline results from the OPUS-3 trial. These data showed OPUS-3 met the primary endpoint of significantly improving patient-reported symptoms of DED from baseline to day 84 (p=0.0007). Additionally, OPUS-3 met the secondary endpoints of symptom improvement from baseline to days 14 and 42 (p<0.0001 for both endpoints). Shire plans to use these data as part of the resubmission of the NDA for lifitegrast for the treatment of signs and symptoms for DED in the first quarter of 2016.

CINRYZE – for the treatment of subcutaneous administration in HAE

•	On October 16, 2015 Shire submitted an Investigational New Drug application (“IND”) for CINRYZE subcutaneous administration in HAE to the FDA. If accepted, Shire plans to initiate a Phase 3 program in the fourth quarter of 2015.

FIRAZYR – for the treatment of ACE inhibitor-induced Angioedema (“ACE-I AE”)

•	In September 2015, the CAMEO study which compared FIRAZYR versus placebo in patients with moderate-severe ACE-I AE did not meet its primary or key secondary endpoints. The primary efficacy endpoint, Time to Meeting Discharge Criteria (“TMDC”), was not statistically different between treatment groups. The key secondary efficacy endpoint, Time to Onset of Symptom Relief (“TOSR”), was not statistically different between treatment groups. Subgroup analysis demonstrated no significant treatment differences by age, race, attack severity, weight, body mass index, and geographic region. Based upon this data, Shire does not plan on pursuing further development of FIRAZYR in this indication.

Other Third Quarter 2015 Developments

Acquisition of Foresight

•	On August 3, 2015 Shire announced that it acquired New York-based, privately held Foresight for $300 million cash consideration, subject to customary closing adjustments. With the acquisition, Shire acquired the global rights to FST-100 (now known as SHP640), a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. If approved, SHP640 has the potential to become the first agent to treat both viral and bacterial conjunctivitis. This acquisition further strengthens Shire’s late-stage pipeline and further demonstrates Shire’s commitment to building a leadership position in ophthalmics.

Agreement with Sanquin Blood Supply

•	On August 25, 2015 Shire announced it had entered into an agreement with Sanquin Blood Supply, the manufacturer of CINRYZE (C1 esterase inhibitor [human]), providing Shire access to its manufacturing technology and allowing Shire to source additional manufacturers to meet the growing demand for CINRYZE.

Agreement with Lumena

•	On September 25, 2015 Shire reached agreement with the former shareholders of Lumena to terminate all future contingent milestone payments or obligations contemplated by the original share purchase agreement in exchange for $90 million. Shire is currently analyzing the results of Phase 2 trials for SHP625 in PBC, PFIC and ALGS as well as a Phase 1b multiple dose study in SHP626 for the treatment of nonalcoholic steatohepatitis and continues to assess a path forward for these programs.

Agreement with Sangamo

•	On September 1, 2015 Shire and Sangamo agreed to revise the collaboration and license agreement originally entered into in January 2012 to expedite the development of ZFP Therapeutics for haemophilia A and B and Huntington's disease. Under the revised terms, Shire has returned to Sangamo the exclusive world-wide rights to gene targets for the development, clinical testing and commercialization of ZFP Therapeutics for haemophilia A and B, and has retained rights and will continue to develop ZFP Therapeutic clinical leads for Huntington's disease and a ZFP Therapeutic for one additional gene target. Each company will be responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Sangamo has granted Shire a right of first negotiation to license the haemophilia A and B programs. No milestone payments will be made on any program and each company will pay certain royalties to the other on commercial sales up to a specified maximum cap.

Proposed combination with Baxalta Incorporated

•	On August 4, 2015 Shire announced that on July 10, 2015 it made a proposal to Baxalta Incorporated (NYSE:BXLT) to combine the companies that was rejected by the board of Baxalta. Shire continues to support this highly strategic combination to create a global rare disease leader delivering an expected $20 billion in sales by 2020, with an opportunity to create significant shareholder value.

Legal Proceedings

Appeals Court Affirms Shire’s VYVANSE (lisdexamfetamine dimesylate) Patents Are Valid Until 2023

•	On September 24, 2015 Shire announced that the CAFC had upheld the summary judgment ruling of the US District Court for the District of New Jersey that certain claims of the patents protecting VYVANSE (lisdexamfetamine dimesylate) are valid. Shire’s lawsuit included all of the known pharmaceutical manufacturers that filed ANDAs with the FDA seeking to market generic versions of VYVANSE, along with their Active Pharmaceutical Ingredient (“API”) manufacturer of lisdexamfetamine dimesylate API. The ANDA defendants are Actavis LLC/Actavis Elizabeth LLC; Amneal Pharmaceuticals, LLC; Mylan Pharmaceuticals Inc./Mylan Inc.; Roxane Laboratories Inc.; and Sandoz Inc. The API manufacturer and supplier to each of the ANDA defendants is Johnson Matthey Inc./Johnson Matthey Pharmaceutical Materials. The ruling prevents the ANDA defendants from launching generic versions of VYVANSE until the expiration of these patents in 2023. The defendants may move for rehearing at the Federal Circuit, or may file a petition at the US Supreme Court.

Board and Committee Changes

•	On September 1, 2015 Shire announced the appointment of Sara Mathew to its Board of Directors as a Non-Executive Director. Sara will also be a member of the Audit, Compliance & Risk Committee of the Shire Board. Both appointments were effective as of September 1, 2015.

Products in registration as of September 30, 2015

SHP606 (lifitegrast) for the treatment of DED

On April 9, 2015 Shire announced that the FDA had accepted for filing and had granted a Priority Review designation for Shire’s NDA for lifitegrast for the treatment of signs and symptoms of DED in adults. In parallel to the NDA submission, Shire had initiated a Phase 3 safety and efficacy study (OPUS-3) in support of potential regulatory submissions. OPUS-3 is a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in subjective patient reported symptoms of DED, as measured by the eye dryness score. On October 16, 2015 the FDA requested an additional clinical study as part of a CRL to Shire’s NDA. On October 27, 2015, Shire announced positive topline results from OPUS-3. These data showed OPUS-3 met the primary endpoint of significantly improving patient-reported symptoms of DED from baseline to day 84 (p=0.0007).  Additionally, OPUS-3 met the secondary endpoints of symptom improvement from baseline to days 14 and 42 (p<0.0001 for both endpoints). Shire plans to use these data as part of the resubmission of the NDA for lifitegrast for the treatment of signs and symptoms for DED in the first quarter of 2016.  OPUS-3 compared lifitegrast to placebo administered twice daily for 84 days (12 weeks) in patients with dry eye, a recent history of artificial tear use within 30 days of study entry and an eye dryness score (“EDS”) = 40. Lifitegrast met the single primary endpoint for patient-reported symptoms of eye dryness (mean change in EDS from baseline to week 12) (treatment difference of 7.16 [95% CI], 3.04, 11.28; p=0.0007). In OPUS-3, lifitegrast met the secondary endpoints of symptom improvement at Days 14 and 42 (treatment difference (95% CI) 7.85 (4.33, 11.37) and 9.32 (5.44, 13.20) respectively, (p<0.0001)).  OPUS-3 also evaluated the safety and tolerability of lifitegrast based on occurrence of treatment-emergent adverse events. The safety and tolerability profile of lifitegrast in OPUS-3 was consistent with previous studies involving lifitegrast. Shire plans to use these data as part of the resubmission of the NDA for lifitegrast for the treatment of signs and symptoms for DED in the first quarter of 2016.

NATPAR for the treatment of HPT

NATPAR (NATPARA in the US) is currently under review in Europe as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT.

Products in clinical development as of September 30, 2015

Phase 3 and Phase 3-ready

SHP465 for the treatment of ADHD in adults

Shire’s NDA for SHP465 was previously submitted in 2006 to support the use of SHP465 as a longer-acting, once-daily treatment for ADHD in adults. With the growing adult ADHD population there is now a larger patient population and Shire expects a greater commercial need for this type of product than in 2006. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults.  On April 7, 2015 Shire announced that it had reached an agreement with the FDA on a clear regulatory path for SHP465. Shire has begun dosing patients in a Phase 3 study designed to evaluate the efficacy of SHP465 administered as a daily morning dose compared to a placebo in the treatment of children and adolescents (6-17 years of age inclusive) diagnosed with ADHD.

SHP609 for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for the treatment of Hunter syndrome patients with early cognitive impairment. Hunter syndrome is a Lysosomal Storage Disorder.  In December 2014 the FDA granted SHP609 Fast Track designation. In addition, this product has been granted orphan designation in the US. The Company initiated a pivotal Phase 2/3 clinical trial in the fourth quarter of 2013 which is enrolling and an extension study is ongoing.

FIRAZYR for the treatment of ACE-I AE

A Phase 3 clinical trial comparing FIRAZYR to placebo to assess the efficacy of FIRAZYR for the treatment of ACE-I AE was initiated in the fourth quarter of 2013 and was fully enrolled as of Q3 2015. In September, the CAMEO study which compared FIRAZYR versus placebo in patients with moderate-severe ACE-I induced angioedema did not meet its primary or key secondary endpoints. The primary efficacy endpoint, TMDC, was not statistically different between treatment groups. The key secondary efficacy endpoint, TOSR, was not statistically different between treatment groups. Subgroup analysis determined that no treatment differences were observed when analyzed by age, race, attack severity, weight, BMI, and geographic region. Based upon this data, Shire does not plan on pursuing further development of FIRAZYR in this indication.

FIRAZYR for the treatment of Hereditary Angioedema (“HAE”) in Japan

Shire plans to initiate a Phase 3 trial to evaluate the efficacy and safety of FIRAZYR for the treatment of HAE in Japanese patients in 2015. Patient enrollment is currently ongoing.

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012 Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V. Shire has discussed with the FDA the requirements for filing an NDA for prucalopride and is currently working towards fulfilling those requirements in anticipation of an NDA submission.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell treatments for ADHD in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 has been completed and filing is expected in 2016.

SHP616 (CINRYZE) for the treatment of Acute Antibody Mediated Rejection (“AMR”)

A Phase 2 study for the treatment of AMR with SHP616 was completed in 18 patients. Shire has received FDA and EMA feedback and submitted an IND in the second quarter of 2015. Shire plans to initiate a Phase 2/3 study in the fourth quarter of 2015. FDA granted Fast Track designation for SHP616 in October 2015.

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

SHP620 (maribavir) for the treatment of cytomegalovirus (“CMV”) infection in transplant patients

SHP620 was acquired as part of the acquisition of ViroPharma. Shire has completed two Phase 2 studies in transplant recipients. The first trial was in first-line treatment of asymptomatic CMV viremia in transplant recipients and the results of this study showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable plasma CMV). The second study recently completed was for the treatment of resistant/refractory CMV infection/disease in transplant recipients. The purpose of this study was to determine whether maribavir is efficacious and safe in patients with disease which is resistant or refractory to the standard of care CMV therapy (e.g., valganciclovir, foscarnet). This study also showed that maribavir, at all doses, was effective at lowering CMV to below the limits of assay detection. Approximately two-thirds of patients across the maribavir treatment groups achieved undetectable plasma CMV DNA (viral load) within 6 weeks. This product has been granted orphan drug designation in both the US and EU. In late June 2015 Shire conducted an end of Phase 2 meeting with the FDA and received further clarity on the path forward.  Based upon this feedback, Shire plans to progress the program into Phase 3 in 2016.

SHP621 OBS, for the treatment of adolescents and adults with Eosinophilic Esophagitis (“EoE”)

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

SHP640 (formerly FST-100) for the treatment of infectious conjunctivitis

With the acquisition of Foresight, Shire acquired global rights to SHP640, a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. Foresight had completed a phase 2 proof-of-concept efficacy and safety clinical trial program for SHP640 which involved two studies in adenoviral conjunctivitis – one three-arm study and another two-arm pilot study. While the two-arm study showed a trend toward efficacy, there were too few subjects testing positive for a viral presence for the study to deliver meaningful results, and it was not statistically significant. In the three-arm study, patients treated with SHP640 showed a statistically significant improvement in rates of clinical cure and viral eradication vs. vehicle at Day 6. The phase 2 clinical data formed the basis of a meeting with the FDA, in which Foresight discussed the path forward to conduct a phase 3 clinical development program for SHP640. If approved by regulatory agencies, SHP640 has the potential to become the first agent to treat both viral and bacterial conjunctivitis.

Phase 2

LDX1 for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell ADHD products in Japan, including LDX. A Phase 2/3 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged 6 to 17 was initiated in the second quarter of 2013 and is ongoing.

1.	Currently marketed as VYVANSE in the US and ELVANSE in certain countries in the EU for the treatment of ADHD

SHP607 for the prevention of Retinopathy of Prematurity (“ROP”)

SHP607 is in development as a protein replacement therapy for the prevention of ROP, a rare and potentially blinding eye disorder associated with premature birth. In December 2014 Shire received notification that SHP607 was granted Fast Track designation by the FDA.  In addition, this product has been granted orphan drug designation in both the US and EU. A Phase 2 clinical trial is currently ongoing.

SHP610 for Sanfilippo A syndrome (Mucopolysaccharidosis IIIA)

SHP610 is in development as an ERT delivered intrathecally for the treatment of Sanfilippo A syndrome, a Lysosomal Storage Disorder. The Company initiated a Phase 1/2 clinical trial in August 2010 which has now completed. Shire initiated a Phase 2b clinical trial for SHP610 which is now fully enrolled, which is designed to establish clinical proof of concept. An extension study is ongoing. The product has been granted orphan drug designation in the US and in the EU.

SHP625 for the treatment of cholestatic liver disease

SHP625 was acquired as part of the recent acquisition of Lumena. Shire is currently conducting Phase 2 studies in the following indications: Alagille Syndrome (“ALGS”), Progressive Familial Intrahepatic Cholestasis (“PFIC”), Primary Biliary Cirrhosis (“PBC”), and Primary Sclerosing Cholangitis (“PSC”). This product has been granted orphan drug designation both in the US and EU.

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

In late May 2015, Shire also received results from the CLARITY study, a 13 week, doubled blind, placebo-controlled Phase 2 study in combination with UDCA in PBC. SHP625 did not meet the primary endpoint as measured by change in pruritus or the secondary endpoint in level of liver disease as measured by the Alkaline Phosphatase (“ALP”). However, there was a significant reduction in mean serum bile acid levels versus placebo.

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

Phase 1

SHP611 for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as recombinant human arylsulfatase A (“rASA”) delivered intrathecally every other week for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a 24 patient Phase 1/2 clinical trial in August 2012. The primary endpoint of this trial is to determine the safety of ascending doses of rASA over 40 weeks.  The secondary endpoint focuses on decline in motor function as defined by change in baseline Gross Motor Function Measure (“GMFM-88”). Exploratory endpoints include change from baseline in cerebrospinal fluid sulfatide levels and change from baseline in the total MLD severity score based on brain Magnetic Resonance Imaging (“MRI”). The trial is currently ongoing, but top line interim results were available in late April.  Based upon interim data for the first 18 patients, SHP611 appeared to be well tolerated at all doses.  In addition, while not statistically significant and despite a decline in GMFM-88 score across all doses, the highest dose caused a slower decline over the 40 week study period compared to the lower dose treatment groups. The higher dose group also showed encouraging data in reduced MLD MRI score and reductions of CSF sulfatide. Shire will continue to analyze these interim results and determine an optimal path forward in this development program.

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

SHP622 for the treatment of Friedreich’s Ataxia (“FA”)

SHP622 is in development for the treatment of Friedreich’s Ataxia and was acquired as part of the acquisition of ViroPharma.  This product is a naturally occurring small molecular weight compound (indole-3-propionic acid) that prevents oxidative stress OX1 by a combination of hydroxyl radical scavenging activity and metal chelation. Phase 1 studies in healthy adults were completed in 2010. The drug was found to be generally well tolerated, and the pharmacokinetics revealed that the drug was rapidly absorbed and distributed in the body after oral administration. A Phase 1b trial of SHP622 in adults with FA is ongoing.

SHP626 for the treatment of nonalcoholic steatohepatitis (“NASH”)

SHP626 was acquired as part of the acquisition of Lumena and is in development for the treatment of NASH, a common and often “silent” liver disease characterized by fat deposits in the liver and inflammation which can progress to significant fibrosis.  A US IND was approved by the FDA in the fourth quarter of 2014, and a Phase 1b multiple dose trial has been completed. The design of a potential Phase 2/3 study is currently under consideration.

SHP627 for the treatment of focal segmental glomerulosclerosis (“FSGS”)

On July 4, 2014 Shire completed its acquisition of Fibrotech, an Australian biopharmaceutical company developing a new class of orally available drugs with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. SHP627 has completed a Phase 1 study in healthy subjects and subjects with diabetic nephropathy. Additional IND enabling studies are being conducted. Phase 1 studies to determine optimal formulation and dose are expected to be initiated in 2016 followed by a Phase 2 study in FSGS patients in 2017.

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

Other development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

Results of operations for the three months to September 30, 2015 and 2014

Financial highlights for the three months to September 30, 2015 are as follows:

•	Product sales excluding INTUNIV were up 7% (up 12% on a Non GAAP CER[2] basis), with strong growth from VYVANSE(1) (up 20% to $427 million), CINRYZE (up 29% to $188 million), and FIRAZYR (up 25% to $123 million). Products acquired with NPS Pharma continued to gain positive momentum with $43 million of GATTEX/REVESTIVE sales and $7 million of NATPARA sales.

As anticipated, product sales growth in the third quarter of 2015 was also held back by approximately 4 percentage points due to foreign exchange headwinds from the strong US dollar, primarily affecting sales of ELAPRASE, REPLAGAL and VPRIV. Sales of ELAPRASE and REPLAGAL were further negatively impacted by the timing of large shipments to markets which order less frequently.

•	Total product sales including INTUNIV were up 2% on the third quarter of 2014 (up 6% on a Non GAAP CER basis) at $1,577 million (2014: $1,552 million), as total product sales in the third quarter of 2015 were held back by significantly lower INTUNIV sales (down 81% to $18 million) following the introduction of generic competition from December 2014.

•	Total revenues were up 4% to $1,655 million (2014: $1,597 million), as the third quarter of 2015 benefited from higher royalties, primarily due to the inclusion of SENSIPAR royalties acquired with NPS Pharma.

•	Operating income was down 20% to $456 million (2014: $572 million), as a result of higher net charges of approximately $60 million on the re-measurement of contingent consideration liabilities primarily in relation to the acquisition of Lumena and higher intangible asset amortization charges relating to assets acquired with NPS Pharma.

•	Diluted earnings per ordinary share decreased 6% to $0.77 (2014: $0.81) primarily due to lower operating income.

(1) Lisadexamfetamine dimesylate (“LDX”) currently marketed as VYVANSE in the US & Canada, VENVANSE in Latin America and ELVANSE in certain territories in the EU for the treatment of ADHD and in the US for the treatment of moderate-to-severe Binge Eating Disorder (“BED“) in adults.

(2) The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding moveents in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2015 product sales and revenues restated using 2014 average foreign exchange rates to 2014 actual product sales and revenues. Average exchange rates for the three months to September 30, 2015 were $1.56:£1.00 and $1.11:€1.00 (2014: $1.69:£1.00 and $1.34:€1.00). Average exchange rates for the nine months to September 30, 2015 were $1.54:£1.00 and $1.12:€1.00 (2014: $1.67:£1.00 and $1.36:€1.00).

Results of operations for the three months to September 30, 2015 and 2014

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	3 months to	3 months to
	September 30,	September 30,
	2015	2014	change
	$'M	$'M	%
Product sales	1,576.8	1,552.0	+2
Royalties	76.3	39.9	+91
Other revenues	1.9	5.2	-63

Total	1,655.0	1,597.1	+4

Product sales

The following table provides an analysis of the Company’s key product sales:

	3 months to	3 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription	Exit market
	2015	2014	growth	growth	growth[1]	share[1]
Net product sales:	$'M	$'M	%	%	%	%

VYVANSE	427.3	354.9	+20	+22	+9	17

CINRYZE	187.5	145.1	+29	+30	n/a2	n/a2

LIALDA/MEZAVANT	176.6	176.6	-	+2	+10	35

ELAPRASE	134.0	168.8	-21	-10	n/a2	n/a2

FIRAZYR	123.2	98.4	+25	+28	n/a2	n/a2

REPLAGAL	111.1	135.9	-18	-6	n/a3	n/a3

PENTASA	87.7	78.3	+12	+12	-7	12

VPRIV	85.1	96.4	-12	-4	n/a2	n/a2

ADDERALLXR	78.0	95.3	-18	-17	+9	5

FOSRENOL	43.7	48.1	-9	-2	-7	3

GATTEX/REVESTIVE	43.0	-	n/a	n/a	n/a2	n/a2

XAGRID	26.9	27.1	-1	+15	n/a2	n/a2

INTUNIV	18.1	96.7	-81	-81	-73	1

NATPARA	6.9	-	n/a	n/a	n/a2	n/a2

Other product sales	27.7	30.4	-9	+1	n/a	n/a

Total product sales	1,576.8	1,552.0	+2

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended September 30, 2015.

(2)	IMS NPA Data not available.

(3)	Not sold in the US in the third quarter of 2015.

VYVANSE – ADHD and BED

VYVANSE product sales grew strongly (up 20%) in the third quarter of 2015 compared to the third quarter of 2014. Growth was driven by year over year script growth in the US (up 9%) and the benefit of price increases1 taken since the third quarter of 2014. The third quarter of 2015 also benefited from approximately $30 million of additional stocking compared to the prior year. These factors were partially offset by higher sales deductions in the third quarter of 2015 compared to the third quarter of 2014.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

CINRYZE – for the prophylactic treatment of HAE

CINRYZE sales were up 29% on the third quarter of 2014, primarily driven by strong growth in patients on therapy and the benefit of higher stocking in the third quarter of 2015 compared to the third quarter of 2014. To a lesser extent sales also benefited from a price increase1 taken since the third quarter of 2014.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the third quarter of 2015 were flat compared to the third quarter of 2014. The benefit of higher prescription demand and a price increase1 taken since the third quarter of 2014 was offset by higher sales deductions as a percentage of product sales and lower stocking in the third quarter of 2015 compared to the third quarter of 2014.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the third quarter of 2015 were down 21% compared to the third quarter of 2014, reflecting the negative impact of foreign exchange movements and strong comparatives in the third quarter of 2014 due to the timing of large shipments to markets which order less frequently. On a Non GAAP CER basis ELAPRASE sales were down 10% compared to the third quarter of 2014.

Litigation proceedings regarding ELAPRASE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

FIRAZYR – for the treatment of acute HAE attacks

FIRAZYR product sales were up 25% (up 28% on a Non GAAP CER basis), primarily due to growth in patients on therapy and price increases1 taken since the third quarter of 2014.

REPLAGAL – Fabry disease

REPLAGAL sales were down 18% compared to the third quarter of 2014, reflecting the negative impact of foreign exchange movements and strong comparatives in the third quarter of 2014 due to the timing of large shipments to markets which order less frequently. On a Non GAAP CER basis REPLAGAL sales were down 6% compared to the third quarter of 2014.

PENTASA – Ulcerative Colitis

PENTASA product sales increased in the third quarter of 2015 (up 12%) driven by price increases1 taken since the third quarter of 2014 and higher stocking in the third quarter of 2015 compared to the third quarter of 2014.

VPRIV – Gaucher disease

VPRIV product sales in the third quarter of 2015 were down 12% (down 4% on a Non GAAP CER basis).

ADDERALL XR – ADHD

ADDERALL XR product sales were down 18% in the third quarter of 2015, as increased prescription demand and slightly higher stocking in the quarter was more than offset by the effect of higher sales deductions as a percentage of product sales in the third quarter of 2015 compared to the third quarter of 2014.

GATTEX/REVESTIVE – Short Bowel Syndrome (“SBS”)

Shire acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and recorded sales of $43 million in the third quarter of 2015 (up 54% on a pro-forma basis(2)).

INTUNIV – ADHD

INTUNIV product sales were down 81% in the third quarter of 2015 reflecting the impact of generic competitors since December 2014, which resulted in lower prescription demand and significantly higher sales deductions as a percentage of product sales.

NATPARA – Hypoparathyroidism

Shire made NATPARA available on April 1, 2015, after acquiring the product through its acquisition of NPS Pharma and following a strong US launch sales of $7 million were recorded in the third quarter of 2015.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 Sales prior to February 21, 2015 were recorded by NPS Pharma, prior to the acquisition by Shire.

Royalties

The following table provides an analysis of Shire’s royalty income:

	3 months to	3 months to
	September 30,	September 30,
	2015	2014	Change
	$'M	$'M	%
SENSIPAR	34.8	-	n/a
FOSRENOL	13.2	14.6	-10
3TC and ZEFFIX	11.9	8.8	+35
ADDERALL XR	7.1	9.5	-25
Other	9.3	7.0	+33

Total royalties	76.3	39.9	+91

Royalty income increased by 91% in the third quarter of 2015 due primarily to the inclusion of royalty income receivable from Amgen for SENSIPAR (following the acquisition of NPS Pharma by Shire).

Cost of product sales

Cost of product sales increased to $262.7 million for the three months to September 30, 2015 (17% of product sales), from $254.3 million in the corresponding period in 2014 (16% of product sales). Cost of product sales as a percentage of product sales increased by 1 percentage point in the third quarter of 2015 compared to the same period in 2014 due to the mix of sales (with a higher proportion of 2015 sales coming from lower margin products, particularly CINRYZE).

For the three months to September 30, 2015 cost of product sales included depreciation of $9.6 million (2014: $16.9 million).

R&D

R&D expenditure increased by 6% to $241.2 million for the three months to September 30, 2015 (15% of product sales), compared to $228.6 million in the corresponding period in 2014 (15% of product sales). The third quarter of 2014 included a payment of $12.5 million in respect of the licensing and collaboration agreement with ArmaGen to develop and commercialize AGT-182. Excluding this payment, R&D expenditure in the three months to September 30, 2015 was $25.1 million higher than the corresponding period in 2014, due to the inclusion of NPS Pharma’s R&D costs and continued investment in existing pipeline programs including lifitegrast.

R&D in the three months to September 30, 2015 included depreciation of $5.5 million (2014: $6.1 million).

SG&A

SG&A expenditure increased by 10% to $575.0 million (36% of product sales) from $522.9 million (34% of product sales), primarily as a result of higher amortization charges on intangible assets acquired with NPS Pharma.

For the three months to September 30, 2015 SG&A included depreciation of $23.6 million (2014: $20.7 million) and amortization of $132.7 million (2014: $62.9 million).

Gain on sale of product rights

For the three months to September 30, 2015 Shire recorded a net gain on sale of non-core product rights of $0.7 million due primarily to the re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA.

In the third quarter of 2014 Shire recorded a net gain on sale of non-core products rights of $46.0 million, following the divestment of VANCOCIN, ESTRACE and EXPUTEX. The gain on sale of product rights also included the gain on re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA.

Reorganization costs

For the three months to September 30, 2015 Shire recorded reorganization costs of $31.1 million, primarily related to the relocation of roles from Chesterbrook to Lexington.

In the third quarter of 2014 Shire recorded reorganization costs of $28.2 million related to the One Shire reorganization.

Integration and acquisition costs

For the three months to September 30, 2015 Shire recorded integration and acquisition costs of $89.9 million, which comprised integration and acquisition costs of $30.7 million primarily related to NPS Pharma and costs associated with the proposed combination with Baxalta. Additionally there was a net charge of $59.2 million for the change in fair value of contingent consideration liabilities, primarily relating to SHP625 (acquired with Lumena).

In the third quarter of 2014 Shire recorded integration and acquisition costs of $37.1 million. This net charge included costs of $32.2 million related to the acquisition and integration of ViroPharma and $4.9 million relating to the change in fair values of contingent consideration liabilities.

Interest expense

For the three months to September 30, 2015 Shire incurred interest expense of $10.7 million (2014: $6.8 million). Interest expense in the third quarter of 2015 primarily related to interest and the amortization of financing fees incurred on borrowings to fund the NPS Pharma acquisition. Interest expense in the third quarter of 2014 principally related to interest and amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition.

Taxation

The effective rate of tax in the third quarter of 2015 was -5% (2014: 11%).

The effective rate of tax in the third quarter of 2015 on income from continuing operations is negative, and lower than the same period in 2014, primarily due to the release of certain valuation allowances and the effect from the finalization of various tax returns all recognized during the quarter.

Discontinued operations

The loss from discontinued operations for the three months to September 30, 2015 was $24.3 million net of tax (2014: $36.1 million) primarily relating to a change in estimate in relation to the onerous lease provisions.

Results of operations for the nine months to September 30, 2015 and 2014

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	9 months to	9 months to
	September 30,	September 30,
	2015	2014	change
	$'M	$'M	%
Product sales	4,476.2	4,329.7	+3
Royalties	218.2	101.4	+115
Other revenues	6.6	14.9	-56

Total	4,701.0	4,446.0	+6

Product sales

The following table provides an analysis of the Company’s key product sales:

	9 months to	9 months to
	September 30,	September 30,	Product sales	Non-GAAP CER	US prescription	Exit market
	2015	2014	growth	growth	growth[1]	share[1]
	$'M	$'M	%	%	%	%
Net product sales:

VYVANSE	1,268.9	1,065.6	+19	+21	+8	17

LIALDA/MEZAVANT	483.0	449.1	+8	+10	+10	35

CINRYZE	474.4	360.6	+32	+33	n/a2	n/a2

ELAPRASE	405.5	449.5	-10	+2	n/a2	n/a2

REPLAGAL	325.5	380.7	-14	-2	n/a3	n/a3

FIRAZYR	319.8	262.3	+22	+25	n/a2	n/a2

ADDERALL XR	259.7	280.2	-7	-6	+12	5

VPRIV	256.2	273.0	-6	+2	n/a2	n/a2

PENTASA	232.7	213.8	+9	+9	-7	12

FOSRENOL	132.9	136.2	-2	+5	-10	3

GATTEX/REVESTIVE	95.2	-	n/a	n/a	n/a2	n/a2

XAGRID	75.0	82.1	-9	+7	n/a2	n/a2

INTUNIV	45.0	279.0	-84	-83	-67[3]	1

NATPARA	12.8	-	n/a	n/a	n/a2	n/a2

Other product sales	89.6	97.6	-8	+2	n/a	n/a

Total product sales	4,476.2	4,329.7	+3

(1)	Data provided by IMS Health National Prescription Audit (“IMS NPA”) relates solely to US-based prescriptions. Exit market share represents the average monthly US market share in the month ended September 30, 2015.

(2)	IMS NPA Data not available.

(3)	Not sold in the US in the nine months to September 30, 2015.

VYVANSE – ADHD

VYVANSE product sales grew strongly in the nine months to September 30, 2015 (up 19% compared to the same period in 2014) primarily due to higher prescription demand, price increases1 taken since 2014 and stocking in 2015 compared to destocking in 2014, offset by higher sales deductions as a percentage of product sales compared to the same period in 2014.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

LIALDA/MEZAVANT – Ulcerative Colitis

Product sales for LIALDA/MEZAVANT in the nine months to September 30, 2015 were up 8% (up 10% on a Non GAAP CER basis), primarily due to higher US prescription demand and the effect of a price increase1 taken since 2014. These factors were partially offset by higher sales deductions as a percentage of product sales and the negative impact of foreign exchange movements.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

CINRYZE –prophylactic treatment of HAE

Shire acquired CINRYZE through its acquisition of ViroPharma in the first quarter of 2014. CINRYZE product sales in the nine months to September 30, 2015 were up 32% compared to the same period in 2014 (22% on a proforma basis2) primarily due to continued growth in the number of patients on therapy and to a lesser extent the benefit of a price increase1 taken since 2014.

ELAPRASE – Hunter syndrome

ELAPRASE product sales in the nine months to September 30, 2015 were down 10% compared to the same period in 2014 (up 2% on a Non GAAP CER basis). Continued growth in the number of treated patients and the benefit of a price increase1 taken since 2014 was more than offset by the negative impact of foreign exchange movements and the timing of large orders to certain markets which order less frequently.

Litigation proceedings regarding ELAPRASE are ongoing. Further information about this litigation can be found in PART I: ITEM 1 of this Form 10-Q.

REPLAGAL – Fabry disease

REPLAGAL sales were down 14% (down 2% on a Non GAAP CER basis) in the nine months to September 30, 2015 compared to the same period in 2014 driven primarily by the negative impact of foreign exchange movements.

FIRAZYR – acute treatment of HAE

FIRAZYR product sales grew strongly up 22% (up 25% on a Non GAAP CER basis) compared to the same period in 2014. This was primarily due to growth in patients on therapy and to a lesser extent the effect of a price increase1 taken since 2014. These factors were partially offset by the negative impact of foreign exchange movements.

ADDERALL XR – ADHD

ADDERALL XR product sales decreased (down 7%) in the nine months to September 30, 2015, as increased prescription demand (up 12%) was more than offset by the effect of higher sales deductions as a percentage of product sales.

VPRIV – Gaucher disease

VPRIV product sales in the nine months to September 30, 2015 were down 6% (up 2% on a Non GAAP CER basis), reflecting the negative impact of foreign exchange movements offset by higher unit sales from an increase in the number of patients on therapy.

PENTASA – Ulcerative Colitis

PENTASA product sales increased in the nine months to September 30, 2015 (up 9%) driven by price increases1 taken since 2014, partially offset by a decrease in US prescription demand and higher sales deductions as a percentage of product sales.

GATTEX/REVESTIVE – Short Bowel Syndrome (“SBS”)

Shire acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and has recorded sales of $95 million (up 40% on a proforma basis3) for the period subsequent to acquisition.

INTUNIV – ADHD

INTUNIV product sales were down 84% in the nine months to September 30, 2015 reflecting the impact of generic competitors from December 2014 and June 2015, which resulted in lower prescription demand and significantly higher sales deductions as a percentage of product sales.

NATPARA – Hypoparathyroidism

Shire made NATPARA available on April 1, 2015, after acquiring the product through its acquisition of NPS Pharma. In the nine months to September 30, 2015 sales of $13 million were recorded.

1 The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

2 2014 Proforma revenues include revenues recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire on January 24, 2014.

3 Proforma revenues include revenues recorded by NPS Pharma, prior to the acquisition of NPS Pharma by Shire on February 21, 2015.

Royalties

The following table provides an analysis of Shire’s royalty income:

	9 months to	9 months to
	September 30,	September 30,
	2015	2014	Change
	$'M	$'M	%
SENSIPAR	80.0	-	n/a
INTUNIV	27.8	-	n/a
FOSRENOL	32.4	36.8	-12
3TC and ZEFFIX	29.9	24.6	+22
ADDERALL XR	22.2	23.0	-3
Other	25.9	17.0	+52

Total royalties	218.2	101.4	+115

Royalties in the nine months to September 30, 2015 are higher than the nine months to September 30, 2014 due to the inclusion of royalty income receivable from Amgen for SENSIPAR following the acquisition of NPS Pharma by Shire, and the inclusion of royalties receivable from Actavis on its generic sales of INTUNIV.

Cost of product sales

Cost of product sales was $718.5 million for the nine months to September 30, 2015 (16% of product sales), down from $760.8 million in the corresponding period in 2014 (18% of product sales). Cost of product sales as a percentage of product sales was two percentage points lower compared to the same period in 2014 due to lower charges in relation to the unwind of the fair value adjustment on inventories acquired in business combinations.

For the nine months to September 30, 2015 cost of product sales included depreciation of $34.4 million (2014: $44.9 million).

R&D

R&D expenditure increased to $1,210.8 million for the nine months to September 30, 2015 (27% of product sales), compared to $826.0 million in the corresponding period in 2014 (19% of product sales). R&D expenditure in 2015 includes impairment charges of $346.6 million relating to the SHP625 IPR&D intangible asset, due to a lower probability of regulatory approval following trial results, and $176.7 million relating to the SHP608 IPR&D intangible asset, following preclinical toxicity findings. In 2014 R&D expenditure included impairment charges of $166.0 million related to the SHP602 IPR&D intangible asset, following the decision to place the program on clinical hold and $22.0 million related to the SHP613 IPR&D intangible asset, following the decision to discontinue further development of the asset. Excluding these impairment charges, R&D expenditure in the nine months to September 30, 2015 increased by 8% or by $49.5 million, due to the first time inclusion of NPS Pharma’s R&D costs and continued investment in existing pipeline programs including lifitegrast.

R&D in the nine months to September 30, 2015 included depreciation of $17.2 million (2014: $17.7 million).

SG&A

SG&A expenditure increased to $1,708.9 million (38% of product sales) for the nine months to September 30, 2015 from $1,449.4 million (33% of product sales) in the corresponding period in 2014 due to increased investment behind launches, including the successful launch of VYVANSE for the treatment of moderate to severe BED in adults, the first time inclusion of NPS Pharma’s SG&A costs from February 21, 2015, and higher intangible asset amortization.

For the nine months to September 30, 2015 SG&A included depreciation of $53.5 million (2014: $62.6 million) and amortization of $352.3 million (2014: $181.9 million).

Gain on sale of product rights

For the nine months to September 30, 2015 Shire recorded a net gain on sale of product rights of $13.0 million (2014: $86.2 million). The gain in 2015 primarily relates to the re-measurement of contingent consideration receivable from the divestment of DAYTRANA. The gain in 2014 related to the sale of CALCICHEW trademarks to Takeda, the re-measurement of contingent consideration receivable from the divestment of DAYTRANA and the sale of non-core products.

Reorganization costs

For the nine months to September 30, 2015 Shire recorded reorganization costs of $59.6 million (2014: $123.4 million), related to the One Shire reorganization and in 2015 the relocation of roles from Chesterbrook to Lexington.

Integration and acquisition costs

For the nine months to September 30, 2015 Shire recorded a net credit for integration and acquisition costs of $46.8 million (2014: a charge of $155.8 million). The net credit principally comprises costs related to the acquisition and integration of NPS Pharma, Viropharma and the proposed combination with Baxalta ($149.7 million), offset by a net credit relating to the change in the fair value of contingent consideration liabilities ($196.5 million). The net credit relating to the change in fair value of contingent consideration liabilities principally relates to the acquisition of Lumena, reflecting (i) a lower probability of success for the SHP625 asset following the receipt of data from certain Phase 2 studies and (ii) the agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders and the acquisition of Lotus Tissue Repair, Inc., reflecting a lower probability of success for the SHP608 asset (for the treatment of DEB) as a result of certain preclinical toxicity findings.

In the nine months to September 30, 2014 the charge comprised costs of $129.5 million relating to the acquisition and integration of ViroPharma and a net charge of $26.3 million relating to the change in fair values of contingent consideration liabilities.

Interest expense

For the nine months to September 30, 2015 Shire incurred interest expense of $31.6 million (2014: $25.7 million), primarily related to interest and amortization of financing fees incurred on borrowings to fund the NPS Pharma acquisition. Interest expense in 2014 principally related to interest and amortization of issue costs incurred on borrowings to fund the ViroPharma acquisition.

Taxation

The effective rate of tax for the nine months to September 30, 2015 was -1% (2014: -5%).

The effective rate of tax in the nine months to September 30, 2015 on income from continuing operations is negative primarily due to the release of certain valuation allowances and the effect of the finalization of various tax returns in the period.

The effective rate of tax the nine months to September 30, 2014 on income from continuing operations was negative primarily due to the recognition of a net tax credit in relation to the settlement of tax positions with the Canadian revenue authorities.

Discontinued operations

The loss from discontinued operations for the nine months to September 30, 2015 was $31.3 million net of tax (2014: $64.0 million) primarily relating to a change in estimate in relation to onerous lease provisions.

Financial condition at September 30, 2015 and December 31, 2014

Cash & cash equivalents

Cash and cash equivalents decreased by $2,937.5 million to $44.9 million at September 30, 2015 (December 31, 2014: $2,982.4 million), primarily due to the use of existing cash and cash equivalents to partially fund the acquisitions of NPS Pharma, Foresight and Meritage.

Accounts receivable, net

Accounts receivable, net increased by $260.9 million to $1,296.0 million at September 30, 2015 (December 31, 2014: $1,035.1 million), primarily due to the inclusion of NPS Pharma’s accounts receivable and an increase in revenue. Days sales outstanding slightly increased to 45 days (December 31, 2014: 43 days).

Inventories

Inventories increased by $64.1 million to $608.9 million at September 30, 2015 (December 31, 2014: $544.8 million), primarily due to the inventories acquired as part of the acquisition of NPS Pharma.

Goodwill

Goodwill increased by $1,814.7 million to $4,289.6 million at September 30, 2015 (December 31, 2014: $2,474.9 million), principally due to the acquisitions of NPS Pharma, Meritage and Foresight.

Other intangible assets, net

Other intangible assets increased by $4,516.2 million to $9,450.6 million at September 30, 2015 (December 31, 2014: $4,934.4 million), principally due to the intangible assets acquired with NPS Pharma, Meritage and Foresight, offset by IPR&D intangible asset impairment charges and intangible asset amortization.

Short term borrowings

Short term borrowings increased by $1,155.7 million to $2,005.7 million at September 30, 2015 (December 31, 2014: $850.0 million), reflecting the utilization of short term debt facilities to partially fund the acquisition of NPS Pharma and the recognition of secured non-recourse debt liabilities assumed as part of the NPS Pharma acquisition.

Other current liabilities

Other current liabilities decreased by $5.5 million to $257.0 million at September 30, 2015 (December 31, 2014: $262.5 million) principally due to the reduction in the fair value of contingent consideration payable associated with the SHP625 IPR&D intangible asset.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $1,614.2 million to $2,824.8 million at September 30, 2015 (December 31, 2014: $1,210.6 million) primarily due to deferred tax liabilities arising on intangible assets partially offset by deferred tax assets arising on tax attributes both acquired with NPS Pharma, Meritage and Foresight.

Other non-current liabilities

Other non-current liabilities increased by $3.1 million to $739.8 million at September 30, 2015 (December 31, 2014: $736.7 million) principally due to a change in estimate in respect of onerous lease liabilities and recognition of contingent consideration payable in respect of the Meritage acquisition, offset by a reduction in the fair value of contingent consideration payable associated with the SHP608 and SHP625 IPR&D intangible assets.

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

Shire’s balance sheet includes $44.9 million of cash and cash equivalents at September 30, 2015.

Shire has a revolving credit facility of $2,100 million which matures in 2019, $1,245 million of which was utilized as September 30, 2015.

In connection with its acquisition of NPS Pharma, on January 11, 2015 the Company also entered into a $850 million term loan facility agreement, which matures on January 10, 2016, with, among others, Citi Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “2015 Facility Agreement”).  On September 28, 2015 the Company repaid and cancelled $100 million of the 2015 Facility Agreement and also repaid in full the remaining balance of $350 million under the 2013 Facilities Agreement. At September 30, 2015 the 2015 Facility Agreement was fully utilized at its reduced level of $750 million and recorded within short term borrowings. The Company also assumed non-recourse secured debt obligations as part of the NPS Pharma acquisition with a carrying value of $81.4 million as at September 30, 2015. See Note 13 in Part 1 of this Form 10-Q for details.

Shire has access to certain short-term uncommitted lines of credit which it utilizes from time to time to provide short-term flexibility in cash management. At September 30, 2015, these facilities were not utilized.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loan and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF and through new borrowings or the issuance of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net (debt)/cash position (excluding restricted cash), as at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	$’M	$’M
Cash and cash equivalents[1]	44.9	2,982.4

Long term borrowings	(70.7)	-
Short term borrowings	(2,005.7)	(850.0)
Other debt	(13.4)	(13.7)

Total debt	(2,089.8)	(863.7)

Net (debt)/cash[2]	(2,044.9)	2,118.7

(1)	Substantially all of the Company’s cash and cash equivalents are held by foreign subsidiaries (i.e, those subsidiaries incorporated outside of Jersey, Channel Islands, the jurisdiction of incorporation of Shire plc, Shire’s holding company). The amount of cash and cash equivalents held by foreign subsidiaries has not had, and is not expected to have, a material impact on the Company’s liquidity and capital resources.

(2)	Net(debt)/ cash is a Non-GAAP measure. The Company believes that Net (debt)/cash is a useful measure as it indicates the level of borrowings after taking account the cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

Cash flow activity

Net cash provided by operating activities in the nine months to September 30, 2015 decreased by $98.3 million or 6% to $1,575.2 million (2014: $1,673.5 million), due to the impact of payments for employee retention awards relating to AbbVie’s terminated offer for Shire, the integration of NPS Pharma and the One Shire reorganization. Net cash provided by operating activities in the nine months to September 30, 2014 also benefited from a $248 million repayment received from the Canadian revenue authorities.

Net cash used in investing activities was $5,566.0 million in the nine months to September 30, 2015, principally relating to the cash paid for the acquisitions of NPS Pharma ($5,220 million, less cash acquired with NPS Pharma of $42 million) and for the acquisitions of Foresight ($299 million) and Meritage ($75 million).

Net cash used in investing activities was $4,006.2 million in the nine months to September 30, 2014, principally relating to the cash paid for the acquisition of ViroPharma of $3,997 million (less cash acquired with ViroPharma of $233 million) and for the acquisition of Lumena of $300 million (less cash acquired with Lumena of $46 million).

Net cash provided by financing activities was $1,054.9 million for the nine months to September 30, 2015, principally due to the drawings, net of subsequent repayments, made under Shire’s RCF and 2015 Facility Agreement to partially fund the NPS Pharma acquisition, to fully repay the 2013 Facilities Agreement and to fund the dividend payment.

Net cash provided by financing activities was $567.2 million for the nine months to September 30, 2014, principally due to the drawings, net of subsequent repayments, made under the 2013 Facilities Agreement to partially fund the ViroPharma acquisition. In addition the Company paid cash of $551.5 million to settle the convertible debt assumed with ViroPharma, received cash of $346.7 million upon settlement of a purchased call option acquired with ViroPharma and made a dividend payment of $99.6 million.

Obligations and commitments

Other than the borrowings incurred to finance, or assumed following, the acquisition of NPS, as outlined above, during the nine months to September 30, 2015 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As at September 30, 2015 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 1A. RISK FACTORS

Set out below is an additional risk factor associated with the Company’s business that should be considered together with the risk factors set out in “ITEM 1A: Risk Factors“ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Shire's strategy to acquire Baxalta may not be successful: Baxalta may refuse to cooperate with Shire; if the proposed combination is consummated, the businesses may not be integrated successfully, including that expected synergies and other benefits of the combination may not be realized and unforeseen costs may arise; and disruption caused by the proposed transaction may adversely affect Shire.

On August 4, 2015, Shire announced that it made a combination proposal to Baxalta Incorporated on July 10, 2015 and Baxalta’s board had rejected the proposal on July 31, 2015. If Baxalta’s board continues to reject Shire’s proposals or fails to cooperate with Shire, it may be difficult or impossible for Shire to pursue its acquisition proposal successfully. In addition, even if Baxalta's board were to cooperate or agree a combination proposal with Shire, such a combination may be subject to regulatory, shareholder or other approvals, and there is no certainty that such a combination would be consummated on any announced time frame or at all.

If a combination between Shire and Baxalta were to be consummated, the proposed combination (which would represent Shire’s largest combination transaction to date) may fail to achieve its anticipated benefits. Any integration would be complex and time-consuming, and the companies may not be able to integrate effectively or efficiently. Expected synergies may not be realized and unexpected costs or liabilities could emerge. An inability to realize the full extent of the anticipated benefits of Shire’s proposed combination with Baxalta, could have a material adverse effect upon Shire’s results of operations.

Moreover, a lengthy, uncertain process to pursue a combination with Baxalta could disrupt relationships between Shire and its customers, suppliers and employees, distract Shire’s management from operating its business, and lead to additional costs. Together, such effects may have a material adverse impact on Shire’s results of operations.

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

10.05	Amending Subscription Agreement dated May 8, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and ABN AMRO Bank N.V. and NM Rothschild & Sons Limited (trading together as ABN AMRO Rothschild, an unincorporated equity capital markets joint venture) and Barclays Bank PLC and Citigroup Global Markets Limited and Goldman Sachs International and Morgan Stanley & Co. International plc and others. (24)

10.06	Trust Deed dated May 9, 2007 relating to the 2.75% Convertible Bonds due 2014 between Shire plc and BNY Corporate Trustee Services Limited. (25)

10.07	Supplemental Trust Deed dated April 15, 2008 between Shire Limited, Shire plc and BNY Corporate Trustee Services Limited relating to a trust deed dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (26)

10.08	Accession and Amendment Agreement dated April 15, 2008 between Shire Limited, Shire plc, BNY Corporate Trustee Services Limited and The Bank of New York relating to a paying and conversion agency agreement dated May 9, 2007 relating to US $1,100,000,000 2.75% Convertible Bonds due 2014. (27)

10.09*	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc. (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (28)

10.10*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (29)

10.11*	Product Development and License Agreement, dated August 14, 2006 by and between Shire LLC and Duramed Pharmaceuticals, Inc. (30)

10.12*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Shire LLC, Shire plc and Duramed Pharmaceuticals, Inc. (31)

10.13	Novation Agreement dated November 21, 2005 relating to the Employment Agreement of Angus Russell dated March 10, 2004. (32)

10.14	Novation Agreement dated April 11, 2008 relating to the Employment Agreement of Angus Russell dated March 10, 2004, as previously novated on November 21, 2005. (33)

10.15	Form of Amended and Restated Employment Agreement between Shire plc and Mr Matthew Emmens, dated March 12, 2004. (34)

10.16	Amendment Agreement dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (35)

10.17	Ratification and Guaranty dated November 21, 2005 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (36)

10.18	Amendment Agreement dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004, as amended on November 21, 2005. (37)

10.19	Ratification and Guaranty dated May 20, 2008 relating to the Amended and Restated Employment Agreement of Matthew Emmens dated March 12, 2004. (38)

10.20	Form of Indemnity Agreement for Directors of Shire Limited. (39)

10.21	Service Agreement between Shire Limited and Mr Graham Hetherington, dated July 2, 2008. (40)

10.22	Form of Settlement Agreement and Mutual Release in re: Transkaryotic Therapies, Inc., by and between Shire Human Genetic Therapies, Inc., Shire plc and the parties set forth therein. (41)

10.23	Amended Agreement dated February 24, 2009 relating to the Product Development and License Agreement dated August 14, 2006. (42)

10.24	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (43)

10.25	Multicurrency revolving and swingline facilities agreement as at November 23, 2010 by and among Shire plc & with a number of financial institutions, for which Abbey National Treasury Services Plc (trading as Santander Global Banking and Markets), Bank of America Securities Limited, Barclays Capital, Citigroup Global Markets Limited, Lloyds TSB Bank plc and The Royal Bank of Scotland plc acted as mandated lead arrangers and bookrunners and Credit Suisse AG, London Branch, Deutsche Bank AG, London Branch, Goldman Sachs International, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, Brussels Branch acted as arrangers. (44)

10.26	Service Agreement between Shire Pharmaceutical, LLC and Mr. Flemming Ornskov, dated October 24, 2012. (45)

10.27	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (46)

10.28	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (47)

10.29	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (48)

10.30	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (49)

10.31	US $ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement dated 12 December 2014. (50)

10.32	Facilities Agreement dated January 11, 2015 among Shire Plc, Citigroup Global Markets Limited, as mandated lead arranger and bookrunner, and the other parties thereto. (51)

10.33	Executive Employment Agreement between Shire Human Genetic Therapies, Inc. and Jeffrey V. Poulton, dated April 29, 2015.(52)

31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.

31.2	Certification of Jeffrey Poulton pursuant to Rule 13a - 14 under The Exchange Act.

32.1	Certification of Flemming Ornskov and Jeffrey Poulton pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on April 25, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on February 23, 2007.

(3)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on July 10, 2008.

(4)	Incorporated by reference to Exhibit 2.04 to Shire's Form 10-Q filed on November 5, 2010.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on June 30, 2011.

(6)	Incorporated by reference to Exhibit 2.06 to Shire's Form 10-Q filed on May 23, 2012.

(7)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.

(8)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.

(9)	Incorporated by reference to Exhibit 2.2 to Shire's Form 8-K filed on July 24, 2014.

(10)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on October 22, 2014.

(11)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on January 12, 2015.

(12)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(13)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on May 1, 2014.

(14)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(15)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(16)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(17)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(18)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(19)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(20)	Incorporated by reference to Exhibit 99.1 to Shire's Form 8-K filed on February 23, 2007.

(21)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on May 1, 2007.

(22)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on May 23, 2008.

(23)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on August 2, 2007.

(24)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on August 2, 2007.

(25)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on August 2, 2007.

(26)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on May 23, 2008.

(27)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on May 23, 2008.

(28)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(29)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(30)	Incorporated by reference to Exhibit 10.2 to Shire's Form 10-Q filed on November 7, 2006.

(31)	Incorporated by reference to Exhibit 10.3 to Shire's Form 10-Q filed on November 7, 2006.

(32)	Incorporated by reference to Exhibit 10.03 to Shire's Form 8-K filed on November 25, 2005.

(33)	Incorporated by reference to Exhibit 10.06 to Shire's Form 8-K filed on May 23, 2008.

(34)	Incorporated by reference to Exhibit 10.13 to Shire's Form 10-K filed on March 12, 2004.

(35)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 25, 2005.

(36)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 25, 2005.

(37)	Incorporated by reference to Exhibit 10.04 to Shire's Form 8-K filed on May 23, 2008.

(38)	Incorporated by reference to Exhibit 10.05 to Shire's Form 8-K filed on May 23, 2008.

(39)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(40)	Incorporated by reference to Exhibit 10.23 to Shire's Form 10-Q filed on November 10, 2008.

(41)	Incorporated by reference to Exhibit 10.24 to Shire's Form 10-Q filed on November 10, 2008.

(42)	Incorporated by reference to Exhibit 10.25 to Shire's Form 10-Q filed on May 7, 2009.

(43)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(44)	Incorporated by reference to Exhibit 10.28 to Shire's Form 10-K filed on February 23, 2011.

(45)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.

(46)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.

(47)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.

(48)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

(49)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

(50)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 17, 2014.

(51)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on January 12, 2015.

(52)	Incorporated by reference to Exhibit 10.33 to Shire’s Form 10-Q filed on July 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2015	/s/ Flemming Ornskov
Flemming Ornskov Chief Executive Officer

Date: October 30, 2015	/s/ Jeffrey Poulton
Jeffrey Poulton Chief Financial Officer