Form 10-K
period 2015-12-31
Shire plc
filed 2016-02-23
CIK 936402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [X] No [ ]

As at June 30, 2015, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $47.3 billion. This was computed using the average bid and asked price at the above date.

As at February 12, 2016, the number of outstanding ordinary shares of the Registrant was 601,127,241.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, the following:

•	the proposed combination with Baxalta may not be completed due to a failure to satisfy certain closing conditions, including any shareholder or regulatory approvals or the receipt of applicable tax opinions;

•	disruption from the proposed transaction with Baxalta may make it more difficult to conduct business as usual or maintain relationships with patients, physicians, employees or suppliers;

•	the combined company may not achieve some or all of the anticipated benefits of Baxalta’s spin-off from Baxter International, Inc. (“Baxter”) and the proposed transaction may have an adverse impact on Baxalta’s existing arrangements with Baxter, including those related to transition, manufacturing and supply services and tax matters;

•	the failure to achieve the strategic objectives with respect to the proposed combination with Baxalta may adversely affect the combined company’s financial condition and results of operations;

•	products and product candidates may not achieve commercial success;

•	product sales from ADDERALL XR and INTUNIV are subject to generic competition;

•	the failure to obtain and maintain reimbursement, or an adequate level of reimbursement, by third-party payers in a timely manner for the combined company’s products may affect future revenues, financial condition and results of operations, particularly if there is pressure on pricing of products to treat rare diseases;

•	supply chain or manufacturing disruptions may result in declines in revenue for affected products and commercial traction from competitors; regulatory actions associated with product approvals or changes to manufacturing sites, ingredients or manufacturing processes could lead to significant delays, an increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches;

•	the successful development of products in various stages of research and development is highly uncertain and requires significant expenditures and time, and there is no guarantee that these products will receive regulatory approval;

•	the actions of certain customers could affect the combined company’s ability to sell or market products profitably, and fluctuations in buying or distribution patterns by such customers can adversely affect the combined company’s revenues, financial condition or results of operations;

•	investigations or enforcement action by regulatory authorities or law enforcement agencies relating to the combined company’s activities in the highly regulated markets in which it operates may result in significant legal costs and the payment of substantial compensation or fines;

•	adverse outcomes in legal matters and other disputes, including the combined company’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on the combined company’s revenues, financial condition or results of operations;

•	Shire is undergoing a corporate reorganization and was the subject of an unsuccessful acquisition proposal and the consequent uncertainty could adversely affect the combined company’s ability to attract and/or retain the highly skilled personnel needed to meet its strategic objectives;

•	failure to achieve the strategic objectives with respect to Shire’s acquisition of NPS Pharmaceuticals Inc. or Dyax Corp. (“Dyax”) may adversely affect the combined company’s financial condition and results of operations;

•	the combined company will be dependent on information technology and its systems and infrastructure face certain risks, including from service disruptions, the loss of sensitive or confidential information, cyber-attacks and other security breaches or data leakages that could have a material adverse effect on the combined company’s revenues, financial condition or results of operations;

•	the combined company may be unable to retain and hire key personnel and/or maintain its relationships with customers, suppliers and other business partners;

•	difficulties in integrating Dyax or Baxalta into Shire may lead to the combined company not being able to realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits at the time anticipated or at all; and

other risks and uncertainties detailed from time to time in Shire’s, Dyax’s or Baxalta’s filings with the Securities and Exchange Commission (“SEC”), including those risks outlined in Baxalta’s current Registration Statement on Form S-1, as amended, and in “ITEM 1A: Risk Factors” in Shire’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

KALBITOR® (ecallantide)

KAPVAY® (trademark of Shionogi Pharma, Inc. (“Shionogi”))

LIALDA® (trademark of Nogra International Limited)

MEDIKINET® (trademark of Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”))

MEZAVANT® (trademark of Giuliani International Limited)

MIMPARA® (cinacalcet HCl)

MICROTROL® (trademark of Supernus Pharmaceuticals, Inc. (“Supernus”))

NATPAR® (parathyroid hormone)

NATPARA® (parathyroid hormone (rDNA))

PENTASA® (trademark of Ferring B.V. Corp (“Ferring”))

PLENADREN (hydrocortisone, modified release tablet)

QUILLIVANT® (trademark of Next Wave Pharmaceuticals, Inc.)

REMINYL® (galantamine hydrobromide) (United Kingdom ("UK”) and Republic of Ireland) (trademark of Johnson & Johnson (“J&J”)), excluding UK and Republic of Ireland)

REGPARA® (cinacalcet HCl)

REPLAGAL® (agalsidase alfa)

RESOLOR® (prucalopride)

REVESTIVE® (teduglutide)

RITALIN LA® (trademark of Novartis AG)

RUCONEST® (trademark of Pharming Intellectual Property B.V.)

SALOFALK® (trademark of Dr Falk Pharma)

SENSIPAR® (cinacalcet HCl)

STRATTERA® (trademark of Eli Lilly and Company (“Lilly”))

TYVENSE® (lisdexamfetamine dimesylate)

UCERIS® (trademark of Santarus, Inc.)

VANCOCIN® (trademark of ANI Pharmaceuticals Inc.)

VENVANSE® (lisdexamfetamine dimesylate)

VPRIV® (velaglucerase alfa)

VYVANSE® (lisdexamfetamine dimesylate)

XAGRID® (anagrelide hydrochloride)

ZAVESCA® (trademark of Actelion Pharmaceuticals, Ltd.)

ZEFFIX® (trademark of GSK)

3TC® (trademark of GSK)

SHIRE PLC

2015 Form 10-K Annual Report

Table of contents

PART I
ITEM 1. BUSINESS
General	7
Strategy	7
Business model	7
2015 and Recent Highlights	8
Financial information about operating segments	9
Sales and marketing	9
Manufacturing and distribution	23
Intellectual property	24
Competition	27
Government regulation	29
Regulatory Developments	30
Third party reimbursement and pricing	31
Responsibility	32
Employees	32
Available information	32

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is fast-becoming a leading biotech company, focusing on developing and marketing innovative medicines for patients with rare diseases and other select conditions.

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

The Company aspires to be a leading global biotech delivering innovative medicines to patients with rare diseases and other specialty conditions. This is underpinned by four strategic drivers:

Growth:

•         Optimize In-Line assets through commercial excellence

•         Advance late-stage pipeline and launch new products

•         Accelerate growth through the acquisition of assets in core / adjacent therapeutic areas (“TAs”)

Innovation:

•         Invest to develop therapeutic advances for diseases with significant unmet need

•         Expand rare diseases expertise through internal research and collaborations with external partners

•         Extend the Company’s portfolio to new indications and TAs

Efficiency:

•         Operate a lean and agile organization

•         Maintain focus on profitability while investing for future growth

•         Retain flexibility to reinvest in high-growth opportunities

People:

•         Foster and reward a high performance culture

•         Attract, develop and retain the best talent

•         Live our values

Business model

In 2013 Shire integrated its operations into a simplified “One Shire” organization. The One Shire model has created a simple structure and a focused, efficient organization that is scalable for growth. The core elements of this model have been retained through multiple acquisitions since its original implementation.

Shire has commercial units that focus exclusively on the commercial execution of its marketed products (the “In-Line” group) in the areas of Hereditary Angioedema/Lysomal Storage Diseases (“HAE/LSD”), Neuroscience, Gastrointestinal (“GI”) and Internal Medicine, and in Ophthalmics to support the development of Shire’s ophthalmic pipeline candidates. This ensures that the Company provides innovative treatments, and services the needs of its customers and patients, as efficiently as possible.

Shire has a single R&D organization (the “Pipeline” group), and early stage research is focused primarily on rare diseases. This single structure is designed to ensure Shire explores and develops opportunities built upon its core capabilities, priority commercial units and TAs, and also seeks to explore related and emerging areas.

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

Shire leads its business through the Executive Committee, with support from its In-Line Committee, Pipeline Committee and Corporate Committee, which comprise senior management from across functions and commercial units to support the In-Line products, Pipeline activities and other corporate and group related activity. The Executive Committee is responsible for ensuring the appropriate allocation of resources and focused decision making across the enterprise in the best interests of Shire’s patients, shareholders and other stakeholders.

2015 and Recent Highlights

See “Currently marketed products” and “Products under development” below for a full discussion of 2015 product, pipeline and business highlights, including:

Pipeline development:

•	the launch in the US of NATPARA (parathyroid hormone for injection) as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism (“HPT”);

•	the announcement of OPUS-3 top-line Phase 3 Trial results for SHP606 (“lifitegrast”), which met primary and key secondary endpoints, significantly reducing patient-reported symptoms for Dry Eye Disease (“DED”);

•	the new drug application (“NDA”) filing and US Food and Drug Administration (“FDA”) Priority Review designation for lifitegrast for the treatment of signs and symptoms of DED in adults;

•	the re-submission of the NDA for lifitegrast with the FDA in response to the complete response letter (“CRL”) Shire received from the FDA on October 16, 2015 and to include the positive data from OPUS-3, with FDA acceptance of the Submission and a July 22, 2016 PDUFA date;

•	the FDA fast track designation for CINRYZE (C1 esterase inhibitor [human]) for investigation in the treatment of Antibody Mediated Rejection (“AMR”) in patients receiving kidney transplants;

•	the receipt of European Approval for INTUNIV (guanfacine hydrochloride prolonged release tablets) as a non-stimulant treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in children and adolescents 6 to 17 years old for whom stimulants are not suitable, not tolerated or have been shown to be ineffective;

•	the announcement of FDA approval of VYVANSE (lisdexamfetamine dimesylate) Capsules (CII) for adults with moderate to severe Binge Eating Disorder (“BED”);

•	the reporting of topline results in multiple Phase 2 studies for SHP625 in cholestatic liver disease; and

•	the positive response from European Decentralised Procedure for ELVANSE Adult in adults with ADHD.

Geographical expansion:

•	the expansion of Shire’s international reach, with Shire medicines now available in 72 countries around the world and a Shire operational presence in 50 countries.

Business development:

•	the announcement of the proposed combination with Baxalta, which would create a global leader in rare diseases;

•	the completion on January 22, 2016 of the acquisition of Dyax, expanding and extending Shire’s industry-leading Hereditary Angioedema (“HAE”) portfolio;

•	the acquisition of NPS Pharmaceuticals, Inc. (“NPS Pharma”) as a further step in building a leading biotech focused on rare diseases;

•	the acquisition of Meritage Pharma, Inc. (“Meritage Pharma”);

•	the announcement of a new research agreement with the Foundation Fighting Blindness;

•	the acquisition of Foresight Biotherapeutics Inc. (“Foresight”), to boost the Ophthalmics portfolio; and

•	the announcement of research collaborations with Cincinnati Children’s Hospital and the University of Pittsburgh.

Other developments:

•	the execution of an agreement with Sanquin Blood Supply, the manufacturer of CINRYZE, enabling Shire to attain enhanced CINRYZE manufacturing flexibility and capacity;

•	the appointments of Jeffery Poulton, Sara Mathew and Olivier Bohuon to the Board of Directors;

•	the appointment of Bill Mordan as General Counsel and Corporate Secretary;

•	the announcement that David Kappler will step down as Deputy Chairman and Senior Independent Director of the Board of Directors, and that William Burns, Non-Executive Director and member of the Remuneration, Nomination and Science & Technology Committees, will be appointed Senior Independent Director; and

•	the confirmation from the US Court of Appeals for the Federal Circuit (“CAFC”) that certain patents protecting VYVANSE (lisdexamfetamine dimesylate) patents are valid and infringed by several ANDA filers.

Financial information about operating segments

The Company comprises a single operating and reportable segment. This segment is engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs. Additional segment information is presented in Note 23 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Sales and marketing

At December 31, 2015 the Company employed 2,160 (2014: 2,151) sales and marketing staff to service its operations throughout the world, including its major markets in North America, Europe, Latin America, and Asia Pacific.

Currently marketed products

The table below lists the Company’s main marketed products at December 31, 2015 indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

Products	Disease area	Owner/licensor	Key territories
Treatments for Neuroscience

VYVANSE/VENVANSE/ ELVANSE/TyVENSE/ELVANSE VUXEN/ADUVANZ (lisdexamfetamine dimesylate)	ADHD and BED	Shire	US, Europe, Canada and Brazil (1)
ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	Shire	US and Canada

INTUNIV (extended release guanfacine)	ADHD	Shire	US, Europe and Canada

Treatments for GI diseases

LIALDA (mesalamine)/ MEZAVANT(mesalazine)	Ulcerative Colitis	Nogra SpA	US, Canada and Europe (2,3)
Pentasa (mesalamine)	Ulcerative Colitis	Shire	US

Treatments for Rare Diseases
REPLAGAL (agalsidase alfa)	Fabry disease	Shire	Europe, Latin America and Asia Pacific(4)
ELAPRASE (idursulfase)	Hunter syndrome (Mucopolysaccharidosis Type II, MPS II)	Shire	Global(5)
VPRIV (velaglucerase alfa)	Gaucher disease, Type 1	Shire	Global
FIRAZYR (icatibant)	HAE	Shire	Global
CINRYZE C1 esterase inhibitor [human]	HAE	Shire	US and Europe
GATTEX/REVESTIVE	Short Bowel Syndrome (“SBS”)	Shire	US, Europe and Canada(6)
NATPARA/NATPAR	Control of hypocalcemia in patients with hypoparathyroidism	Shire	US
Treatments for diseases in Other therapeutic areas
Fosrenol (lanthanum carbonate)	Hyperphosphatemia in end stage renal disease	Shire	US, Europe and Japan(2, 7)

(1) Marketed in Brazil as VENVANSE and in the EU as ELVANSE or TYVENSE.

(2) Marketed by distributors in certain other markets.

(3) Marketed in the US as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.

(4) Marketed in Japan under license by Dainippon Sumitomo Pharma Co., Ltd.

(5) Marketed in Asia Pacific under license by Genzyme.

(6)Marketed in the US as GATTEX and in Europe and Canada as REVESTIVE.

(7) Marketed in Japan under license by Bayer Yakuhin Limited (“Bayer”).

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

The worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the US, the prevalence is estimated at approximately 12% in the paediatric population aged 3 to 17 years. The diagnosis rate is fairly high with approximately 61% of prevalent patients being diagnosed and 66% of these patients being treated with pharmacologic treatment.

In adults the prevalent rates tend to vary widely depending on the sampling scheme and methodology of the study, but the US adult prevalence is as high as 10.5% of the population aged 20 plus with less than a third being diagnosed. Of those diagnosed, slightly more than half receive pharmacologic treatment.

According to IMS Health National Prescription Audit (“IMS NPA”), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the US ADHD market was valued at approximately $9.6 billion for the twelve months ended December 2015; this represents an increase of approximately 8.1% from the twelve months ended December 2014.

The current market dynamics in the US present significant challenges as well as opportunities for growth. While the market continues to grow in volume, the growth rate is slowing. We expect this trend to continue given the lack of promoted products, increased generic entries and lack of product innovation in the near future. The increased genericization of the market will put increasing pressure on prices, particularly with multiple generic entrants for ADDERALL XR and CONCERTA. Cost pressures are not only driven by the generics but also by increased price sensitivity of customers – physicians may suggest generics anticipating cost concerns for their patients, patients are paying more for their healthcare costs every year, and with the current economic conditions their sensitivity has increased as well. While there are no major innovative product launches in the near future, we expect several new pediatric-friendly forms such as oral suspension, dissolving tablets, sprinkles, and chewables that are expected to launch putting more pressure on the pediatric market.

Within the US the overall ADHD market exists in two distinct parts, pediatric and adult, with different needs and market dynamics. The pediatric market is led by long-acting therapies, with CONCERTA the lead product followed closely by VYVANSE. This market also had a much higher branded share, almost 50%, though generics are growing. The pediatric market is growing, though more slowly than the overall market, and zero to 18 represents just under half of the existing overall ADHD market volume. The adult market is dominated by generics, with short-acting therapies and long acting therapies showing a basic 50/50 split. Growth rates in the adult market are very strong, particularly in the 25 plus age segment.

VYVANSE

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

VENVANSE was granted marketing authorization by ANVISA, the Brazilian health authority, for the treatment of ADHD in children aged 6 to12 and launched in May 2011 and launched for adolescents and adults in November 2013.

ELVANSE/TYVENSE received a positive outcome from the European Decentralised Procedure in December 2012. ELVANSE is indicated as part of a comprehensive treatment program for ADHD in children 6 years of age and over when response to previous methylphenidate treatment is considered clinically inadequate. The product has been approved and launched in eight countries through the European Decentralised Procedure (UK, Germany, Sweden, Spain, Norway, Finland, Denmark and Ireland). The product has also been approved and launched in Switzerland.

ELVANSE ADULT/ELVANSE VUXEN/ADUVANZ received a positive outcome from the European Decentralised Procedure in January 2015. ELVANSE ADULT is indicated as part of a comprehensive treatment programme for ADHD in adults taking into consideration the profile of the patient, including a thorough assessment of the severity and chronicity of the patient’s symptoms, the potential for abuse, misuse or diversion and clinical response to any previous pharmacotherapies for the treatment of ADHD. The product has been approved and launched in the UK, Sweden and Denmark. The product has also been approved and launched in Switzerland.

VYVANSE was also approved in the US in January 2015 as the first and only treatment of moderate to severe BED in adults. BED is defined as recurring episodes (more than once weekly), for at least 3 months, of consuming a large amount of food in a short time, compared with others. Patients feel a lack of control during a binge eating episode and marked distress over their eating. They typically experience shame and guilt, among other symptoms, about their binge eating and may conceal the symptoms. Unlike people with other eating disorders, adults with BED don’t routinely try to “undo” their excessive eating with extreme actions like purging or over-exercising. BED is the most common eating disorder in the US, affecting an estimated 2.8 million adults1, according to a national survey. BED occurs in both men and women and is more common than anorexia and bulimia combined. BED can occur in normal, overweight, and obese adults, and is seen across racial and ethnic groups.

Further information about litigation proceedings regarding VYVANSE can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

Teva Pharmaceutical Industries, Ltd. (“Teva”) and Impax Laboratories, Inc. (“Impax”) commenced commercial shipment of their authorized generic versions of ADDERALL XR in April and October 2009, respectively. Shire currently receives royalties from Impax’s sales of authorized generic ADDERALL XR. Shire’s supply obligations to Impax ended September 30, 2014. Shire has extended its supply agreement with Teva until September 30, 2016. From the third quarter of 2012 Shire also started receiving royalties from Actavis’ sales of its generic version of ADDERALL XR. In December 2013, Shire entered into an agreement with Sandoz Inc. (“Sandoz”) whereby Shire will supply Sandoz with an authorized generic version of ADDERALL XR no later than July 1, 2016.  From the December 1, 2013 effective date of the agreement through the end of the agreement’s five-year supply term, Sandoz has agreed to exclusively sell the authorized generic version of ADDERALL XR supplied by Shire. Shire will receive a royalty on Sandoz's sales of the product.

In June 2012 the FDA stated that it will require that all abbreviated new drug applications (“ANDAs”) for ADDERALL XR will have to establish bioequivalence using partial area under the curve measurements at multiple time points post-dosing and for both d- and l-amphetamine. The FDA response is consistent with recent decisions on other long-acting ADHD products.

INTUNIV

INTUNIV is a selective alpha-2A receptor agonist indicated for the treatment of ADHD. Alpha-2A-adrenoceptors strengthen working memory networks by inhibiting cAMP-HCN channel signalling in the prefrontal cortex (Cell. 2007; 129:397-410). INTUNIV is non-scheduled and has no known potential for abuse or dependence.

The FDA approved INTUNIV as a once-daily monotherapy treatment of ADHD in children and adolescents aged 6 to 17 and as adjunctive therapy to stimulants in February 2011. It is available in 1mg, 2mg, 3mg and 4mg tablets. Actavis launched a generic version of INTUNIV on December 1, 2014. Additional generics were launched following Actavis’s generic exclusivity period on June 1, 2015.

INTUNIV XR was approved by Health Canada as monotherapy for the treatment of ADHD in children aged 6 to 12 years and as adjunctive therapy to psychostimulants for the treatment of ADHD in children, aged 6 to 12 years, with a sub-optimal response to psychostimulants in July 2013 and was launched in Canada in November 2013. The approval was extended to include adolescents aged 13 to 17 in September 2015, and was launched in January 2016.

In September 2015, the European Commission granted Marketing Authorisation for once-daily, non-stimulant INTUNIV (guanfacine hydrochloride prolonged release tablets) for the treatment ADHD in children and adolescents 6 to 17 years old for whom stimulants are not suitable, not tolerated or have been shown to be ineffective. INTUNIV has been launched in Germany, UK and Denmark.

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

LIALDA was approved by the FDA in January 2007 and was launched in the US in March 2007. Following approvals in other countries, at December 31, 2015, LIALDA/MEZAVANT was commercially available in 19 countries either directly or through distributor arrangements. LIALDA is marketed in certain territories outside the US by Shire under the trade name MEZAVANT and MEZAVANT XL.

Litigation proceedings relating to the Company’s LIALDA patents are in progress. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

In August 2001, REPLAGAL was granted marketing authorization in the EU. At December 31, 2015 REPLAGAL was approved in 53 countries excluding the US.

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

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the European Medicines Agency (“EMA”) in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE has been granted orphan drug exclusivity by both the FDA and the EMA. ELAPRASE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the Patient Protection and Affordable Care Act (“PPACA” or “ACA”).

ELAPRASE received approval from the Ministry of Health Labour and Welfare (“MHLW”) in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region.

At December 31, 2015 ELAPRASE was approved in 64 countries.

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

At December 31, 2015 VPRIV was approved in 51 countries.

FIRAZYR

FIRAZYR is a first-in-class peptide-based therapeutic developed for the symptomatic treatment of acute attacks of HAE. HAE is a debilitating and potentially life-threatening genetic disease characterized by unpredictable recurring swelling attacks in the hands, feet, face, larynx, or abdomen. The disease is estimated to affect approximately 1 in 50,000 individuals (Bowen et al, 2008).

In July 2008 the EMA granted marketing authorization throughout the EU for the use of FIRAZYR for the symptomatic treatment of acute attacks of HAE, and in February 2011 approved FIRAZYR for self-administration after training in subcutaneous injection technique by a healthcare professional. In August 2011 the FDA granted marketing approval for FIRAZYR in the US for treatment of acute attacks of HAE in adults aged 18 and older and, after injection training, patients may self-administer FIRAZYR. FIRAZYR has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to 7 and 10 years market exclusivity in the US and EU, respectively, from the date of the grant of the relevant marketing authorization.

At December 31, 2015 FIRAZYR was approved in 44 countries.

CINRYZE

CINRYZE is a C1 esterase inhibitor therapy for routine prophylaxis against HAE, also known as C1 inhibitor (C1-INH) deficiency. CINRYZE is marketed and sold in the US for routine prophylaxis against HAE attacks in adolescent and adult patients with HAE. CINRYZE has been granted orphan drug exclusivity by the FDA, providing it with 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the US under the ACA from October 2008. In June 2011, marketing authorization in the EU was granted for CINRYZE in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self-administration option for appropriately trained patients.

At December 31, 2015 CINRYZE was approved in 36 countries.

GATTEX/REVESTIVE

GATTEX / REVESTIVE (teduglutide [rDNA origin]) for injection is the first prescription medicine for the long-term treatment of adults with SBS who are dependent on parenteral support. SBS is a condition in which a large portion of the intestine has been removed by surgery. As a result, people can’t absorb enough nutrients or fluids from food and liquids to maintain good health. SBS can also be caused by disease or injury that prevents the small intestine from functioning properly despite normal length. To make up for the inadequate absorption, intravenous (“IV”) feeding (parenteral support) may be prescribed to help the patient stay healthy. In the US, approximately 6,000-7,000 SBS patients are dependent on parenteral support with a similar prevalence in Europe (NA HPEN Patient Registry. Oley Foundation.1994). GATTEX / REVESTIVE may help the remaining intestine absorb more nutrients and reduce the need for parenteral support. GATTEX was approved by the FDA in December 2012. REVESTIVE was approved in the EU in August 2012. At December 31, 2015 GATTEX / REVESTIVE was launched in the US, Canada, Sweden, Germany, Norway and France.

NATPARA/NATPAR

NATPARA (parathyroid hormone) for injection is indicated as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT. HPT is a rare condition in which the parathyroid glands fail to produce sufficient amounts of parathyroid hormone (“PTH”) or where PTH lacks biologic activity. PTH plays a central role in a variety of critical physiological functions in the body. In patients with HPT, insufficient levels of PTH lead to many physiological abnormalities, including low serum calcium and an inability to convert native vitamin D into its active state to properly absorb dietary calcium. Acute symptoms of HPT are largely due to low serum calcium and range from muscle pain and tingling, to lack of focus or ability to concentrate, and anxiety and depression. In extreme cases, life-threatening events, such as arrhythmias and seizures, may occur. In the US, approximately 75,000 patients are diagnosed with HPT with 41,000 having moderate to severe disease with a similar prevalence in EU5 (France, Germany, UK, Italy and Spain). [J Bone Miner Res. 2013 Dec;28 (12):2570-6].

NATPARA was approved by the FDA in January 2015. NATPARA has been granted orphan drug exclusivity by the FDA. NATPARA also benefits from the 12 years of data exclusivity from the date of registration given to innovator biologics in the US under the ACA.

NATPARA carries a boxed warning that bone cancer (osteosarcoma) has been observed in rat studies with NATPARA. It is unknown whether NATPARA causes osteosarcoma in humans, but because of a potential risk of osteosarcoma, NATPARA is only recommended for use in patients whose hypocalcemia cannot be controlled on calcium supplementation and active forms of vitamin D, and for whom the potential benefits are considered to outweigh this potential risk. NATPARA is only available through a restricted program under a Risk Evaluation and Mitigation Strategy.

The MAA for NATPAR (parathyroid hormone (“rDNA”) has been validated by the EMA and is currently under review. The EMA granted orphan drug designation for NATPAR in January 2014.

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

Formulated as a chewable tablet, FOSRENOL is available in 500mg, 750mg and 1,000mg dosage strengths. The FDA approved the 500mg dosage strength in 2004 and the 750mg and 1,000 mg dosage strengths were approved in 2005. In March 2009 FOSRENOL was launched in Japan. An oral powder formulation was approved and made available in certain European countries in 2012 and was approved in the US in 2014. At December 31, 2015 FOSRENOL was approved in 51 countries.

In addition, the Company has a number of other less material marketed products for the treatment of Neuroscience conditions (e.g., EQUASYM and BUCCOLAM), GI diseases (e.g., RESOLOR) and other TAs (e.g., PLENADREN).

Recently acquired product

Following completion of the acquisition of Dyax on January 22, 2016 Shire obtained KALBITOR.

KALBITOR

KALBITOR is a plasma kallikrein (“pKal”) inhibitor for the treatment of acute attacks of HAE in patients 12 years of age and older. It is administered subcutaneously. It is currently only available in the US. It was approved by the FDA in 2009.

Royalties received from other products

Cinacalcet HCI

Following the acquisition of NPS Pharma in February 2015, Shire receives royalties arising from NPS Pharma’s collaborations with Amgen Inc. (“Amgen”), Janssen Pharmaceuticals N.V. and Kyowa Hakko Kirin. Amgen markets cinacalcet HCI as SENSIPAR in the US and as MIMPARA in the EU; Janssen Pharmaceuticals N.V. markets tapentadol as Nucynta in the US; and Kyowa Hakko Kirin markets cinacalcet HCI as REGPARA in Japan, Hong Kong, Malaysia, Macau, Singapore and Taiwan. Shire is entitled to royalties from the relevant net sales of these products.

Antiviral products

The Company receives royalties on antiviral products based on certain of the Company’s patents licensed to GSK. These antiviral products are for Human Immunodeficiency Virus (“HIV”) and Hepatitis B virus. Royalty terms expired in most territories outside of the US during 2012. In the US, royalty terms expire at various periods through to 2018.

ADHD

ADDERALL XR

Shire receives royalties from Impax’s sales of its authorized generic version of ADDERALL XR. From the third quarter of 2012, Shire also started receiving royalties from Actavis’ sales of their generic version of ADDERALL XR.

INTUNIV

From December 1, 2014 Shire received royalties from Actavis’ sales of its generic version of INTUNIV, for 180 days from launch. Such sales required the payment of a royalty of 25% of gross profits to Shire during the 180 day period of Actavis’ exclusivity, from December 1, 2014 to May 21, 2015.

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

In addition, the Company has licensed the rights to certain other products to third parties and receives royalties on third party sales.

Following the acquisition of Dyax on January 22, 2016 Shire has acquired rights to future milestones and royalties from Dyax’s Licensing and Research Funded Porftolio, including royalties arising from relevant net sales of Lilly’s CYRAMZA.

Products under development

The Company focuses its development resources on projects in a number of TAs, including rare diseases, neuroscience, ophthalmics, hematology and GI, and focuses its early development projects primarily on rare diseases. Total R&D expenditures (including impairment charges and depreciation) of $1,564.0 million, $1,067.5 million and $933.4 million were incurred in the years ended December 31, 2015, 2014 and 2013, respectively.

The table below lists the Company’s products in clinical development and registration as of December 31, 2015 by stage of development indicating the most advanced development status reached in major markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this ITEM 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on pages 24-26 of this ITEM 1 are potentially relevant to the corresponding development projects listed below. However as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status at December 31, 2015	The Company’s territorial rights

SHP606	DED	Registration in US	Global

NATPAR	HPT	Registration in EU	Global

INTUNIV	ADHD in children and adolescents	Phase 3 in Japan (entered Phase 3 in Q2 2013)	Global[1]

SHP465	Treatment of ADHD in adults and pediatrics	Phase 3 in US (originally entered Phase 3 in 2005)	US

FIRAZYR	HAE	Phase 3 in Japan (entered Phase 3 in Q1 2015)	Global

SHP555 (prucalopride)	Chronic constipation in adults	Phase 3 ready in US	US and EU

SHP609	Hunter syndrome with CNS symptoms	Phase 2/3 (entered Phase 2/3 in Q4 2013)	Global [2]

SHP616 (CINRYZE-life cycle management and new uses)	AMR	Phase 3 (entered Phase 3 in Q1 2016)	Global

SHP616 (CINRYZE-life cycle management and new uses)	Subcutaneous Formulation	Phase 3 (entered Phase 3 in Q1 2016)	Global

SHP616 (CINRYZE)	Prophylaxis and acute treatment of angioedema	Phase 3 ready in Japan	Global

SHP620	Treatment of cytomegalovirus infection (“CMV”) in transplant patients	Phase 3 ready	Global

SHP621	Treatment of adolescents and adults with Eosinophilic Esophagitis (“EoE”)	Phase 3 (entered Phase 3 in Q1 2016)	Global

SHP633 (GATTEX)	Treatment of adults with SBS	Phase 3 in Japan (entered in Q4 2014)	Global

SHP640	Treatment of infectious conjunctivitis	Phase 3 ready	Global

SHP643 (formerly DX-2930)	HAE	Phase 3 (entered Phase 3 in Q1 2016)	Global

LDX (lisdexamfetamine dimesylate)	ADHD in children and adolescents	Phase 2/3 in Japan (entered Phase 3 in Q2 2013)	Global[1]

SHP616 (CINRYZE-life cycle management and new uses)	Acute Neuromyelitis Optica (“NMO”)	Phase 2/3 ready	Global

SHP607	Prevention of Retinopathy of Prematurity (“ROP”)	Phase 2	Global

SHP610	Sanfilippo A Syndrome (MPS IIIA)	Phase 2b	Global[2]

SHP625	Treatment of cholestatic liver diseases	Phase 2	US and EU

SHP611	Metachromatic Leukodystrophy (“MLD”)	Phase 1/2	Global

SHP622	Treatment of Friedreich’s Ataxia (“FA”)	Phase 1b	Global

SHP623	Prophylaxis treatment of angioedema	Phase 1	Global

SHP626	Treatment of nonalcoholic steatohepatitis (“NASH”)	Phase 1b	Global

SHP627	Focal Segmental Glomerulosclerosis	Phase 1	Global

SHP631	Treatment of both the Central nervous system (“CNS”) and somatic manifestations in patients with MPS II	Phase 1	Global
(1)	Under co-development with Shionogi in Japan as a result of a license and collaboration agreement.

(2)	Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license with Shire.

Products in registration as of December 31, 2015

SHP606 (lifitegrast) for the treatment of DED

On April 9, 2015 Shire announced that the FDA had accepted for filing and had granted a Priority Review designation for Shire’s NDA for lifitegrast for the treatment of signs and symptoms of DED in adults. In parallel to the NDA submission, Shire had initiated a Phase 3 safety and efficacy study (OPUS-3) in support of potential regulatory submissions. OPUS-3 was a multicenter, randomized, double-masked, placebo-controlled, parallel arm study with a 14 day open-label placebo screening run-in period followed by a 12 week randomized, masked treatment period with a primary efficacy endpoint in patients with dry eye, a recent history of artificial tear use within 30 days of study entry and an eye dryness score (“EDS”) = 40. On October 16, 2015 the FDA requested an additional clinical study and more information about product quality as part of a Complete Response Letter to Shire’s NDA. On October 27, 2015, Shire announced positive topline results from OPUS-3. In OPUS-3, Lifitegrast met the single primary endpoint for patient-reported symptoms of eye dryness (mean change in EDS from baseline to week 12) (treatment difference of 7.16 (95% CI), 3.04, 11.28; p=0.0007), and the key secondary endpoints of symptom improvement at Days 14 and 42 (treatment difference (95% CI) 7.85 (4.33, 11.37) and 9.32 (5.44, 13.20) respectively, (p<0.0001)).  OPUS-3 also evaluated the safety and tolerability of lifitegrast based on occurrence of treatment-emergent adverse events. The safety and tolerability profile of lifitegrast in OPUS-3 was consistent with previous studies involving lifitegrast. Shire has incorporated this data into the resubmitted NDA which was filed on January 22, 2016. On February 4,

2016, Shire announced that the FDA acknowledged receipt of the resubmission of the NDA. The FDA determined that the submission is a complete response and has assigned a 6-month review period for the NDA and a PDUFA date of July 22, 2016.

NATPAR for the treatment of HPT

NATPAR (NATPARA in the US) is currently under review in Europe as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire will co-develop and sell treatments for ADHD in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged 6 to 17 has been completed and submission of the INTUNIV application for Marketing Authorisation Application in Japan occurred on January 27, 2016.

Products in clinical development as at December 31, 2015

Phase 3 and Phase 3-ready

SHP465 for the treatment of ADHD in adults

Shire’s NDA for SHP465 was previously submitted in 2006 to support the use of SHP465 as a longer-acting, once-daily treatment for ADHD in adults. With the growing adult ADHD population there is now a larger patient population and Shire expects a greater commercial need for this type of product than in 2006. SHP465 (mixed salts of a single entity amphetamine) capsules provide an extended-release of amphetamines to provide coverage of ADHD symptoms for adults.  On April 7, 2015 Shire announced that it had reached an agreement with the FDA on a regulatory path for SHP465. As required by the FDA and for the purpose of approval of SHP465 for adult patients, Shire is conducting a Phase 3 study designed to evaluate the efficacy of SHP465 administered as a daily morning dose compared to a placebo in the treatment of children and adolescents (6-17 years of age inclusive) diagnosed with ADHD.

FIRAZYR for the treatment of HAE in Japan

Shire initiated a Phase 3 trial to evaluate the efficacy and safety of FIRAZYR for the acute treatment of angioedema of HAE in Japanese patients in 2015. Patient enrollment is currently ongoing.

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the US

On January 10, 2012 Shire announced that it had acquired the rights to develop and market prucalopride in the US in an agreement with Janssen Pharmaceutica N.V.  On June 3, 2015, Shire announced that prucalopride has been approved by the European Commission for use in adults for the symptomatic treatment of chronic constipation in whom laxatives fail to provide adequate relief. RESOLOR is approved for use in women in Europe, so the new variation extends the use of this treatment to male patients. Shire has discussed with the FDA the requirements for filing an NDA for prucalopride and is currently working towards fulfilling those requirements in anticipation of an NDA submission.

SHP609 for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for the treatment of Hunter syndrome patients with early cognitive impairment. Hunter syndrome is a Lysosomal Storage Disorder.  In December 2014 the FDA granted SHP609 Fast Track designation. In addition, this product has been granted orphan drug designation in the US. The Company initiated a pivotal Phase 2/3 clinical trial in the fourth quarter of 2013 which is enrolling and an extension study is ongoing.

SHP616 (CINRYZE) for the treatment of AMR

A Phase 2 study for the treatment of AMR with SHP616 was completed in 18 patients. Shire has received FDA and EMA feedback and submitted an investigational new drug application (“IND”) in the second quarter of 2015. FDA granted Fast Track designation for SHP616 in October 2015 and Shire plans to initiate a Phase 3 study for the treatment of acute AMR in the first quarter of 2016.

SHP616 (CINRYZE) life cycle management

Shire is pursuing a subcutaneous formulation of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients. An IND was submitted in October, and Shire initiated a Phase 3 study in the first quarter of 2016.

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

SHP620 (maribavir) for the treatment of CMV infection in transplant patients

SHP620 was acquired as part of the acquisition of ViroPharma. Shire has completed two Phase 2 studies in transplant recipients. The first trial was in first-line treatment of asymptomatic CMV viremia in transplant recipients and the results of this study showed that maribavir, at all doses, was at least as effective as valganciclovir in the reduction of circulating CMV to below the limits of assay detection (undetectable plasma CMV). The second study recently completed was for the treatment of resistant/refractory CMV infection/disease in transplant recipients. The purpose of this study was to evaluate the efficacy and safety of maribavir in patients with disease which is resistant or refractory to the standard of care CMV therapy (e.g., valganciclovir, foscarnet). This study showed that maribavir, at all doses, and was effective at lowering CMV to below the limits of assay detection. Approximately two-thirds of patients across the maribavir treatment groups achieved undetectable plasma CMV DNA (viral load) within 6 weeks. This product has been granted orphan drug designation in both the US and EU. In late June 2015 Shire conducted an end of Phase 2 meeting with the FDA and received further clarity on the path forward.  Based upon this feedback and additional FDA feedback in November, Shire plans to progress the program into Phase 3 in 2016.

SHP621 Oral Budesonide Suspension (“OBS”), for the treatment of adolescents and adults with EoE

With the Meritage acquisition, Shire acquired the global rights to Meritage Pharma’s compound, OBS, for the treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease. EoE is a chronic disease that is increasingly being diagnosed in children and adults, with an estimated prevalence in the US of approximately 181,000. It is characterized by inflammation and accumulation of a specific type of immune cell, called an eosinophil, in the esophagus. EoE patients may have persistent or relapsing symptoms related to esophageal dysfunction, which include dysphagia (difficulty swallowing) and food impaction.

OBS is a proprietary viscous oral formulation of budesonide that is designed to coat the esophagus where the drug can act locally. Budesonide is the active pharmaceutical ingredient in several products approved by the FDA, including products for the treatment of asthma, allergic rhinitis, ulcerative colitis and Crohn’s disease. Budesonide is a corticosteroid and has an established safety profile in those diseases. The FDA has granted orphan drug designation to OBS for the treatment of patients with EoE. Shire initiated a Phase 3 program for the treatment of adolescents and adults with EoE in January of 2016.

SHP633 (Gattex) for the treatment of short bowel syndrome (“SBS”) in Japan

With the acquisition of NPS Pharma, Shire acquired the global rights to Gattex an approved therapy in the US and Europe to treat adults with SBS who are dependent on parenteral support. A Phase 3 bridging study in adults was initiated in Japan in 2014 and is currently ongoing.

SHP640 for the treatment of infectious conjunctivitis

With the acquisition of Foresight on July 30, 2015, Shire acquired global rights to SHP640, a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. Foresight had completed a phase 2 proof-of-concept efficacy and safety clinical trial program for SHP640 which involved two studies in adenoviral conjunctivitis – one three-arm study and another two-arm pilot study. While the two-arm study showed a trend toward efficacy, there were too few subjects testing positive for a viral presence for the study to deliver meaningful results, and it was not statistically significant. In the three-arm study, patients treated with SHP640 showed a statistically significant improvement in rates of clinical cure and viral eradication compared to vehicle at Day 6. The Phase 2 clinical data formed the basis of a meeting with the FDA, in which Foresight discussed the path forward to conduct a phase 3 clinical development program for SHP640. Shire intends to initiate a Phase 3 program in the first quarter of 2017. If approved by regulatory agencies, SHP640 has the potential to become the first agent to treat both viral and bacterial conjunctivitis.

SHP643 (formerly DX-2930) for the treatment of HAE

SHP643 is a Phase 3 novel long-acting highly potent human monoclonal antibody inhibitor of pKal, which has patent protection and anticipated regulatory exclusivity beyond 2030. Proof of concept was demonstrated in a multi-center, randomized, double-blind, placebo-controlled, multiple ascending dose Phase 1B study in HAE patients, based on patients in 300mg, 400mg and placebo groups, who  reported having at least two HAE attacks in the three months prior to study entry. Each patient received two treatments of SHP643 separated by 14 days. During the pre-specified, primary efficacy interval of six weeks (Day 8 to 50), the HAE attack rate was reduced by over 90% in the SHP643 combined 300mg and 400mg arms, with 0 attacks in the 300mg group (n=4; p < 0.0001) and 0.045 attacks per week in the 400 mg group (n=11; p=0.005), compared to 0.37 attacks per week in the placebo group (n=11). SHP643 was well tolerated at all dose levels with no evidence of dose-limiting toxicity up to 400 mg. The most common adverse events were HAE attacks, injection site pain, and headache, which were not appreciably higher in the SHP643 arms compared with placebo.

With a novel mechanism of action, the potential for more convenient dosing in an every other week or once monthly subcutaneous injectable form and the ability to significantly reduce HAE attacks, SHP643 has the potential to expand the market to patients currently not treated with prophylaxis therapy.

SHP643 has received Fast Track, Breakthrough Therapy, and Orphan Drug designations by the FDA and received orphan drug designation in the EU. Enrolment into Phase 3 clinical trials is anticipated to start in the first quarter of 2016.

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

SHP616 (CINRYZE) new uses

In addition to initiating a Phase 3 study in AMR (discussed above), Shire is considering pursuing the development of Cinryze in Neuromyelitis Optica (“NMO”). Shire received feedback from the FDA in the second quarter of 2015 on NMO and is in the process of determining an optimal path forward which could lead to a Phase 2/3 clinical trial in 2016.

Phase 2

SHP607 for the prevention of ROP

SHP607 is in development as a protein replacement therapy for the prevention of ROP, a rare and potentially blinding eye disorder associated with premature birth. In December 2014 Shire received notification that SHP607 was granted Fast Track designation by the FDA.  In addition, this product has been granted orphan drug designation in both the US and EU. A Phase 2 clinical trial completed enrollment in December of 2015.

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

SHP625 for the treatment of cholestatic liver disease

SHP625 was acquired as part of the recent acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”) Shire is currently conducting Phase 2 studies in the following indications: Alagille Syndrome (“ALGS”), Progressive Familial Intrahepatic Cholestasis (“PFIC”), and Primary Sclerosing Cholangitis (“PSC”). This product has been granted orphan drug designation both in the US and EU.

On April 9, 2015 Shire announced that the 13-week Phase 2 IMAGO trial of SHP625 did not meet the primary or secondary endpoints in the study of 20 pediatric patients with ALGS. Mean serum bile acid levels and pruritus at the end of the study were lower in both SHP625 and placebo treated groups as compared to baseline. However, a larger Phase 2 ITCH study in pediatric patients with ALGS is currently ongoing.

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

In June 2015, Shire received preliminary results from an interim analysis of the INDIGO study, a 72 week open label Phase 2 study in pediatric patients with PFIC. The interim analysis was based on the first 12 subjects who completed 13 weeks of treatment per protocol. SHP625 was well tolerated but there was no statistically significant reduction in mean serum bile levels from baseline. A change from baseline analysis was planned as there is no placebo treatment arm in this study. The changes from baseline for pruritus did reach statistical significance. Five of the 20 patients who received the drug experienced sustained decreases from baseline in serum bile acids ranging from 86 to 99% and also experienced marked reductions in pruritus as evidenced by absence of or only mild scratching at their last evaluation in this ongoing study.  In this subset of patients where biomarkers of liver damage were elevated at baseline, as assessed by ALT and Total Bilirubin, these values were normalized during the study. In December 2015, updated PFIC interim data in 29 patients became available.  While no new responders were identified, the five responders previously identified continued to experience sustained decreases in serum bile acids as well as marked reductions in pruritus benefits and normalization of liver parameters, in those patients who had elevated liver enzymes at baseline.  Shire continues to analyze the totality of the data to determine an appropriate path forward.

Phase 1

SHP611 for the treatment of MLD

SHP611 is in development as recombinant human arylsulfatase A (“rASA”) delivered intrathecally every other week for the treatment of the late infantile form of MLD. This product has been granted orphan drug designation in the US and the EU. The Company initiated a 24 patient Phase 1/2 clinical trial in August 2012. The primary endpoint of this trial is to determine the safety of ascending doses of rASA over 40 weeks. The secondary endpoint focuses on decline in motor function as defined by change in baseline Gross Motor Function Measure (“GMFM-88”). Exploratory endpoints include change from baseline in cerebrospinal fluid sulfatide levels and change from baseline in the total MLD severity score based on brain Magnetic Resonance Imaging (“MRI”). The trial is currently ongoing, but top line interim results were available in late April 2015.  Based upon interim data for the first 18 patients, SHP611 appeared to be well tolerated at all doses.  In addition, while not statistically significant and despite a decline in GMFM-88 score across all doses, the highest dose caused a slower decline over the 40 week study period compared to the lower dose treatment groups. The higher dose group also showed encouraging data in reduced MLD MRI score and reductions of CSF sulfatide. Shire will continue to analyze these interim results and determine an optimal path forward in this development program.

SHP622 for the treatment of FA

SHP622 is in development for the treatment of Friedreich’s Ataxia and was acquired as part of the acquisition of ViroPharma.  This product is a naturally occurring small molecular weight compound (indole-3-propionic acid) that prevents oxidative stress OX1 by a combination of hydroxyl radical scavenging activity and metal chelation. Phase 1 studies in healthy adults were completed in 2010. The drug was found to be generally well tolerated, and the pharmacokinetics revealed that the drug was rapidly absorbed and distributed in the body after oral administration. A Phase 1b trial of SHP622 in adults has been completed.

SHP623 for prophylactic treatment of HAE

SHP623 is a recombinant C1 inhibitor for the prophylactic treatment of HAE or other complement mediated diseases. SHP623 is intended to have a clinical profile similar to CINRYZE while providing manufacturing advantages and higher potency. In the fourth quarter of 2015, Shire received FDA approval of an IND to initiate a first-in-human study which is expected to be initiated in the first quarter of 2016.

SHP626 for the treatment of NASH

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

SHP627 for the treatment of focal segmental glomerulosclerosis (“FSGS”)

On July 4, 2014 Shire completed its acquisition of Fibrotech Therapeutics Pty Ltd. (Fibrotech”), an Australian biopharmaceutical company developing a new class of orally available drugs with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. SHP627 has completed a Phase 1 study in healthy subjects and subjects with diabetic nephropathy.  Additional IND enabling studies are being conducted.  Phase 1 studies to determine optimal formulation and dose are expected to be initiated in 2016 followed by a Phase 2 study in FSGS patients in 2017.

SHP631 for the treatment of both the CNS and somatic manifestations in patients with MPS II

On July 23, 2014, Shire announced a worldwide licensing and collaboration agreement with ArmaGen Inc. (“Armagen”) for SHP631 (also known as AGT-182). SHP631 is an investigational enzyme replacement therapy for the potential treatment of both the central nervous system and somatic manifestations in patients with MPS II.  SHP631 is designed to take advantage of the body’s natural system for transporting products across the blood brain barrier by using the same receptor that delivers insulin to the brain. SHP631 has received orphan drug designation from both the FDA and the EMA. In the second quarter of 2015, ArmaGen initiated a Phase 1 sequential, open-label, dose escalation, multi-dose study in adults with Hunter syndrome.  At least two dose levels, assuming tolerability, are planned sequentially, and the trial is expected to deliver information on the possible effect of SHP631 on CSF levels of glycosaminoglycan substrate, which will be important in determining the next steps in clinical development.

Other development projects

A number of additional early development projects, focused on Rare Diseases, are underway in various stages of pre-clinical development.

Following the acquisition of Dyax on January 22, 2016 Shire acquired Dyax’s pipeline portfolio comprising SHP643 (formerly DX-2930) for the treatment of HAE, as outlined above, and a number of other programs at various stages of development. Shire is currently assessing the remainder of Dyax’s pipeline portfolio.

Manufacturing and distribution

Drug Substance & Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for VYVANSE, INTUNIV, ADDERALL XR, LIALDA, FOSRENOL, PENTASA, XAGRID, CINRYZE, FIRAZYR, BUCCOLAM, NATPARA, GATTEX. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plants in Cambridge, and Lexington, Massachusetts, US for REPLAGAL, ELAPRASE and VPRIV, respectively.

The Company currently has dual sources of API for VPRIV, VYVANSE, ADDERALL XR, LIALDA and PENTASA and is qualifying a second source for INTUNIV. The Company has two locations approved for the purification of REPLAGAL drug substance, and two locations approved for the cell culture of ELAPRASE drug substance. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

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

Finished Product Manufacturing

The Company sources its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL, EQUASYM, CINRYZE, and XAGRID from third party contract manufacturers. The finished products for: REPLAGAL, ELAPRASE, VPRIV, FIRAZYR, NATPARA, and GATTEX are manufactured by contract manufacturers specializing in aseptic fill-finish operations. BUCCOLAM is manufactured at a Shire plant in the UK.

The Company currently has dual sources for finished product manufacturing for ELAPRASE, REPLAGAL, VPRIV and VYVANSE and is developing a second source for the finished product manufacturing of LIALDA. The Company sources finished product for ADDERALL XR, FIRAZYR, FOSRENOL, INTUNIV, PENTASA, RESOLOR, NATPARA, GATTEX and VPRIV (in some markets) from a single contract manufacturer for each product. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

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

The distribution and warehousing of products: REPLAGAL, ELAPRASE, VPRIV, NATPARA, GATTEX and FIRAZYR for the US market is contracted out to specialist third party contractors.

Outside of the US, physical distribution of Company’s products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

Material customers

Shire’s three largest trade customers are AmerisourceBergen, McKesson Corp and Cardinal Health, Inc., which are based in the US. In 2015, these wholesale customers accounted for approximately 17%, 17% and 13% of product sales, respectively.

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

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements.

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

	Granted US and EP Patents	Expiration Date
ADDERALL XR	US 6,322,819 US RE 41148 US 6,605,300 US RE 42096 US 6,913,768 EP 1123087 EP 1542660	October 21, 2018 October 18, 2018 October 18, 2018 October 21, 2018 May 24, 2023 October 21, 2019 September 24, 2023
ELAPRASE	US 5,932,211	September 3, 2019
FIRAZYR	US 5,648,333	July 15, 2019
FOSRENOL	US 5,968,976 US 7,381,428 US 7,465,465 EP 0817639	October 26, 2018 August 26, 2024 August 26, 2024 March 19, 2016
INTUNIV	US 6,287,599 US 6,811,794	December 20, 2020 July 4, 2022

LIALDA/MEZAVANT	US 6,773,720 EP 1198226 EP 1183014 EP 1287822	June 8, 2020 June 8, 2020 June 9, 2020 June 8, 2020
REPLAGAL	US 6,458,574 EP 1538202	September 13, 2016 September 12, 2017
RESOLOR	EP 807110	November 16, 2015
VPRIV	US 6,566,099 US 7,138,262 US 7,833,766 US 9,072,785 EP 1986612 EP2292256 EP1309340	September 12, 2017 July 6, 2022 May 14, 2029 February 6, 2027 February 6, 2027 August 18, 2020 August 18, 2020
VYVANSE

US 7,105,486

US 7,223,735

US 7,655,630

US 7,659,253

US 7,659,254

US 7,662,787

US 7,671,030

US 7,671,031

US 7,674,774

US 7,678,770

US 7,678,771

US 7,687,466

US 7,687,467

US 7,700,561

US 7,718,619

US 7,723,305

US 7,662,788

US 7,713,936

EP 1644019

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 28, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

February 24, 2023

June 1, 2024

GATTEX/REVESTIVE	US 5789379 US 7056886 US 7847061 US 9060992 EP 0906338	April 14, 2016 September 18, 2022 November 1, 2025 November 1, 2025 April 10, 2022
NATPARA/NATPAR	US 5496801 EP 1079803	December 23, 2016 April 23, 2021

KALBITOR	US 7,276,480 US 7,811,991 US 7,851,442 US 8,710,007 EP 2311432 EP 1941867	December 1, 2023 June 6, 2023 September 9, 2023 June 6, 2023 June 6, 2023 June 6, 2023
LAMIVUDINE: EPIVIR/EPIVIR-ZEFFIX/3TC	US 6,180,639	July 30, 2018

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger R&D expenditures than Shire have a greater ability to acquire assets as well as fund the research and clinical trials necessary for regulatory applications, and consequently may have a better chance of obtaining approval of drugs that would then compete with Shire’s products. Other products now in use or being developed by others may be more effective or have fewer side effects than the Company’s current or future products. The market share data provided below is sourced from IMS Health. IMS information used in this document is an estimate derived from the use of information under license from the following IMS Health information service; IMS NPA weekly for the period January 17, 2014 to January 22, 2016. IMS expressly reserves all rights, including rights of copying, distribution and republication.

Markets for the treatment of Neuroscience diseases

ADHD market

Competition in the US ADHD market has increased with the launch of competing products in recent years, including authorized generic and generic versions of CONCERTA,RITALIN LA, ADDERALL XR, INTUNIV, FOCALIN XR, as well as non-stimulants STRATERRA and KAPVAY.

Shire’s share of the US ADHD prescription market in December 2015 was 16.7% (compared to 16.2% in December 2014). Overall the US ADHD prescription market grew by 5.8% in the year ended December 31, 2015 (compared to 4.8% in the same period in 2014).

Generic immediate release stimulants which constitute 33.5% of the ADHD market (IMS NPA, MAT December 2015) are showing strong growth in the US ADHD market, growing 10.6% in the 12 months ended December 2015 vs. the 12 months ended December 2014.

Shire’s key ADHD market is the US, with the Company having three products for the treatment of ADHD (VYVANSE, ADDERALL XR and INTUNIV). Shire also has ADHD products launched in Canada, Brazil, Australia, South Korea, Israel and selected EU markets. Further geographic expansion plans are underway, with VYVANSE approved in Mexico and a collaboration agreement with Shionogi to co-develop and sell VYVANSE and INTUNIV in Japan.

Key branded competitors in the US are stimulants CONCERTA (Janssen), APTENSIO XR (Rhodes), EVEKEO (Arbor) and QUILLIVANT (Pfizer), a liquid methylphenidate.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice and distributors) and STRATTERA (Lilly), depending upon the country.  According to IMS Midas and GMD the EU 2015 market size was approximately $498 million (moving annual total (“MAT”) November 2015), with annual growth of 5.8% compared to the same period in 2014 of $470 million.  During that same period VYVANSE grew by 100% ($51 million vs $26 million).

The Company is also aware of several clinical development programs underway by other pharmaceutical companies. Lilly, Targacept, Otsuka Pharmaceutical Co., Ltd., Purdue, Alcobra (in collaboration with Teva), Theravance, Euthymics, Neuroderm, Durect Pharma, Pfizer/Tris, Neos, Ironshore, and Supernus are seeking to develop additional treatment options for ADHD.

BED Market

VYVANSE is the only product approved in the US for the treatment of moderate to severe BED in adults. Medications that are used off-label to treat BED patients include Selective serotonin reuptake inhibitors (“SSRIs”) (Lexapro, Prozac), Serotonin–norepinephrine reuptake inhibitors (“SNRIs”) (Effexor XR, Cymbalta), anti-obesity drugs (Xenical, Belviq), and anticonvulsant Topamax. The Company is also aware of several clinical development programs underway by other pharmaceutical companies; Sunovion Pharmaceuticals, Takeda Pharmaceuticals, and Ironshore Pharmaceuticals/Highland Therapeutics are seeking to develop treatment options for BED.

Markets for the treatment of GI diseases

UC market

UC is a type of inflammatory bowel disease. The first-line treatments for patients with mild to moderate UC are formulations containing mesalamine (also known as 5-ASA). Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products.

Competitors vary across markets. Principal competitors in major markets include DELZICOL, ASACOL and ASACOL HD/ASACOL 800 (Allergan [formally Actavis], Tillots and various other licensees), APRISO (Valeant), PENTASA (marketed by Ferring Pharmaceutical, outside of the US only), SALOFALK (Dr. Falk) and CLAVERSAL (Faes Farma, Recordati S.p.A).

5-ASA products are generally protected by formulation patents only. In December 2007, several generic versions of Valeant’s COLAZAL (balsalazide) entered the US market, but no other generic versions of products in the oral 5-ASA competitive set have been introduced to the US market since that time. Generic mesalamine products are available in several European markets, but are not significant competitors in those markets. UCERIS (budesonide)

was approved by the FDA in January 2013 and represents an alternative to 5-ASA products for acute treatment (up to 8 weeks) of mild to moderate UC.

The Company is aware of other 5-ASA and non-ASA biologic treatments in development for UC.

Markets for the treatment of rare genetic diseases

REPLAGAL competes with Genzyme’s FABRAZYME in markets outside the US. Shire is aware of the development of certain compounds to treat Fabry disease by Amicus, Genzyme, Protalix, JCR Pharmaceuticals Co. Ltd, Isu-Abxis, Actelion and Greenovation.

VPRIV competes with two ERTs Genzyme’s CEREZYME (imiglucerase) and Pfizer / Protalix’s ELELYSO / UPLYSO (tagliglucerase) as well as two oral substrate reduction therapies Actelion’s ZAVESCA (miglustat) and Genzyme’s CERDELGA (eliglustat). A biosimilar to Cerezyme (ABCERTIN) has been launched by Isu Abxis in South Korea. Shire is aware of development programs in Gaucher by Protalix and Genzyme.

ELAPRASE is the only product licensed to treat Hunter syndrome in all the markets in which it is registered except South Korea and Mexico. Korean Green Cross Corporation was granted approval for HUNTERASE, an ERT to treat Hunter syndrome, in South Korea in 2012 and in Mexico in 2015.

FIRAZYR and KALBITOR compete in the US with BERINERT and Valeant’s RUCONEST (licensed from Pharming Group N.V.) for acute treatment of HAE. FIRAZYR competes in Europe with CSL Behring’s BERINERT P and Pharming Group N.V.’s RUCONEST. In other markets, FIRAZYR competes with BERINERT.

CINRYZE competes in US and non-US markets with generic androgens for prophylaxis of HAE. In non-US markets, CINRYZE is also indicated for acute treatment and short-term prophylaxis of HAE.

Shire is aware of a number of products in development for treatment and prophylaxis of HAE. These include a subcutaneous formulation of BERINERT, and an oral kalikrein inhibitor (Biocryst). In addition, a number of companies have molecules in discovery phase.

GATTEX competes in the US with EMD/Serono's ZORBTIVE (somatotropin) and Emmaus LifeSciences' NUTRESTORE (L-glutamine). REVESTIVE is the only product approved to treat SBS in Europe. Shire is aware of the development of certain compounds to treat SBS by Zealand Pharma and Naia Ltd.

NATPARA competes against calcium and vitamin D and occasionally Lilly’s Forteo (teriparatide, PTH1-34) prescribed off-label. Shire is aware of the development of compounds to treat hypoparathyroidism by EnteraBio and Chugai.

Government regulation

The clinical development, manufacturing and marketing of Shire’s products is subject to governmental regulation in the US, the EU and other territories. The Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act and the Public Health Service Act in the US, and numerous directives and guidelines in the EU, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labelling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA.

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

Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors. For example, additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as it deems appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labelling content, may be more restrictive than expected and could affect the marketability of a product.

As a condition of approval, the regulatory agency will require that the product continues to meet regulatory requirements as to quality, safety and efficacy and will require strict procedures to monitor and report any adverse effects. Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to the labelling (for example, application of a “black box” warning). Compelling new “adverse” data may result in a product approval being withdrawn at any stage following review by an agency and discussion with the Company.

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

In the US, the Drug Price Competition and Patent Restoration Term Act of 1984, known as the US Hatch-Waxman Act, established a period of marketing exclusivity for brand-name drugs as well as abbreviated application procedures for generic versions of those drugs. Once the applicable exclusivity period for the brand-name drug has expired (which may range from 3-5 years), generic manufacturers may file with the FDA for approval to manufacture and market generic versions of the brand-name drug. Approval is sought by filing an Abbreviated New Drug Application (“ANDA”). As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All medicinal products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator’s data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either 10 (8+2) or 11 years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit. While the US Hatch-Waxman Act addresses the development and entrance of generic products, the ACA amended the Public Health Service Act to create an abbreviated licensure pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. The Biologics Price Competition and Innovation Act of 2009 allow for approval of a biosimilar if data substantiates that the product is “highly similar” to an approved and existing biological product. Similar to a non-biologic product, an interchangeable biological product may be substituted for the reference product by a pharmacist without the intervention of the health care provider who prescribed the reference product.

In the US, the DEA regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s stimulant ADHD products (ADDERALL XR, VYVANSE and EQUASYM) are strictly controlled and supply of active ingredient is dependent on the DEA’s permitted annual quotas and its willingness to update those quotas to meet any shortage of drugs.

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

Regulatory Developments

In the US various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines, cost sharing through improved patient health outcomes, abbreviated licensure pathway for biosimilars and increases in required rebates or discounts. Similar initiatives exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal and state level in the US that could allow patient access to drugs approved in other countries – most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities. Several local US jurisdictions, including the King County of Washington State and Alameda, San Francisco and San Mateo Counties in California, have imposed drug-disposal responsibilities and fees on drug manufacturers. Depending on the outcome of court cases and the ability of other municipalities to pass similar ordinances, these additional costs of doing business in the US may extend to other localities. The US market is a litigious one, and several agencies, including the Office of Inspector General, Department of Justice and DEA have been stepping up their enforcement activities as part of the ACA, leading to the imposition of an increasing number of Corporate Integrity Agreements (CIA) with pharmaceutical and biotechnology companies as part of ultimate settlements (see reference to Shire’s CIA under Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K). Aggressive drug price actions taken in the US by various manufacturers over the last several years has precipitated a media maelstrom and reinvigorated a hypersensitive atmosphere regarding the cost of drugs charged by manufacturers. While it is unlikely that the US Federal government will or can implement price controls in the near or midterm time frame, multiple states have proposed price control legislation and transparency initiatives. Though several states have been unsuccessful with passing legislation (e.g., CA, NC, NY, OR, PA), there is a high probability that new legislation will be proposed in 2016. Both CA and OH are proposing referendums on their fall 2016 ballots that would prohibit state agencies from paying more than the lowest price for the same drug paid by the US Department of Veterans Affairs. Despite the attention on price increases, historically Shire has taken a responsible approach to price increases.

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

In July 2015, the House voted and passed its version of the 21st Century Cures Act, which includes language to amend the Social Security Act’s Section 1927(k)(1), the definition of Average Manufacturer Price (“AMP”). Specifically, section 4002 of the Cures Bill provides language to exclude from the primary manufacturer’s AMP the transfer sales of authorized generics (“AGs”) to secondary manufacturers.  The ACA supported Shire and other primary manufacturer’s position of the inclusion of AG transfer sales in the primary manufacturer’s AMP by redefining “wholesaler” to include other manufacturers.  However, the House version of the bill circumvents the “wholesaler” issue and explicitly excludes these sales from the AMP calculation.  For any primary manufacturer that began including AG transfer sales in AMP since 2010, this reversal could mean a substantial rise in AMP, and an accompanying rise in Medicaid rebate liability.  Survival of section 4002 depends on what provisions are included in the Senate version and potential edits post conference.

Third party reimbursement and pricing

•	General. The Company’s revenue depends, in part, upon the price that third parties, such as health care providers and governmental organizations, reimburse on behalf of patients and physicians for the cost of the Company’s products or competitive products and treatments. These third party payers are increasingly challenging the pricing of drugs and medical devices through tougher contracting and seeking increased pharmaco-economic data in order to justify the pricing of products.

In the US:

•	Commercial Managed Care. Commercial payers negotiate the pricing of products to control their costs, including the use of formularies to encourage members to utilize preferred products with favorable terms. Exclusion from a formulary, or a disfavored formulary position, can directly reduce product usage in the payer’s patient population and may negatively impact utilization in other payer plans as well. The consolidation of Pharmacy Benefits Managers (“PBMs”) may result in increased pricing pressure from the larger purchasing power of such consolidated entities. Whether manufacturers can continue to issue coupons for managed care members, without being removed from the plan’s formulary, will also affect utilization of a manufacturer’s drugs. Although the Secretary of HHS has approved the use of coupons for health exchange (“HIX”) plans, several groups are fighting the implementation of the guidance. Overall drug usage could increase due to the expansion of covered lives under the ACA albeit with greater rebate liability.

•	Medicaid. Many of the Company’s products are reimbursed by Medicaid, a joint federal and state health insurance plan for the poor in the US. Medicaid mandates federal rebates from manufacturers for participation in the program. Many states outsource management of Medicaid benefits to third parties (“Managed Medicaid” or “MMC”), leaving it to them to negotiate commercial rebates and formulary position with manufacturers. Due to changes within the ACA, utilization adjudicated by commercial Managed Medicaid payers is also eligible for the mandated federal rebates, which were traditionally paid only on fee for service utilization. Other states manage their own formulary and require manufacturers to pay additional “state supplemental” rebates for positioning on its preferred drug list.

•	Medicare. Medicare reimbursement rates to physicians for injectable drugs like Shire’s orphan drugs have been reduced from 106% of Average Sales Price (“ASP”) to approximately 104% of ASP, and may decrease further. The Centers for Medicare and Medicaid Services (“CMS”) are also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates to physicians for some manufacturers’ drugs, biologicals and medical devices. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), Medicare reimbursement payments to eligible professionals who are not meaningful users of Certified Electronic Health Record (“EHR”) Technology will be reduced.

•	ACA. The rate of implementation of the Medicaid expansion, HIX and Accountable Care Organizations (“ACO”) varies tremendously on a state-by-state basis. It is not possible to predict the overall increases in Medicaid, MMC and HIX business, and the cost for Shire specifically. Depending on HHS’ ability to rectify the HIX’s technology issues, and HHS’ flexibility with states asking for alternative approaches to Medicaid expansion, the ACA expansion in covered lives could be severely reduced.

•	“Dual-eligibles” are those individuals that qualify for both Medicare and Medicaid. Although CMS has placed dual-eligibles under the coverage of Medicare Part D, there are several initiatives aimed at moving these individuals back under Medicaid, where their drug utilization would again be subjected to full Medicaid rebates.

On February 1, 2016, the CMS issued regulations implementing the Medicaid rebate provisions of the Affordable Care Act (the “Final Rule”).  CMS’ interpretation of the rebates related to line extensions, and the Average Manufacturer Price (“AMP”) aspects of the Final Rule, could increase rebate costs.  CMS’ proposed expansion of the Medicaid rebate program to US Territories (including Puerto Rico, US Virgin Islands, Guam, Northern Mariana Islands and Samoa) could also impact both the Company’s contracting strategies to some of these Territories and increase Shire’s Medicaid rebate and operational costs. CMS’ publication of its own pricing compendium, (“NADAC”), as well as AMP-based Federal Upper Limits (“FUL”) could affect reimbursement to pharmacists for drugs, depending on the rate of each state’s adoption.  The tax revenue aspects of the fiscal cliff in the Budget Control Act were not fully resolved via the Taxpayers Relief Act of 2012, and because of this and due to the budget climate in the US, government programs like Medicare, Medicaid and others could face additional spending cuts or changes which could affect government payer utilization or payment of Shire’s products.

In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Germany, for example, has implemented the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law essentially maintains free pricing for new chemical entities, but assesses the patient relative benefit of new drugs within six months of commercialization, in order to inform subsequent price negotiations. Prices of drugs bringing added patient benefit will qualify for price negotiation, while those with no added benefit will be subject to reference pricing (where price is determined by taking the lowest and/or average price of similar medicines in Germany). Criteria required to prove a drug’s benefit in Germany include; an improvement of health, reduction of illness duration, extension of survival, reduction of side effects or improvement of the quality of life. Third party reimbursement limits may reduce the demand for the Company’s products. The slow pace of the price applications process in some countries has delayed and, occasionally, prevented product launches. In some countries regional authorities are seeking to constrain drug prices and uptake. As such the Company’s estimated product launches may be delayed. The novelty of ADHD and behavioral drugs in the EU and other markets will require strong education and promotion efforts in order to gain acceptance and an economically viable reimbursement profile.

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

In 2014, Shire conducted a materiality assessment with external stakeholders, including patient groups, physicians, investors, media and payers to obtain feedback on and prioritization of Shire’s most important areas of Responsibility. Findings showed that Access to Medicines, Disease Awareness and Transparency are the areas of primary importance to Shire’s stakeholders. These are the areas that have consequently received greatest focus in 2015.

A number of senior managers at Shire “sponsor” Responsibility areas, including the priority areas of Access to Medicines, Disease Awareness and Transparency but also areas such as the environment, health and safety, compliance and risk management, our people and the community. These sponsors are responsible for setting goals which support Shire’s overall strategy, and for ensuring progress is made against these goals. Responsibility objectives are reviewed quarterly, and Sponsors meet as a group twice a year to monitor progress. Shire’s Responsibility team facilitates the working groups, sponsors and communications.

Shire communicates regularly to employees about Responsibility. The Company also communicates regularly via a section on its website and intranet dedicated to information and ongoing updates on Shire’s work, initiatives and achievements that illustrate Shire’s commitment to Responsibility.

Employees

The Company’s employees are vital to its success. At December 31, 2015 the Company had 5,548 employees (2014: 5,016 employees).

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

Set out below are the principal risk factors associated with the business that have been identified through the Company's risk management and internal control system. The Company believes that these risk factors apply equally and therefore all should be carefully considered before any investment is made in Shire.

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

The Company’s revenues, financial condition or results of operations may be adversely affected if any or all of the following occur:

•	if the Company’s products, or competitive products, are genericized;

•	if the prices of the Company’s products suffer forced reductions or if prices of competitor products are reduced significantly;

•	if there are unanticipated adverse events experienced with the Company’s products or those of a competitor’s product not seen in clinical trials that impact physicians’ willingness to prescribe the Company’s products;

•	if issues arise from clinical trials being conducted for post-marketing purposes or for registration in another country which raise questions or concerns about a product;

•	if the regulatory agencies in one country act in a way that raises concerns for regulatory agencies or for prescribers or patients in another country;

•	if patients, payers or physicians favor other treatments over the Company’s products;

•	if the Company’s products are subject to more stringent government regulation than competitor products;

•	if patent protection or other forms of exclusivity are lost or curtailed, or if competitors are able to successfully challenge or circumvent the Company’s patents or other forms of exclusivity (See ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details of current litigation);

•	if launches of the Company’s products in new markets are not successful;

•	if the sizes of the patient populations for the Company’s products are less than expected; or

•	if there are lawsuits filed against Shire, including but not limited to, product liability claims, consumer law claims, and payer or reimbursement litigation.

If the Company is unable to commercialize its products successfully, there may be a material adverse effect on the Company’s revenues, financial condition or results of operations.

Increased pricing pressures and limits on patient access as a result of governmental regulations and market developments may affect the Company’s future revenues, financial condition and results of operations

The Company’s product revenues are subject to increasing pressures from governmental initiatives to regulate or influence prices and access to customers. Regulations in the United States, the European Union and other jurisdictions mandating price controls or imposing constraints on patients’ ability to purchase Shire’s products significantly impacts its business, and the Company’s financial condition and results of operations could be adversely affected in the future by changes in such regulations, practices or policies.

Regulatory measures that could have a material adverse effect on the Company include the imposition of government-approved drug pricing schedules, the use of drug formularies, prohibitions on direct-to-consumer advertising or drug marketing practices and caps or limits on the level of reimbursement provided to the Company by governmental reimbursement schemes for its products.

These pressures have also resulted in market developments, such as the consolidation of managed care organizations and private health insurers that have increased the relative bargaining power of institutional drug purchasers and enhanced their ability to negotiate discounts and extract other concessions in exchange for purchasing Shire’s products.

Such regulatory and market developments create downward pressures on the prices at which the Company can offer its products and on the level of reimbursement its treatments receive from health care providers, private health insurers and other organizations, such as health maintenance organizations and managed care organizations.

Additional factors affecting the Company’s ability to obtain and maintain adequate prices and levels of reimbursement for its products include:

•	higher levels of controls on the use of the Company’s products and/or requirements for further price concessions mandated or negotiated by managed health care organizations or government authorities;

•	legislative proposals to reform health care and government insurance programs in many of the Company's markets; and

•	price controls, unsuccessful government tenders, or non-reimbursement of new medicines or new indications.

Moreover, the cost of treatment for some of the Company's products is high, particularly those which are used for the treatment of rare diseases. The Company may encounter difficulty in obtaining or maintaining satisfactory pricing and reimbursement for such products. The failure to obtain and maintain pricing and reimbursement at satisfactory levels for its products may adversely affect the Company’s revenues, financial condition or results of operations.

The Company depends on third parties to supply certain inputs and services critical to its operations including certain inputs, services and ingredients critical to its manufacturing processes

The Company relies on third-party suppliers, vendors and outsourcing partners to, among other things, research, develop, manufacture and commercialize its products, to provide certain key ingredients and manufacturing inputs and to manage certain sales, distribution, marketing, information technology, accounting, transaction-processing and other business services. While the Company depends on these third parties for multiple aspects of its product development, manufacturing, commercialization and business activities, it does not control these third parties directly.

As a result, there is a possibility these third parties may not complete activities on schedule or in accordance with the Company’s expectations, and their failure to meet certain contractual, regulatory or other obligations to Shire, or any disruption of Shire’s relationship with these third parties could delay or prevent the development, approval, manufacture or commercialization of the Company’s products, result in non-compliance with applicable laws and regulations, disrupt Shire’s operations, or result in reputational or other harm to the Company.

This outsourcing risk is of particular concern with respect to third-party suppliers of key manufacturing inputs of Shire’s drug products. Although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for each of ADDERALL XR, CINRYZE, FIRAZYR, FOSRENOL, INTUNIV, LIALDA, PENTASA and NATPARA/NATPAR. The Company currently relies on a single active ingredient source for each of ELAPRASE, FIRAZYR, FOSRENOL, INTUNIV, REPLAGAL and GATTEX/REVESTIVE and also relies on limited third party sources to provide the donated human plasma necessary for the manufacture of CINRYZE. Following the completion of the acquisition of Dyax Corp on January 22, 2016 Shire acquired DX-2930, which currently relies on separate sole sources for both production of the final drug product and supply of the active ingredient for its Phase 3 trial. In addition, one of those drug substance sites has not been approved by the FDA and would need to be approved prior to commercial launch. Any failure by a single-source supplier to provide the Company with the required volumes on time or at all, or to provide products that do not meet regulatory requirements, could lead to significant delays in the production of Shire’s products, increases in operating costs, lost product sales, an interruption of research activities, or the delay of new product launches, all of which could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

Any disruption to the supply chain for any of the Company’s products, or any difficulties or delays in the manufacturing, distribution and sale of its products may result in the Company being unable to continue marketing or developing a product, or may result in the Company being unable to do so on a commercially viable basis for some period of time

A disruption, delay or other difficulties in the manufacturing, distribution and sale of Shire’s products, or in the supply chain of any of its products, may have a material adverse effect on the Company and its revenues, financial condition and results of operations. Examples of such manufacturing and supply chain difficulties include, but are not limited to:

•	regulatory or enforcement actions that result in shut-downs, delays in or withdrawal of regulatory approvals necessary to carry on manufacturing activities, product recalls and penalties or fines resulting in unanticipated costs in production, whether imposed directly on the Company or imposed indirectly through one or more of its third-party suppliers;

•	the inability of the Company to increase its production capacity for certain drugs commensurate with market demand;

•	the possibility that the supply of incoming materials may be delayed or become unavailable and that the quality of incoming materials may be substandard and not detected;

•	the possibility that the Company may fail to maintain appropriate quality standards throughout its internal and third-party supply network, or to comply with current manufacturing best practices, rules or other applicable regulations;

•	disruptions to supply chain continuity as a result of natural or man-made disasters at the Company’s facilities or at one or more of its third-party suppliers’ facilities; and

•	failure to maintain the integrity of the Company’s supply chains against fraudulent and criminal acts, such as intentional product adulteration, diversion, theft, or counterfeiting activities.

Also, as noted above, the Company has also entered into many agreements with third parties for the provision of goods and services to enable it to manufacture its products. If these third parties are unable to manufacture products, or provide these goods and services, in each case in accordance with its respective contractual obligations, the Company’s ability to manage its manufacturing processes or to operate its business, including to continue the development or commercialization of its products as planned or on a commercial basis, may be adversely impacted.

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

Success in preclinical and early clinical trials does not ensure that late stage clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Moreover, once an application is submitted, additional data may be sought by regulators or an application may be rejected. If the Company’s large-scale or late-stage clinical trials for a product are not successful, the Company will not recover its substantial investments in that product. The Company has a range of programs in or entering late stage clinical development. For example, an NDA for SHP606 for the treatment of signs and symptoms of adults with DED is currently in registration with the FDA and following the acquisition of Dyax in January 2016 the Company has acquired SHP643 (formerly DX-2930) for the treatment of HAE, which is in Phase 3.

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

The actions of certain customers could affect the Company's ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect the Company’s revenues, financial conditions or results of operations

A considerable portion of the Company’s product sales are made to major pharmaceutical wholesale distributors, as well as to large pharmacies, in both the US and Europe. In 2015, for example, 47% of the Company's product sales were attributable to three customers in the US: AmerisourceBergen Drug Corp, McKesson Corp. and Cardinal Health, Inc. In the event of financial failure of any of these customers there could be a material adverse effect on the Company’s revenues, financial condition or results of operations. The Company’s revenues, financial condition or results of operations may also be affected by fluctuations in customer buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors. A significant portion of the Company's revenues for certain products for treatment of rare diseases are concentrated within a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company's revenues, financial condition or results of operations.

Failure to comply with laws and regulations governing the sales and marketing of its products could materially impact Shire’s revenues and profitability

The Company engages in various marketing, promotional and educational activities pertaining to, as well as the sale of, pharmaceutical products and medical devices in a number of jurisdictions around the world. The promotion, marketing and sale of pharmaceutical products and medical devices is highly regulated and the sales and marketing practices of market participants, such as the Company, have been subject to increasing supervision by governmental authorities, and Shire believes that this trend will continue.

In the United States, the Company’s sales and marketing activities are monitored by a number of regulatory authorities and law enforcement agencies, including the US Department of HHS, the FDA, the US Department of Justice, the SEC and the DEA. These authorities and agencies and their equivalents in countries outside the US have broad authority to investigate market participants for potential violations of laws relating to the sale, marketing and promotion of pharmaceutical products and medical devices, including the False Claims Act, the Anti-Kickback Statute and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products and medical devices, and the submission of false claims for reimbursement by the federal government. Healthcare companies may also be subject to enforcement actions or prosecution for such improper conduct. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in significant defense costs, fines, penalties and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. The Company is also subject to certain ongoing investigations by governmental agencies. For further information, see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

The Company’s products are subject to intense competition from generics

Shire faces significant competition from the manufacturers of generic drug products in all of its major markets. The introduction of lower-priced generics by the Company’s competitors or their successful efforts in aggressively commercializing and marketing their alternative drug products pose significant challenges to maintaining Shire’s market share, revenues and sales growth.

For example, since 2009, generic versions of ADDERALL XR have been marketed and, since 2014, generic versions of INTUNIV have been marketed in the United States. As a result, product sales of ADDERALL XR and INTUNIV have declined.

Factors which could cause further or more rapid declines in Shire’s product sales include:

•	the loss or earlier than expected expiration of intellectual property rights or regulatory exclusivity periods with respect to the Company’s branded products;

•	generic or authorized generic versions of these products capturing more of Shire’s branded market share than expected;

•	lower prices and the actual or perceived greater effectiveness or safety of generic drug products relative to Shire’s branded products;

•	the FDA approving additional ANDAs for generic versions of these products which, if launched, would further reduce branded market share or impact the amount of Shire’s authorized generic product sales;

•	changes in reimbursement policies of third-party payers; or

•	changes to the level of sales deductions for branded Shire products for private or public payers.

Should any of the above developments occur, the resulting generic competition could reduce sales and market share of Shire’s branded products and have a material adverse effect on the Company’s revenues, financial condition or results of operations.

Adverse outcomes in legal matters and other disputes, including the Company’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on the Company’s revenues, financial condition or results of operations

During the ordinary course of its business the Company may be involved in claims, disputes and litigation with third parties, employees, regulatory agencies, governmental authorities and other parties. The range of matters of a legal nature that might arise is extremely broad but could include, without limitation, intellectual property claims and disputes, product liability claims and disputes, regulatory litigation, contract claims and disputes, employment claims and disputes, and tax or other governmental agency audits and disputes.

Any unfavorable outcome in such matters could adversely impact the Company’s ability to develop or commercialize its products, adversely affect the profitability of existing products, subject the Company to significant defense costs, fines, penalties, audit findings and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. Any such outcomes could have a material adverse effect on the Company’s revenue, financial condition or results of operations. For further information see ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

The Company faces intense competition for highly qualified personnel from other companies and organizations

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

Failure to successfully execute or attain strategic objectives from the Company’s acquisitions and growth strategy may adversely affect the Company’s financial condition and results of operations

The Company’s business depends to a significant extent on its ability to improve and expand its product pipeline through strategic acquisitions. Such improvements and expansions, however, are subject to the ability of the Company’s management to effectively identify appropriate strategic targets and effectuate the contemplated transactions, the availability and relative cost of acquisition opportunities as well as competition from other pharmaceutical companies seeking similar opportunities.

Moreover, even when such transactions are successfully executed, the Company may face subsequent difficulties in integrating the operations, infrastructure and personnel of acquired businesses and may experience unanticipated risks or liabilities that were not discovered, accurately disclosed or sufficiently assessed during the transactions’ due diligence process. Finally, even successfully acquired and integrated businesses may ultimately fail or fall short of achieving the Company’s strategic objectives for the transaction over the long term.

Any failures in the execution of a transaction, in the integration of an acquired business or in achieving the Company’s strategic objectives with respect to such acquisitions could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect the Company’s business, financial condition and results of operations.

The Company has recently completed and is currently pursuing a number of strategic acquisitions. On February 21, 2015, Shire completed the acquisition of NPS Pharma for a total cash consideration of approximately $5.2 billion. On January 22, 2016 Shire also completed the acquisition of all the outstanding share capital of Dyax for a total upfront cash consideration of approximately $5.9 billion and a further approximately $0.6 billion in cash consideration contingent upon the approval of DX-2930 for the prophylactic treatment of HAE. Finally, on January 11, 2016 Shire announced a combination with Baxalta Incorporated had been agreed by both Boards.

These proposed and completed acquisitions as well as future acquisitions each entail various risks, which include but are not limited to:

•	a proposed acquisition may not be consummated due to the occurrence of an event, change or other circumstances that gives rise to the termination of the applicable merger agreement;

•	a governmental, regulatory, board, shareholder or other approval required for a proposed acquisition may not be obtained, or may be obtained subject to conditions that are not anticipated, or another condition to the closing of a proposed acquisition may not be satisfied, resulting in delays or ultimate failure of consummating a proposed acquisition;

•	shareholders may initiate legal action to prevent or delay consummation of a proposed acquisition or to seek judicial reevaluation of a proposed acquisition’s consideration;

•	a lengthy, uncertain process when pursuing a combination could disrupt relationships between Shire and a target company’s customers, suppliers and employees, distract Shire’s or a target’s management from operating its business, and could lead to additional and unanticipated costs;

•	a target company may be unable to retain and hire key personnel and/or maintain its relationships with customers, suppliers and other business partners pending the consummation of the proposed acquisition by Shire;

•	after the consummation of an acquisition, the Company may be unable to retain the acquired company’s key personnel, existing customers, suppliers and other business partners or attract new customers;

•	the businesses of an acquired company may be otherwise disrupted by the acquisition, including increased costs and diversion of its respective management’s time and resources;

•	failure to achieve the targeted growth and expected benefits of the acquisition if sales of an acquired company’s products are lower than anticipated, or these products cannot be successfully commercialized or cannot obtain necessary regulatory approvals;

•	any integration of an acquired company into Shire could be complex and time-consuming, and difficulties in effectuating these integrations may lead to the combined companies not being able to realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits in the timeframe anticipated, or at all;

•	failure to successfully obtain regulatory approval of an acquired company’s late stage pipeline assets in a timely manner or at all, or to successfully commercialize such products after regulatory approval has been obtained;

•	undiscovered or unanticipated risks and liabilities, including legal and compliance related liabilities, may emerge in connection with an acquisition, or may be higher than anticipated; and

•	even after successfully completing an acquisition and integrating the acquired company’s businesses into Shire, the anticipated benefits of the combinations may ultimately prove less than anticipated.

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

A slowdown of a nation’s economy could also lead to financial difficulties for some of the Company’s significant customers, including national governments, and result in a greater risk of delayed orders or payments, defaults or non-payments of outstanding payment obligations by the Company’s customers in that country, which could adversely affect the Company’s revenues, financial condition or results of operations.

The Company is subject to evolving and complex tax laws, which may result in additional liabilities that may adversely affect the Company’s financial condition or results of operations

The Company is subject to evolving and complex tax laws in the jurisdictions in which it operates, and routinely obtains advice on matters, including the tax treatment of the break fee received in connection with the terminated offer for Shire by AbbVie Inc. (“AbbVie”) in 2014. Significant judgment is required in determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its accrual for tax contingencies; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. In addition, the Company may be affected by changes in tax laws, including tax rate changes, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions.

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

In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. For details of current intellectual property litigation, See ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company's reputation, the withdrawal of the product and legal action against the Company

Unanticipated side effects or unfavorable publicity from complaints concerning any of the Company's products, or those of its competitors, could have an adverse effect on the Company's ability to obtain or maintain regulatory approvals or successfully market its products. The testing, manufacturing, marketing and sales of pharmaceutical products and medical devices entail a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. If, in the absence of adequate insurance coverage, the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms. Although the Company carries product liability insurance when available, this coverage may not be adequate. In addition, it cannot be certain that insurance coverage for present or future products will be available. Moreover, an adverse judgment in a product liability suit, even if insured or eventually overturned on appeal, could generate substantial negative publicity about the Company's products and business and inhibit or prevent commercialization of other products.

The Company is dependent on information technology and its systems and infrastructure face certain risks, including from service disruptions, the loss of sensitive or confidential information, cyber-attacks and other security breaches or data leakages that could have a material adverse effect on the Company’s revenues, financial condition or results of operations

The Company relies to a large extent upon sophisticated information technology systems to operate its businesses. In the ordinary course of business, the Company collects, stores and transmits large amounts of confidential information (including, but not limited to, personal information and intellectual property), and it is critical that the Company does so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of the Company’s information technology and information security systems, and those of third-party vendors with whom the Company contracts (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by the Company’s employees or vendors, or from attacks by malicious third parties.

The Company and its vendors’ sophisticated information technology operations are spread across multiple, sometimes inconsistent platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in the Company’s systems. The Company and its vendors could also be susceptible to third party attacks on their information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups, “hackers” and others. While the Company has taken steps to protect such information and invested heavily in information technology, there can be no assurance that these efforts will prevent service interruptions or security breaches in its systems, the loss of data or other confidential information due to a lack of redundant backup systems, or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect the Company’s business operations or result in the loss, dissemination, or misuse of critical or sensitive information.

A breach of the Company’s security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use the Company’s proprietary technology or information, and/or adversely affect the Company’s business position. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to the Company and could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

In addition, legislators and/or regulators in countries in which the Company operates are increasingly adopting or revising privacy, information security and data protection laws, as well as focusing on increased privacy-related enforcement activity, that potentially could have a significant impact on the Company’s current and planned privacy, data protection and information security-related practices, its collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of its current or planned business activities.

Risks Related to the Proposed Merger with Baxalta Incorporated

Failure to consummate the merger as contemplated could negatively impact the price of the Company’s ordinary shares and ADSs and the future business and financial results of the Company and/or the combined company

The consummation of the merger of BearTracks, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) within and into Baxalta, with Baxalta surviving the merger as a wholly-owned subsidiary of the Company (the “merger”) may be delayed, the merger may be consummated on terms different than those contemplated by the Agreement and Plan of Merger, dated as of January 11, 2016, as it may be amended from time to time, (the “merger agreement”) between the Company, Merger Sub and Baxalta, or the merger may not be consummated at all. Failure to consummate the merger would prevent the Company’s ordinary shareholders from realizing the anticipated benefits of the merger. The current market price of the Company’s ordinary shares and ADSs may reflect a market assumption that the merger will occur, and a failure to consummate the merger could result in a significant decline in the market price of the Company’s ordinary shares and ADSs and a negative perception of the Company generally. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact the share price and future business and financial results of the Company and/or the combined company following the proposed merger.

There is no assurance that Shire and Baxalta will be able to obtain the required governmental and regulatory approvals to consummate the merger, which, if delayed or not granted, may delay or jeopardize the merger

The merger is conditioned on the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, merger control approval under the relevant merger control laws of the European Union and the consent of certain other merger control authorities and other governmental entities. The governmental and regulatory agencies from which Shire and Baxalta are seeking these approvals have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the merger agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. The required approvals may not be obtained or the required conditions to the merger may not be satisfied, or, even if the required approvals are obtained and the conditions to the consummation of the merger are satisfied, the terms, conditions and timing of such approvals are uncertain. Any delay in consummating the merger could cause Shire and/or the combined company not to realize some or all of the synergies that Shire expects to achieve if the merger is successfully consummated within the expected time frame.

The merger remains subject to additional conditions, some of which Shire and Baxalta cannot control, which could result in the merger not being consummated or being delayed, any of which could negatively impact the share price and future business and operating results of the Company and/or the combined company

The merger is subject to the satisfaction or waiver of other conditions in addition to the approval of governmental authorities described above, including, but not limited to, (i) the approval of the issuance of ordinary shares and ADSs by the Company’s ordinary shareholders; (ii) the adoption of the merger agreement by the stockholders of Baxalta; (iii) effectiveness of a registration statement on Form S-4 registering ordinary shares to be issued in the merger; (iv) the absence of any orders, injunctions or rulings, or laws that would have the effect of enjoining or preventing the consummation of the merger; (v) the approval of the United Kingdom Listing Authority (the “UKLA”) of a prospectus relating to the ordinary shares and a circular convening a meeting of Shire’s ordinary shareholders; (vi) approval from the NASDAQ Global Select Market to list the ADSs; (vii) approval of the UKLA and London Stock Exchange to list the ordinary shares; and (viii) Section 4.02 of the tax matters agreement dated as of June 30, 2015 (the “tax matters agreement”), by and between Baxter International Inc. (“Baxter”) and Baxalta, shall have been waived with respect to the closing of the merger, pursuant to the terms of the letter agreement, dated as of January 11, 2016 (the “letter agreement”), among the Company, Baxter and Baxalta, and each of the Company and Baxalta shall have received from Baxter a certificate, as described in the letter agreement, to the effect that the tax advisor to Baxter has furnished an opinion in substantially the same form and substance as the tax opinion delivered by such advisor on the date immediately prior to the signing of the merger agreement. Certain conditions to the merger may not be satisfied or, if they are, the timing of such satisfaction is uncertain. If any conditions to the merger are not satisfied or, where waiver is permitted by applicable law, not waived, the merger will not be consummated.

The merger is not subject to a financing condition. While Shire has secured an $18 billion fully underwritten bank facility of which $13 billion is available to finance the cash component of the per share merger consideration, certain customary conditions precedent to funding must be satisfied in order for the Company to utilize its bank facility, and if such conditions are not satisfied or if the Company’s lenders do not satisfy their funding commitment, the Company may be unable to obtain the funds necessary to consummate the merger.

If for any reason the merger is not completed or the closing of the merger is significantly delayed, the market price of the Company’s ordinary shares and ADSs and business and results of operations of the Company and/or the combined company may be adversely affected.

Lawsuits have been filed, and other lawsuits may be filed, against the Company and Baxalta and Baxalta’s board of directors challenging the merger, and an adverse ruling in any such lawsuit may delay or prevent the completion of the merger or result in an award of damages against the Company

Multiple putative class action complaints have been filed by purported Baxalta stockholders in connection with the merger. The complaints generally allege that the members of the Baxalta board breached their fiduciary duties to Baxalta stockholders by entering into the merger agreement and approving the merger, and that the Company, Baxalta and/or Merger Sub, aided and abetted such breaches of fiduciary duties. The complaints further allege that, among other things, the per share merger consideration undervalues Baxalta and certain provisions of the merger agreement inappropriately inhibit competing bids. The complaints seek, among other things, to enjoin the merger.

Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the merger. The existence of litigation relating to the merger could impact the likelihood of obtaining the stockholder approvals from either the Company or Baxalta. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert the Company’s management’s attention away from their regular business.

One of the conditions to completion of the merger is the absence of any law or judgment issued by any court or tribunal of competent jurisdiction that prevents, makes illegal or prohibits the closing of the merger. Accordingly, if a plaintiff is successful in obtaining a judgment prohibiting completion of the merger, then such judgment may prevent the merger from being completed, or from being completed within the expected time frame.

If the proposed merger is not completed, the Company will have incurred substantial costs that may adversely affect the Company’s financial results and operations

The Company has incurred and will continue to incur substantial costs in connection with the proposed merger with Baxalta. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. In addition, the Company diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of the Company’s business during the pendency of the merger. If the merger is not completed, the Company will have received little or no benefit in respect of such costs incurred.

The merger agreement restricts the Company’s ability to pursue alternatives to the merger, however, in specified circumstances, the Company may terminate the merger agreement to accept a superior proposal

Under the merger agreement, the Company has agreed not to (1) take certain actions to solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, including the receipt of a “parent superior proposal” (as such term is defined in the merger agreement), enter into discussions or an agreement concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions. However, in specified circumstances, the Company may terminate the merger agreement to enter into a definitive agreement with response to a “parent superior proposal” prior to obtaining approval of the merger from its stockholders.

Upon termination of the merger agreement in specified circumstances, the Company would be required to disburse a termination fee equal to $369 million to Baxalta and/or reimburse Baxalta for its merger-related expenses in an amount not to exceed $65 million, which expense reimbursement would be offset against any termination fee subsequently disbursed. Following the disbursement of the termination fee and/or reimbursement of merger-related expenses, the Company will, other than in certain circumstances, have no further obligation or liabilities to Baxalta. Such termination would deny the Company and its respective stockholders any benefits from the merger and could negatively impact market price of the Company’s ordinary shares and ADSs.

These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to the Company or the Company’s ordinary shareholders than the merger.

In specified circumstances, Baxalta could terminate the merger agreement to accept an alternative proposal

Under the merger agreement, Baxalta may terminate the merger agreement to enter into a definitive agreement with respect to a “company superior proposal” (as such term is defined in the merger agreement) prior to obtaining approval of the merger from its ordinary shareholders. In such event, Baxalta would be obligated to disburse a termination fee equal to $369 million, but would have no further obligation or liabilities to the Company. Such termination would deny the Company and its stockholders any benefits from the merger and could negatively impact the price of the Company’s ordinary shares and ADSs.

Uncertainties associated with the merger may cause a loss of employees and may otherwise affect the future business and operations of Shire and the combined company

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and, if the proposed combination with Baxalta is consummated, on the combined company following the merger. These consequent uncertainties may impair the Company’s, and following the closing of the merger, the combined company’s, ability to retain and motivate key personnel and could also cause customers, suppliers, licensees, partners and other business partners to defer entering into contracts with, making other decisions concerning, or seeking to change existing business relationships with the Company, and following the closing of the merger, the combined company. Because the Company depends on the experience and industry knowledge of their executives and other key personnel to execute their business plans, the combined company may be unable to meet its strategic objectives.

While the merger is pending, the Company may not be able to hire qualified personnel to replace any key employees that may depart to the same extent that they have been able to in the past. In addition, if the merger is not completed, the Company may also encounter challenges in hiring qualified personnel to replace key employees that may depart the Company subsequent to the merger announcement.

Risks Related to the Combined Company Following the Merger

The Company may not successfully integrate the businesses of Shire and Baxalta

If the merger is consummated, achieving the anticipated benefits of the proposed combination of Shire and Baxalta will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. The Company may not be able to accomplish this integration process successfully. The integration of businesses is complex and time-consuming. The difficulties that could be encountered include the following:

•	integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly acquired or produced products;

•	coordinating geographically dispersed organizations;

•	distraction of management and employees from operations;

•	changes or conflicts in corporate culture;

•	management’s inability to manage a substantial increase in the number of employees;

•	management’s inability to train and integrate personnel, who may have limited experience with the respective companies’ business lines and products, and to deliver a consistent message regarding diseases treated by the combined company;

•	retaining existing customers and attracting new customers;

•	retaining existing employees and attracting new employees;

•	maintaining business relationships; and

•	inefficiencies associated with the integration and management of the operations of the combined company.

In addition, there will be integration costs and non-recurring transaction costs (such as fees paid to legal, financial, accounting and other advisors and other fees paid in connection with the merger) associated with the proposed merger, including costs associated with combining their operations and achieving the synergies the Company expects to obtain, and such costs may be significant.

An inability to realize the full extent of the anticipated benefits of the proposed combination of Shire and Baxalta, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may materially adversely affect the value of the Company’s ordinary shares and ADSs after the consummation of the merger.

The Company will incur significant additional indebtedness in connection with the merger, which will decrease the combined company’s business flexibility and increase its interest expense. All of the Company’s debt obligations, and any future indebtedness the Company may incur, will have priority over the Company’s ordinary shares and ADSs with respect to payment in the event of a liquidation, dissolution or winding up

The Company has secured an $18 billion fully underwritten bank facility, of which $13 billion is available to finance the cash component of the per share merger consideration. The Company has announced that it intends to maintain an investment grade credit rating for the combined company, but one or more credit rating agencies may determine that the combined company’s credit rating is below investment grade, which could increase the combined company’s borrowing costs. The combined company’s indebtedness following consummation of the merger could have the effect, among other things, of reducing the combined company’s flexibility to respond to changing business and economic conditions as well as reducing funds available for capital expenditures, acquisitions, and creating competitive disadvantages for the combined company relative to other companies with lower indebtedness levels. The Company will also incur various costs and expenses associated with the debt financing.

The Company intends to refinance the bank facility through capital market debt issuances in due course. Its ability to refinance the indebtedness will depend on the condition of the capital markets and the combined company’s financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the combined company to comply with more onerous covenants, which could further restrict business operations and such refinancing may not be available at all.

Moreover, the combined company may be required to raise substantial additional financing to fund capital expenditures and acquisitions. The combined company’s ability to arrange additional financing and the costs of that financing will depend on, among other factors, the combined company’s financial position and performance, as well as prevailing market conditions and other factors beyond Shire’s control.

In any liquidation, dissolution or winding up of Shire, the Company’s ordinary shares and ADSs would rank below all debt claims against Shire or any of its subsidiaries. In addition, any convertible or exchangeable securities or other equity securities that Shire may issue in the future may have rights, preferences and privileges more favorable than those of the Company’s ordinary shares and ADSs. As a result, holders of the Company’s ordinary shares and ADSs will not be entitled to receive any payment or other distribution of assets upon any liquidation or dissolution until after Shire’s obligations to its debt holders and holders of equity securities, which rank senior to the Company’s ordinary shares and ADSs, have been satisfied.

The merger could result in significant liability to Baxalta and the Company if the merger causes the spin-off of Baxalta from Baxter or a Later Distribution, as defined below, to be taxable

Under the letter agreement, from and after the closing of the merger, Baxalta agreed to indemnify, and the Company agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to, or resulting from, in whole or in part, the merger. If the contribution of property by Baxter in one or more transfers to Baxalta in exchange for shares of Baxalta common stock, cash, and the assumption of certain liabilities, together with the distribution by Baxter on July 1, 2015 of approximately 80.5% of the shares of Baxalta common stock to shareholders of Baxter (the “spin-off”) and/or a Later Distribution, collectively, the “Baxter Transactions”, are determined to be taxable as a result, in whole or in part, of the merger (for example, if the merger is deemed to be part of a plan, or series of related transactions, that includes the Baxter Transactions), Baxter and its shareholders could incur significant tax liabilities, and under the tax matters agreement, and the letter agreement, Baxalta and the Company may be required to indemnify Baxter for any such tax liabilities. Baxter’s waiver of the provisions under the tax matters agreement restricting Baxalta’s ability to enter into and consummate the merger will not relieve Baxalta or the Company of its obligation to indemnify Baxter if the merger causes any of the Baxter Transactions to be taxable.

In connection with the signing of the merger agreement, the Company received an opinion from Cravath, Swaine & Moore LLP, tax counsel to the Company, to the effect that the merger will not cause Baxter’s contribution of assets to Baxalta, Baxter’s initial distribution of Baxalta shares on July 1, 2015, Baxter’s distribution of cash received from Baxalta to its creditors or a Later Distribution to fail to qualify as tax-free to Baxter and its shareholders under Sections 355, 361 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended. The merger is conditioned on the receipt by the Company at the time of the consummation of the merger of a tax opinion to the same effect.

The tax opinion referred to in the immediately preceding paragraph is based upon various factual representations and assumptions, as well as certain undertakings made by the Company, Baxter and Baxalta. If any of the factual representations or the assumptions in the tax opinion is untrue or incomplete in any material respect, an undertaking is not complied with or the facts upon which the tax opinion is based are materially different from the facts at the time of the merger, the opinion may not be valid. Moreover, opinions of counsel are not binding on the Internal Revenue Service (the “IRS”). As a result, the conclusions expressed in the tax opinion could be challenged by the IRS. None of the Company, Baxalta or Baxter has requested a ruling from the IRS regarding the impact of the merger on the tax treatment of the Baxter Transactions. Further, the tax opinion does not address all tax aspects of the spin-off, a Later Distribution and other related transactions and it is possible the Company may be obligated to indemnify Baxter despite the continuing validity of the tax opinion.

The Company’s indemnification obligations to Baxter and its subsidiaries, officers, directors and employees under the tax matters agreement and letter agreement are not limited in amount or subject to any cap. If Baxalta or the Company is required to indemnify Baxter and its subsidiaries and their respective officers, directors and employees under the circumstances set forth in the tax matters agreement, as supplemented by the letter agreement, it could have a material adverse effect on Baxalta and the Company.

In this annual report, references to the “Later Distributions” includes the following transactions that may be undertaken by Baxter: (i) any debt-for-equity exchange (and related underwritten offering) with respect to Baxalta shares, (ii) any offer to exchange Baxter shares for Baxalta shares, (iii) a contribution of Baxalta shares to Baxter’s U.S. pension fund, and/or (iv) a dividend of Baxalta shares to Baxter’s stockholders, in each case, that are undertaken prior to the earlier of any Baxalta or Company stockholder vote with respect to the merger and that are intended to be part of a plan that includes the spin-off.

Certain Baxalta agreements may contain change of control provisions that may be triggered by the merger that, if not waived, could cause the combined company to lose the benefit of such agreement and incur liabilities or replacement costs, which could have a material adverse effect on the combined company

Baxalta and its affiliates are each party to various agreements with third parties, including certain license agreements, business development-related agreements, production and distribution related agreements, bonding/financing facilities, contracts for the performance of services material to the operations of Baxalta and/or its affiliates, IT contracts, technology licenses and employment agreements that may contain change of control provisions that could be triggered upon the closing of the merger. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. In the event that there is such a contract or arrangement requiring a consent or waiver in relation the merger, there can be no assurance that such consent will be obtained at all or on favorable terms. If such a waiver is not obtained from any such counterparty, the combined company could lose the benefit of the underlying agreement and incur liabilities or replacement costs, which could have an adverse effect on the combined company.

Sales of the Company’s ordinary shares and/or ADSs in anticipation of the merger, and resales of such shares following the consummation of the merger, may adversely affect the market price of the Company’s ordinary shares and/or ADSs prior to, and following, the merger

Certain Baxalta stockholders, such as index funds or funds with concentration, geographic or other limitations on their permitted investments, may be required to sell ordinary shares or ADSs of Shire that they receive in the merger. Other Baxalta stockholders may already hold ordinary shares or ADSs of Shire and those stockholders may decide not to hold the shares that they receive in the merger. Such sales of ordinary shares or ADSs could adversely affect the market price of the Company’s ordinary shares and/or ADSs.

Upon consummation of the merger, the Company expects that it will issue up to approximately 311 million ordinary shares, based on the number of shares of Baxalta common stock outstanding as of December 31, 2015, in the aggregate In addition, the per share merger consideration represents a premium of approximately 37.5% to the unaffected share price of Baxalta common stock on August 3, 2015, the day prior to the public announcement of the Company’s initial offer for Baxalta, based on the closing price of the Company’s ADSs on January 8, 2016, which may cause significant arbitrage activity by investors seeking to take advantage of the price differential. This risk of dilution coupled with the possibility of merger arbitrage activity could result in downward pressure on the Company’s ordinary shares and ADSs and encourage third parties to engage in short sales of the Company’s shares.

In addition, these factors could also make it more difficult for the combined company to raise funds through future offerings of ordinary shares and ADSs. The issuance of ordinary shares and ADSs in the merger and the sale of additional ordinary shares or ADSs that may become eligible for sale in the public market from time to time upon exercise of options or the vesting of restricted securities will further dilute the combined company’s ordinary shares and/or ADSs. Moreover, the increase in the number of ordinary shares or ADSs, or an increase in the number of such shares outstanding following a future issuance, sale or transfer of such ordinary shares or ADSs by the Company or the possibility of such an issue, sale or transfer may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, the Company’s ordinary shares or ADSs.

The market price of the Company’s ordinary shares and ADSs may be adversely affected by reports of third-party analysts published in connection with the consummation of the merger

The trading market for the Company’s ordinary shares and ADSs depends in part on the research and reports that third-party securities analysts publish about Shire and its industry. In connection with the consummation of the merger, one or more of these analysts could downgrade the Company’s ordinary shares and ADSs or issue other negative commentary about Shire or its industry, which could cause the market price of the Company’s ordinary shares and ADSs to decline.

The market price of the Company’s ordinary shares and ADSs may be affected by factors different from those affecting the market price for shares of the Company’s ordinary shares and ADSs prior to the merger

If the merger is consummated, the risks associated with the combined company may affect the results of operations of the combined company and the market price of the Company’s ordinary shares and ADSs following the merger differently than they could affect the results of operations of Shire and the market price of its securities while it is a separate company. Additionally, the results of operations of the combined company may be affected by additional or different factors than those that currently affect the results of operations of Shire, including, but not limited to: complexities associated with managing the larger, more complex, combined business; integrating personnel from the two companies while maintaining focus on providing products and services; and potential performance shortfalls resulting from the diversion of management’s attention caused by integrating the companies’ operations.

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as at December 31, 2015:

Location	Use	Approximate Square Footage	Owned or Leased
Dublin, Ireland	Office accommodation	34,000	Leased

Lexington, Massachusetts, US	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	922,000	Owned and Leased

Chesterbrook, Pennsylvania, US	Office accommodation	291,000	Leased

Exton, Pennsylvania, US	Office accommodation	149,000	Leased

Basingstoke, UK	Office accommodation	127,000	Owned

Florence, Kentucky, US	Warehousing and distribution facility	96,000	Leased

North Reading, Massachusetts, US	Warehousing facility	91,700	Leased

Zug, Switzerland	Office accommodation	57,400	Leased

Cambridge, Massachusetts, US	Manufacturing facility/Warehousing/Office	63,500	Leased

Sao Paulo, Brazil	Office accommodation and Laboratory	27,400	Leased

At December 31, 2015 all of the above sites were utilized by the Company with the exception of the Exton site, which is expected to be occupied in the first half of 2016. The Company owns or leases premises in a number of other locations in a number of countries around the world.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements listed under ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

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

	High £ per ordinary share	Low £ per ordinary share
Year to December 31, 2015
1st Quarter	56.85	44.87
2nd Quarter	56.80	50.95
3rd Quarter	57.30	44.31
4th Quarter	50.30	40.89

Year to December 31, 2014
1st Quarter	34.39	28.20
2nd Quarter	45.70	28.54
3rd Quarter	53.65	45.10
4th Quarter	54.55	37.18

The total number of record holders of ordinary shares of Shire on February 12, 2016 was 5,039. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares (“ADSs”) each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 12, 2016 the proportion of ordinary shares represented by ADRs was 19% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year to December 31, 2015
1st Quarter	253.64	205.66
2nd Quarter	260.15	226.90
3rd Quarter	268.08	197.88
4th Quarter	231.08	188.55

Year to December 31, 2014
1st Quarter	171.77	139.18
2nd Quarter	235.49	142.83
3rd Quarter	262.64	231.98
4th Quarter	262.71	170.49

The number of record holders of ADSs on February 12, 2016 was 2,161. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

A first interim dividend for the six months to June 30, 2015 of 4.21 US cents (2.69 pence) per ordinary share, equivalent to 12.63 US cents per ADS, was paid in October 2015. The Board has resolved to pay a second interim dividend of 22.16 US cents (15.32 pence) per ordinary share equivalent to 66.48 US cents per ADS for the six months to December 31, 2015.

A first interim dividend for the six months to June 30, 2014 of 3.83 US cents (2.24 pence) per ordinary share, equivalent to 11.49 US cents per ADS, was paid in October 2014. A second interim dividend for the six months to December 31, 2014 of 19.09 US cents (12.51 pence) per ordinary share equivalent to 57.27 US cents per ADS, was paid in April 2015.

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

Income Access Share Arrangements

Pursuant to the Scheme of Arrangement (the “Scheme”) that became effective on May 23, 2008 Shire plc became the holding company of the former holding company of the Shire group, Shire Biopharmaceuticals Holdings (“Old Shire”). As a result of the Scheme, Shire has put in place income access arrangements which enable Shire ordinary shareholders, other than Shire ADS holders, to choose whether they receive their dividends from Shire plc, a company tax resident in the Republic of Ireland, or from Old Shire, a Shire group company tax resident in the UK.

Old Shire has issued one income access share to the Income Access Trust (the “IAS Trust”) which is held by the trustee of the IAS Trust (the “Trustee”). The mechanics of the arrangements are as follows:

i)	If a dividend is announced or declared by Shire plc on its ordinary shares, an amount is paid by Old Shire by way of a dividend on the income access share to the Trustee, and such amount is paid by the Trustee to ordinary shareholders who have elected to receive dividends under these arrangements. The dividend which would otherwise be payable by Shire plc to its ordinary shareholders will be reduced by an amount equal to the amount paid to its ordinary shareholders by the Trustee.

ii)	If the dividend paid on the income access share and on-paid by the Trustee to ordinary shareholders is less than the total amount of the dividend announced or declared by Shire plc on its ordinary shares, Shire plc will be obliged to pay a dividend on the relevant ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

iii)	An ordinary shareholder is entitled to make an income access share election such that he/she will receive his/her dividends (which would otherwise be payable by Shire plc) under these arrangements from Old Shire. This can be done by submitting an IAS arrangement election form containing information on the participating shareholders as required by law.

The ADS Depositary has made an election on behalf of all holders of ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not, under current legislation, be subject to any UK or Irish withholding taxes. If a holder of ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he/she must withdraw his/her ordinary shares from the ADS program prior to the dividend record date set by the ADS Depositary and request delivery of the Shire plc ordinary shares. This will enable him/her to receive dividends from Shire plc.

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the Trustee for the benefit of all ordinary shareholders who make an income access share election in an amount equal to what would have been such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election. If any dividend paid on the income access share and or paid to the ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election, the dividend on the income access share will be allocated pro rata among the ordinary shareholders and Shire plc will pay the balance to these ordinary shareholders by way of dividend. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Shire will be able to suspend or terminate these arrangements at any time, in which case the full Shire plc dividend will be paid directly by Shire plc to those ordinary shareholders (including the ADS Depositary) who have made an income access share election. In such circumstances, there will be no grossing up by Shire plc in respect of, and

Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

In the year ended December 31, 2015 Old Shire paid dividends totalling $127.7 million (2014: $112.8 million; 2013: $91.1 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

Distributable Reserves

The payment of dividends by Shire plc is governed by Jersey law. Under Jersey law, Shire plc is entitled to fund payments of dividends from any source (other than a capital redemption reserve or nominal capital account). Prior to making any dividend payment, the Directors of Shire plc who authorize the payment of the dividend must make a solvency statement to the effect that Shire plc will be able to continue to carry on its business and discharge its liabilities as they fall due immediately after the payment is made and for the twelve month period following the making of the payment. Shire's future dividend policy will be dependent upon the amount of its net assets, its financial condition, the terms of its then-existing debt facilities and other relevant factors existing at the time.

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

ITEM 6: Selected financial data

The selected consolidated financial data presented below as at December 31, 2015 and 2014 and for the years to December 31, 2015, 2014 and 2013 were derived from the audited consolidated financial statements of the Company, included herein.

The selected consolidated financial data presented below as at December 31, 2013, 2012 and 2011 and for the years to December 31, 2012 and 2011 were derived from the audited consolidated financial statements of the Company, which are not included herein.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

Year to December 31,	2015		2014		2013		2012		2011
	$’M		$’M		$’M		$’M		$’M
Statements of Income:
Total revenues	6,416.7		6,022.1		4,934.3		4,527.4		4,158.1
Gain/(loss) on sale of product rights	14.7		88.2		15.9		18.1		(6.0)
Other operating expenses(1)	(5,011.9)		(4,412.3)		(3,216.7)		(3,500.3)		(3,016.3)

Operating income from continuing operations	1,419.5		1,698.0		1,733.5		1,045.2		1,135.8
Interest income	4.2		24.7		2.1		3.0		1.9
Interest expense	(41.6)		(30.8)		(38.1)		(38.2)		(39.1)
Other income/ (expenses), net	3.7		8.9		(3.9)		(2.2)		18.5
Receipt of break fee(2)	-		1,635.4		-		-		-

Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees	1,385.8		3,336.2		1,693.6		1,007.8		1,117.1
Income taxes	(46.1)		(56.1)		(277.9)		(203.1)		(236.9)
Equity in (losses)/ earnings of equity method investees, net of taxes	(2.2)		2.7		3.9		1.0		2.5

Income from continuing operations, net of tax	1,337.5		3,282.8		1,419.6		805.7		882.7
(Loss)/gain from discontinued operations, net of tax	(34.1)		122.7		(754.5)		(60.3)		(17.7)

Net income	1,303.4		3,405.5		665.1		745.4		865.0

Earnings per share – basic
Income from continuing operations	226.5	c	559.6	c	257.2	c	145.1	c	160.1	c
(Loss)/gain from discontinued operations	(5.8	c)	20.9	c	(136.7	c)	(10.9	c)	(3.2	c)

Earnings per ordinary share - basic	220.7	c	580.5	c	120.5	c	134.2	c	156.9	c

Earnings per share – diluted
Income from continuing operations	225.5	c	555.2	c	245.3	c	141.0	c	153.9	c
(Loss)/gain from discontinued operations	(5.8	c)	20.8	c	(127.8	c)	(10.1	c)	(3.0	c)

Earnings per ordinary share - diluted	219.7	c	576.0	c	117.5	c	130.9	c	150.9	c

(1)	The following significant items are included within Other operating expenses:

•	Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $nil, $12.5 million, $nil, $23.0 million and $nil in the years ended December 31, 2015, 2014, 2013, 2012 and 2011 respectively;

•	Impairment loss of $643.7 million in respect of SHP625 and SHP608 in-process research and development (“IPR&D”) intangible assets in the year to December 31, 2015; impairment loss of $190.3 million in respect of certain IPR&D intangible assets in the year to December 31, 2014; impairment loss of $7.1 million related to the goodwill allocated to the Company’s former Regenerative Medicine

(“RM”) reporting unit and impairment loss of $19.9 million in respect of RESOLOR IPR&D assets in the year to December 31, 2013; impairment loss of $197.9 million in respect of RESOLOR intangible assets (finite lived intangible assets ($126.7 million) and IPR&D assets ($71.2 million)) in the year to December 31, 2012 and impairment loss of $16.0 million in respect of RESOLOR IPR&D assets in the year to December 31, 2011;

•	Reorganization costs, relating to employee involuntary termination benefits and other reorganization costs, of $97.9 million, $180.9 million, $88.2 million, $nil, and $24.3 million in the years ended December 31, 2015, 2014, 2013, 2012 and 2011 respectively;

•	For the year to December 31, 2015 Shire recorded a net integration and acquisition costs of $39.8 million which principally comprises costs related to the acquisition and integration of NPS Pharma, Viropharma, Dyax and the proposed combination with Baxalta ($189.7 million), offset by a net credit relating to the change in the fair value of contingent consideration liabilities ($149.9 million). Integration and acquisition costs of $158.8 million in the year to December 31, 2014, primarily related to the acquisition and integration of ViroPharma and relating to the change in fair values of contingent consideration liabilities, a net credit to Integration and acquisition costs in the year to December 31, 2013 of $134.1 million primarily related to a reduction in the fair value of contingent consideration liabilities, and Integration and acquisition costs of $13.5 million and $0.1 million in the years ended December 31, 2012 and 2011 respectively;

(2)	Pursuant to the termination agreement with AbbVie, AbbVie paid the break fee in cash due under the cooperation agreement of approximately $1.635 billion on October 21, 2014.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

Weighted average number of
shares (millions):	2015		2014		2013		2012		2011
Basic	590.4		586.7		552.0		555.4		551.1
Diluted	593.1		591.3		590.3		593.5		595.4
Cash dividends declared and paid per ordinary share	23.300	c	20.760	c	17.600	c	15.320	c	13.330	c

December 31,
	2015	2014	2013	2012	2011
	$’M	$’M	$’M	$’M	$’M
Balance sheets:
Total current assets	2,255.5	5,183.1	4,288.3	3,212.1	2,208.2
Total assets	16,609.8	13,632.1	8,323.0	7,317.2	6,380.2
Total current liabilities	3,706.1	3,021.9	1,807.9	1,645.6	2,534.3
Long term obligations[1]	868.7	736.7	588.5	1,341.6	144.3
Total liabilities	6,780.7	4,969.2	2,957.0	3,508.0	3,195.2
Total equity	9,829.1	8,662.9	5,366.0	3,809.2	3,185.0

1.	Long term deferred tax liabilities are not included in the long term obligations balance.

For further information, see ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

ITEM 7: Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

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

Through deep understanding of patients’ needs, the Company is able to:

•	serve patients with high unmet needs in select, commercially attractive specialty TAs;

•	drive optimum performance of its marketed products – to serve patients today;

•	build its pipeline of innovative specialist treatments through both R&D and Corporate Development activities – to enable the Company to serve patients in the future.

Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Company revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within one reportable segment. The Company also earns royalties (where Shire has out-licensed products to third parties) which are recorded as royalty revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	95% (2014: 97%) of total revenues are derived from product sales; and

•	5% of total revenues are derived from royalties (2014: 3%).

The markets in which the Company conducts its business are intensely competitive and highly regulated.

The health-care industry is also experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•	increased discount liability due to the population of “baby boomers” covered under Medicare, specifically those beneficiaries receiving drug cost offset through the Medicare Part D Coverage Gap (the “Donut Hole”);

•	increasing challenges from third party payers for products to have demonstrable clinical benefit, with pricing and reimbursement approval becoming increasingly linked to a product’s clinical effectiveness and impact on overall costs of patient care;

•	increased R&D costs, because development programs are typically larger and take longer to get approval from regulators;

•	challenges to existing patents from generic manufacturers;

•	governments and healthcare systems favoring earlier entry of low cost generic drugs; and

•	higher marketing costs, due to increased competition for market share.

Shire’s strategy has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Shire’s current portfolio of approved products focuses on the following markets: HAE/LSD, Neuroscience, and GI and Internal Medicine. Shire has also established an Ophthalmics commercial unit in preparedness for the commercialization of Shire’s ophthalmic pipeline candidates. In addition, Shire has a number of marketed products for other TAs from which it generates product revenues or royalties from third parties. In 2015 Shire derived approximately 45% of product sales from rare disease products, 36% from Neuroscience products and 19% from GI and Internal Medicine products. Shire’s early stage research is primarily focused on rare diseases.

Shire has grown in part through acquisition which has brought therapeutic, geographic and pipeline growth and diversification. In 2015 Shire acquired NPS Pharma, Meritage Pharma and Foresight. On January 11, 2016, Shire announced that the boards of directors of Shire and Baxalta had reached an agreement under which Shire will combine with Baxalta. On January 22, 2016, Shire announced the closing of the acquisition of Dyax.

The acquisition of NPS Pharma added global rights to an innovative product portfolio with multiple growth catalysts, including GATTEX/REVESTIVE and NATPARA. The acquisition of Meritage Pharma provided global rights to OBS, a Phase 3 ready asset for the treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease. This enhances Shire’s late-stage pipeline and builds upon the Company’s rare disease and GI commercial infrastructure and expertise. With the acquisition of Foresight Shire acquired the global rights to FST-100 (topical ophthalmic drops combining 0.6% povidone iodine (PVP-I) and 0.1% dexamethasone), a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. This acquisition further strengthens Shire’s late-stage pipeline, has a clear strategic fit with lifitegrast, which is in late-stage development for treatment of dry eye disease, and further demonstrates Shire’s commitment to building a leadership position in ophthalmics.

The acquisition of Dyax and their lead pipeline product, DX-2930, alongside Dyax’s currently marketed product KALBITOR, expands and extends Shire’s industry-leading HAE portfolio (FIRAZYR and CINRYZE), advancing its leadership position in rare diseases and enhancing the Company’s growth profile.

The proposed combination with Baxalta will enable Shire to become a global leader in rare diseases.

In 2015 Shire derived 27% (2014: 30%) of product sales from outside of the US. Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	Launch of INTUNIV in the EU for children and adolescents and the submission of INTUNIV NDA in Japan.

•	Continued launch of REVESTIVE across Europe

•	Review of MAA for NATPAR in the EU.

R&D

In 2013 Shire combined the R&D organizations of its former divisions into a single One Shire R&D organization, focused around a prioritized portfolio of clinical development and research programs. Shire has focused its R&D efforts on five TAs: Neuroscience, GI/Metabolic Diseases, Renal/Fibrotic Diseases, Ophthalmic Diseases, and Diseases of the Complement Cascade. Shire concentrates its resources on obtaining regulatory approval for later-stage pipeline products within these therapeutic areas and focuses its early stage research activities in rare diseases.

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last five years. In this time several products have received regulatory approval including: in the US, FIRAZYR in 2011, VYVANSE for BED and NATPARA in 2015; in the EU, ELVANSE/TYVENSE for adults, INTUNIV for children and adolescents in 2015.

Shire’s management reviews direct costs for all R&D projects by development phase.

Shire’s R&D costs in 2015 and 2014 included expenditure on programs in all stages of development. The following table provides an analysis of the Company’s direct R&D spend categorized by development stage, based upon the development stage of each program as at December 31, 2015 and 2014:

Year to December 31,	2015	2014

	$'M	$'M
Early stage programs	177	170

Late stage programs	225	253

Currently marketed products	179	143

Total	581	566

In addition to the above, the Company recorded R&D employee costs of $303 million in 2015 (2014: $270 million) and other indirect R&D costs of $680 million (2014: $232 million), comprising depreciation and impairment charges.

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

In 2011 generic versions of the Company’s CARBATROL and REMINYL products respectively were launched, which led to lower sales of these branded products compared to the period before loss of exclusivity.

In 2014 and 2015 generic versions of the Company’s INTUNIV product was launched, which led to lower sales of Shire’s INTUNIV product compared to the period before loss of exclusivity.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE and LIALDA patents. For more detail of current patent litigation, see Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Corporate Development

Shire focuses its corporate development activity on the acquisition and in-licensing of businesses, products or compounds which offer a strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders.

Recent mergers or acquisitions

On January 22, 2016 Shire completed the acquisition of Dyax which has expanded and extended Shire’s industry-leading HAE portfolio by adding the currently approved product, KALBITOR, SHP643 (formerly DX-2930), a Phase 3 program for the treatment of HAE as well as a number of other programs at various early stages of development.

On January 11, 2016 Shire announced that the boards of directors of Shire and Baxalta had reached an agreement under which Shire will combine with Baxalta, creating the global leader in the rare diseases. Under the agreement Baxalta shareholders are to receive $18.00 in cash and 0.1482 Shire ADS per Baxalta share. Closing of the transaction is subject to approval by Baxalta and Shire shareholders, certain regulatory approvals, redelivery of tax opinions delivered at signing and other customary closing conditions. For further details, see “Risks Related to the Proposed Merger with Baxalta Incorporated” under Item 1A and “The January 2016 Facilities Agreement” under Item 7’s Liquidity and Capital Resources discussion.

In 2015, Shire acquired:

•	NPS Pharma which added global rights to an innovative product portfolio with multiple growth catalysts, including GATTEX/REVESTIVE with growing sales for the treatment of adults with SBS, a rare GI condition; and NATPARA/NATPAR, the only bioengineered hormone replacement therapy for use in the treatment of HPT, a rare endocrine disease;

•	Meritage Pharma which provided Shire with worldwide rights to Meritage Pharma’s Phase 3-ready compound OBS for the potential treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease; and

•	Foresight which added global rights to SHP640, a Phase 3 ready therapy for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye.

In 2014, Shire acquired:

•	ViroPharma which added a leading marketed product for the prophylactic treatment of HAE, CINRYZE, as well as a number of other marketed products and a pipeline of product candidates in the rare disease area;

•	Lumena which added global rights to two late stage pipeline assets: SHP625, in Phase 2 clinical development with potential orphan indications; and SHP626, in Phase 1b clinical development;

•	Fibrotech which added global rights to SHP627 in Phase 1b, a new class of oral drug with a novel mechanism of action which has the potential to address both the inflammatory and fibrotic components of disease processes. In addition Shire has acquired rights to Fibrotech’s library of novel molecules including SHP628, which is in pre-clinical development; and

•	BIKAM which added global rights to SHP630 in pre-clinical development, for the potential treatment of autosomal dominant retinitis pigmentosa (adRP).

In 2013, Shire acquired:

•	SARcode Biosciences Inc. (“SARcode”) which added SHP606 to the Shire portfolio (SHP606 is currently in registration for the treatment of DED).

•	Premacure which added SHP607 to the Shire portfolio (SHP607 is currently in Phase 3 for the prevention of ROP).

Collaboration and licensing activity

Shire has also entered into a number of collaboration and license agreements in recent years, including:

•	A worldwide licensing and collaboration agreement with ArmaGen in 2014 to develop and commercialize AGT-182, an investigational ERT for the potential treatment of both the central nervous system and somatic manifestations in patients with Hunter syndrome;

•	A collaboration and license agreement with Sangamo to develop ZFP Therapeutic clinical leads for Huntington's disease and a ZFP Therapeutic for one additional gene target; and

•	An agreement with Shionogi in 2012 to co-develop and co-commercialize VYVANSE and INTUNIV in Japan.

Organization and Structure

In 2013 the Company integrated its operations into a simplified One Shire organization in order to drive future growth and innovation. Shire now comprises a single operating and reportable segment. For further details see ITEM 15: Exhibits and Financial Statements Schedules and Note 23 “Segmental reporting” to the consolidated financial statements set forth in this Annual Report on Form 10-K. As part of the One Shire reorganization, the Company undertook a review of all of its pipeline programs and identified those projects that fit with the Company’s new strategic direction and have an acceptable likelihood of success. Following that review and overall streamlining of the R&D organization, several clinical and pre-clinical projects were discontinued which resulted in the elimination of a significant number of R&D roles and functional roles that support R&D in Basingstoke, and some positions were re-located.

In addition the Company also relocated its international commercial hub from Nyon, Switzerland to Zug, Switzerland.

In 2014 certain aspects of the One Shire program were temporarily put on hold due to AbbVie’s offer for Shire, which was terminated in October 2014. Subsequent to the termination of AbbVie’s offer, Shire announced on November 10, 2014 its plans to relocate over 500 positions to Lexington, Massachusetts from its Chesterbrook, Pennsylvania, site and establish Lexington as the Company’s US operational headquarters in continuation of the One Shire efficiency program. This relocation streamlines business globally through two principal locations, Massachusetts and Switzerland, with support from regional and country-based offices around the world.

For further details see ITEM 15: Exhibits and Financial Statements Schedules and Note 4 “Reorganization costs” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

On October 22, 2013 Shire discontinued the construction of its new manufacturing facility in San Diego. Subsequently on January 16, 2014, the Company sold and transferred certain of the assets relating to the manufacturing, marketing, sale and distribution of DERMAGRAFT to Organogenesis Inc. For further information, see ITEM 15: Exhibits and Financial Statement Schedules and Note 8, “Results of discontinued operations” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

Results of operations for the years to December 31, 2015 and 2014

Financial highlights for the year to December 31, 2015 are as follows:

•	Product sales excluding INTUNIV were up 10% (up 14% on a Non GAAP CER(1) basis), with growth driven by VYVANSE(2) (up 19% to $1,722 million), CINRYZE (up 23% to $618 million), LIALDA/MEZAVANT (up 8% to $684 million) and FIRAZYR (up 22% to $445 million). GATTEX/REVESTIVE and NATPARA acquired with NPS Pharma contributed 3 percentage points, or $166 million, of product sales growth.

Product sales growth in 2015 was held back, as expected, by 4 percentage points due to the foreign exchange headwinds from the strong US dollar, primarily affecting sales of ELAPRASE, REPLAGAL and VPRIV.

•	Total product sales were up 5% on 2014 (up 9% on a Non GAAP CER basis) to $6,100 million (2014: $5,830 million). Total product sales were held back by significantly lower INTUNIV sales (down 80% to $65 million) following the introduction of generic competition from December 2014.

•	Total revenues were up 7% to $6,417 million (2014: $6,022 million), due to our product sales growth and higher royalties and other revenues (up 65%), primarily $115 million of SENSIPAR royalties acquired with NPS Pharma.

•	Operating income in 2015 was down 16% to $1,420 million (2014: $1,698 million), as higher total revenues in 2015 were offset by higher operating costs as we advance our pipeline, invest behind current and anticipated product launches and include NPS Pharma operating costs for the first time. Operating income in 2015 was held back by higher IPR&D impairment charges ($644 million in 2015 relating to SHP625 and SHP608), and higher intangible asset amortization charges following the acquisition of NPS Pharma, which were in part offset by a net credit from changes in the fair value of contingent consideration liabilities ($150 million).

•	Diluted earnings per ordinary share from continuing operations decreased 62% to $2.20 (2014: $5.76) primarily as a result of comparison to strong diluted earnings per ordinary shares in 2014 which benefited from the $1,635 million break fee received following AbbVie’s terminated offer for Shire.

(1) The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the US on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2015 product sales and revenues restated using 2014 average foreign exchange rates to 2014 actual product sales and revenues. Average exchange rates for the year to December 31, 2015 were $1.53:£1.00 and $1.11:€1.00 (2014: $1.65:£1.00 and $1.33:€1.00).

(2) Lisdexamfetamine dimesylate (“LDX”) currently marketed as VYVANSE in the US and Canada, VENVANSE in Latin America and ELVANSE in certain territories in the EU for the treatment of ADHD and in the US for the treatment of moderate to severe BED.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2015	2014	Change
	$'M	$'M	%
Product sales	6,099.9	5,830.4	+5%
Royalties	300.5	160.8	+87%
Other revenues	16.3	30.9	-47%

Total	6,416.7	6,022.1	+7%

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales	Non-GAAP CER	US prescription	Exit market
	2015	2014	growth	growth[1]	growth[2]	share[2]
	$'M	$'M	%	%	%	%
Net product sales:

VYVANSE	1,722.2	1,449.0	+19	+21	+8	17
LIALDA/MEZAVANT	684.4	633.8	+8	+10	+10	36
CINRYZE	617.7	503.0	+23	+24	n/a3	n/a3
ELAPRASE	552.6	592.8	-7	+4	n/a3	n/a3
FIRAZYR	445.0	364.2	+22	+25	n/a3	n/a3
REPLAGAL	441.2	500.4	-12	+1	n/a4	n/a4
ADDERALL XR	362.8	383.2	-5	-4	+10	5
VPRIV	342.4	366.7	-7	+1	n/a3	n/a3
PENTASA	305.8	289.7	+6	+6	-7	12
FOSRENOL	177.6	183.0	-3	+4	-9	3
GATTEX/REVESTIVE	141.7	-	n/a	n/a	n/a 3	n/a 3
XAGRID	100.8	108.5	-7	+7	n/a 3	n/a 3
INTUNIV	65.1	327.2	-80	-79	-70	1
NATPARA	24.4	-	n/a	n/a	n/a 3	n/a 3
Other product sales	116.2	128.9	-10	-1	n/a	n/a

Total product sales	6,099.9	5,830.4	+5	+9

(1)	On a CER basis, which is a Non GAAP measure, computed by comparing 2015 product sales and revenues restated using 2014 average foreign exchange rates to 2014 actual product sales and revenues. Average exchange rates for the year to December 31, 2015 were $1.53:£1.00 and $1.11:€1.00 (2014:$1.65:£1.00 and $1.33:€1.00).
(2)	This information is an estimate derived from the use of information under license from the following IMS Health information service: IMS NPA weekly for the period January 17, 2014 to January 22, 2016. IMS expressly reserves all rights, including rights of copying, distribution and republication. Exit market share represents the average US market share in the month ended December 31, 2015.

(3)	IMS NPA Data not available.

(4)	Not sold in the US in the year to December 31, 2015.

VYVANSE – ADHD and BED

VYVANSE product sales grew strongly (up 19%) in 2015. Growth was driven by prescription growth in the US (up 8%), the benefit of price increases(1) and to a lesser extent the benefit of stocking in 2015 as compared to destocking in 2014 and growth from international markets. This growth was partially offset by higher sales deductions as a percentage of product sales in 2015 as compared to 2014.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – UC

The 8% growth in product sales for LIALDA/MEZAVANT in 2015 was primarily driven by higher prescription demand (up 10%) and, to a lesser extent, a price increase(1) taken at the beginning of 2015. The growth was partially offset by higher sales deductions as a percentage of sales in 2015 as compared to 2014 and, to a lesser extent, the impact of destocking in 2015 compared to stocking in 2014.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

CINRYZE – for the prophylactic treatment of HAE

CINRYZE sales were up 23% on 2014, primarily driven by strong growth in patients on therapy and, to a lesser extent, sales also benefited from a price increase(1) taken since 2014.

ELAPRASE – Hunter syndrome

ELAPRASE product sales were down 7% (up 4% on a Non GAAP CER basis) reflecting the negative impact of foreign exchange movements and to a lesser extent a lower average price due to pricing pressures and geographic mix. These negative factors were partially offset by higher volumes primarily due to an increase in the number of patients on therapy.

FIRAZYR – HAE

FIRAZYR product sales growth was up 22% compared to 2014, driven by a higher number of patients on therapy and, to a lesser extent, the effect of a price increase(1) in the US market.

REPLAGAL – Fabry disease

REPLAGAL sales were down 12% compared to 2014 (up 1% on a Non GAAP CER basis), as the benefit of more patients on therapy was more than offset by the negative impact of foreign exchange and to a lesser extent, pricing pressures.

ADDERALL XR – ADHD

ADDERALL XR product sales were down 5% in 2015, as growth in prescription demand (up 10%) was more than offset by higher sales deductions as a percentage of product sales in 2015 compared to 2014.

VPRIV – Gaucher disease

VPRIV product sales were down 7% (up 1% on a Non GAAP CER basis), as sales growth was negatively impacted by foreign exchange and the impact of new competition in the US market partially offset by higher utilization per patient.

PENTASA – UC

PENTASA product sales were up 6% as the benefit of price increases(1) was partially offset by higher sales deductions as a percentage of product sales and lower prescription demand in 2015 compared to 2014.

GATTEX –SBS

Shire acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and recorded sales of $142 million in 2015 (up 51% on a pro-forma basis(2)).

INTUNIV – ADHD

INTUNIV product sales were down 80% compared to 2014, reflecting the impact of generic competitors since December 2014.

NATPARA – Hypoparathyroidism

Shire made NATPARA available on April 1, 2015, after acquiring the product through its acquisition of NPS Pharma, and following a strong US launch, sales of $24 million were recorded in 2015.

(1) The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesalers customers.

(2) Sales prior to February 21, 2015 were recorded by NPS Pharma, prior to the acquisition by Shire.

Royalties

	Year to	Year to
	December 31,	December 31,
	2015	2014	Change
	$'M	$'M	%
SENSIPAR	114.5	-	n/a
3TC and ZEFFIX	49.1	33.9	45%
FOSRENOL	46.1	51.4	-10%
INTUNIV	27.8	22.0	26%
ADDERALL XR	26.0	28.9	-10%
Other	37.0	24.6	50%

Total	300.5	160.8	87%

Royalty income increased by 87% in 2015 due primarily to the inclusion of royalty income receivable from Amgen Inc. for SENSIPAR (following the acquisition of NPS Pharma by Shire).

Cost of product sales from continuing operations

Cost of product sales decreased to $969.0 million for the year to December 31, 2015 (16% of product sales), down from $979.3 million in the corresponding period in 2014 (17% of product sales). Cost of product sales as a percentage of product sales was one percentage point lower compared to the same period in 2014, as the impact of the inclusion of lower margin products acquired with NPS Pharma was more than offset by lower charges on the unwind of fair value adjustments on acquired inventories.

For the year to December 31, 2015 cost of product sales included depreciation of $46.1 million (2014: $57.1 million).

R&D from continuing operations

R&D expenditure increased to $1,564.0 million for the year to December 31, 2015 (26% of product sales), compared to $1,067.5 million in the corresponding period in 2014 (18% of product sales). R&D expenditure in 2015 includes impairment charges of $467 million relating to the SHP625 IPR&D intangible asset, due to a lower probability of regulatory approval following trial results and revised commercial potential, and $176.7 million relating to the SHP608 IPR&D intangible asset, following preclinical toxicity findings. R&D expenditure in 2014 includes impairment charges of $190.3 million, primarily relating to the SHP602 IPR&D intangible asset of $166.0 million, following the Phase 2 trial being placed on clinical hold and $22.0 million relating to the SHP613 IPR&D intangible asset, following the decision to discontinue further development based on portfolio prioritization as well as unexpected challenges and complexities with the development program. Also included in 2014 R&D expenditure is a payment of $12.5 million in respect of in-licensed and acquired products. Excluding these costs, R&D expenditure in the year to December 31, 2015 increased by 6% or by $56 million, due to the inclusion of NPS Pharma costs since February 2015 and increased investment in existing pipeline programs, partially offset by lower spend on certain programs in 2014 which was not repeated in 2015.

R&D expenditure in the year to December 31, 2015 included depreciation of $21.7 million (2014: $24.5 million).

SG&A from continuing operations

SG&A expenditure increased to $2,341.2 million for the year to December 31, 2015 from $2,025.8 million. SG&A expenditure as a proportion of product sales also increased by three percentage points to 38% of product sales for the year to December 31, 2015 compared with 35% of product sales in the corresponding period in 2014, due to the inclusion of NPS Pharma’s SG&A costs, higher amortization of intangible assets acquired with NPS Pharma and increased sales and marketing spend supporting the launch of VYVANSE for the treatment of BED and the anticipated launch of lifitegrast for the treatment of DED.

For the year to December 31, 2015 SG&A included depreciation of $70.7 million (2014: $81.9 million) and amortization of $498.7 million (2014: $243.8 million).

Gain on sale of product rights

For the year to December 31, 2015 Shire recorded a net gain on sale of product rights of $14.7 million (2014: $88.2 million) due primarily to the re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA. In 2014 Shire additionally recorded a net gain on sale of product rights following the divestment of CALCICHEW, VANCOCIN, ESTRACE and EXPUTEX.

Reorganization costs

For the year to December 31, 2015 Shire recorded reorganization costs of $97.9 million (2014: $180.9 million) primarily related to the relocation of roles from Chesterbrook to Lexington. 2014 also included costs relating to the One Shire reorganization, which included termination benefits and other reorganization costs.

Integration and acquisition costs

For the year to December 31, 2015 Shire recorded net integration and acquisition costs of $39.8 million, representing acquisition and integration costs of $189.7 million, primarily related to NPS Pharma, ViroPharma, Baxalta and Dyax. These costs were offset by a net credit of $149.9 million on the change in fair value of contingent consideration liabilities, primarily relating to SHP625 (acquired with Lumena) and SHP608 (acquired with Lotus Tissue Repair, Inc.).

In 2014 Shire recorded integration and acquisition costs of $158.8 million, comprising acquisition and integration costs of $144.1 million, primarily related to ViroPharma, and a $14.7 million charge relating to the change in fair values of contingent consideration.

Interest expense

For the year to December 31, 2015 Shire incurred interest expense of $41.6 million (2014: $30.8 million). Interest expense in 2015 principally relates to interest and financing costs incurred on facilities drawn down in respect of the acquisition of NPS Pharma.

Taxation from continuing operations

The effective tax rate on income from continuing operations was 3% (2014: 2%).

The effective rate of tax on income from continuing operations in 2015 is low primarily due to the deferred tax accounting for acquisitions in higher tax territories, including the amortization and impairments of acquired intangible assets and changes in the fair values of contingent consideration liabilities, which do not reduce the Company’s cash tax liability. In addition, the effective rate of tax on income from continuing operations is reduced by increased R&D credits, the effect of the finalization of various tax returns and changes in profit mix including the benefit in higher tax territories of significant reorganization and integration costs.

The effective rate of tax on income from continuing operations in 2014 includes the receipt of the break fee from AbbVie and recognition of a net credit to income taxes of $235 million, following the settlement of certain tax positions with the Canadian revenue authorities in 2014. The Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and did not recognize a tax charge in the income statement in 2014. The relevant tax return was submitted on September 23, 2015.

Discontinued operations

The loss from discontinued operations for the year to December 31, 2015 was $34.1 million net of tax (2014: gain of $122.7 million) primarily relating to a change in estimate for onerous lease provisions.

2014 included a tax credit of $211.3 million primarily driven by a tax benefit arising following a reorganization of the Regenerative Medicine business undertaken in Q4 2014, associated with the divestment of the DERMAGRAFT business in Q1 2014. The gain was partially offset by costs associated with the divestment of the DERMAGRAFT business, including a loss on re-measurement of contingent consideration receivable from Organogenesis to its fair value.

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

•	Total revenues were up 22% to $6,022 million (2013: $4,934 million), due to the Company’s strong product sales growth and higher royalties and other revenues (up 8%). The higher royalty income included $22 million of INTUNIV royalties following generic entry in December and other revenues included the receipt of a $13 million milestone relating to FOSRENOL.

•	Operating income from continuing operations in 2014 was down 2% to $1,698 million (2013: $1,734 million). Operating income from continuing operations includes $190 million of intangible asset impairment charges (2013: $20 million), integration and acquisition costs of $159 million (2013: a net credit of $134 million), One Shire reorganization costs of $181 million (2013: $88 million), and costs associated with AbbVie’s terminated offer for Shire of $96 million (2013: $nil). Excluding these items, operating income grew strongly in 2014, up 36%, due to higher total revenues (up 22%) and only a 9% increase in combined R&D and SG&A, demonstrating the Company’s focus on delivering efficient growth.

•	Diluted earnings per ordinary share from continuing operations increased 127% to $5.55 (2013: $2.45) primarily due to the receipt of a $1,635 million break fee in relation to AbbVie’s terminated offer for Shire and a lower effective tax rate of 2% (2013: 16%), which was partially offset by the lower operating income.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

Year to December 31,	2014	2013	Change
	$'M	$'M	%
Product sales	5,830.4	4,757.5	+23
Royalties	160.8	153.7	+5
Other revenues	30.9	23.1	+34

Total	6,022.1	4,934.3	+22

Product sales

	Year to	Year to
	December 31,	December 31,	Product sales	Non-GAAP CER	US prescription	Exit market
	2014	2013	growth	growth4	growth1	share1
	$'M	$'M	%	%	%	%

VYVANSE	1,449.0	1,227.8	18	+18	+4	16
LIALDA/MEZAVANT	633.8	528.9	20	+20	+25	33
ELAPRASE	592.8	545.6	9	+11	n/a2	n/a2
CINRYZE	503.0	-	n/a	n/a	n/a2	n/a2
REPLAGAL	500.4	467.9	7	+10	n/a3	n/a3
ADDERALL XR	383.2	375.4	2	3	+7	5
VPRIV	366.7	342.7	7	+8	n/a2	n/a2
FIRAZYR	364.2	234.8	55	+55	n/a2	n/a2
INTUNIV	327.2	334.9	-2	-2	-3	2
PENTASA	289.7	280.6	3	+3	-4	13
FOSRENOL	183.0	183.4	-	-1	-8	4
XAGRID	108.5	99.4	9	+6	n/a2	n/a2
Other product sales	128.9	136.1	-5	-4	n/a	n/a

Total product sales	5,830.4	4,757.5	+23

(1)	This information is an estimate derived from the use of information under license from the following IMS Health information service: IMS NPA weekly for the period January 17, 2014 to January 22, 2016. IMS expressly reserves all rights, including rights of copying, distribution and republication. Data provided by IMS. Exit market share represents the average US market share in the month ended December 31, 2014.

(2)	IMS NPA Data not available.

(3)	Not sold in the US in the year to December 31, 2014.

(4)	On a CER basis, which is a NON GAAP measure, computed by comparing 2014 product sales and revenues restated using 2013 average foreign exchange rates to 2013 actual product sales and revenues. Average exchange rates for the year to December 31, 2014 were $1.65:£1.00 and $1.33:€1.00 (2013: $1.56:£1.00 and $1.33:€1.00).

VYVANSE – ADHD

VYVANSE product sales grew strongly (up 18%) in 2014 primarily due to the benefit of price increases1 and to a lesser extent higher US prescription demand and growth in ex-US product sales. This growth was partially offset by a lower level of stocking in 2014 as compared to 2013.

Litigation proceedings regarding VYVANSE are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

LIALDA/MEZAVANT – UC

The 20% growth in product sales for LIALDA/MEZAVANT in 2014 was primarily driven by higher prescription demand (up 25%) and to a lesser extent a price increase1 taken at the beginning of 2014. The growth was partially offset by a lower level of stocking and higher sales deductions as a percentage of sales in 2014 as compared to 2013.

Litigation proceedings regarding LIALDA are ongoing. Further information about this litigation can be found in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

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

FIRAZYR – HAE

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

PENTASA – UC

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

2 2013 CINRYZE sales were recorded by ViroPharma, prior to the acquisition of ViroPharma by Shire.

Royalties

Year to December 31,	2014	2013	Change
	$'M	$'M	%
FOSRENOL	51.4	48.1	+7
3TC and ZEFFIX	33.9	46.7	-27
ADDERALL XR	28.9	27.6	+5
INTUNIV	22.0	-	n/a
Other	24.6	31.3	-21

Total	160.8	153.7	+5

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

Reorganization costs from continuing operations

For the year to December 31, 2014 Shire recorded reorganization costs of $180.9 million (2013: $88.2 million) comprising costs relating to the One Shire reorganization, which included involuntary termination benefits and other termination costs. Amounts recorded in 2014 also include certain costs associated with moving more than 500 positions from Chesterbrook to Lexington, effected over 2015 and 2016.

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

Receipt of Break Fee

On July 18, 2014, the Boards of AbbVie and Shire announced that they had agreed the terms of a recommended combination of Shire with AbbVie, subject to a number of conditions including approval by shareholders and regulators. On the same date Shire and AbbVie entered into a co-operation agreement in connection with the recommended combination. On October 16, 2014, the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of a US Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition.  Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The Company entered into a termination agreement with AbbVie, pursuant to which AbbVie paid the break fee due under the cooperation agreement of approximately $1,635.4 million. The Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and had not recognized a tax charge in the income statement in 2014. However, this has not been agreed with the tax authorities.

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

Financial condition at December 31, 2015 and 2014

Cash & cash equivalents

Cash and cash equivalents decreased by $ 2,846.9 million to $135.5 million at December 31, 2015 (December 31, 2014: $2,982.4 million), primarily due to the use of existing cash and cash equivalents to partially fund the acquisitions of NPS Pharma, Foresight and Meritage Pharma.

In the year to December 31, 2014 Cash and cash equivalents included the receipt of the $1,635 million break fee in relation to AbbVie’s terminated offer for Shire, the benefit of the $417 million repayment received from the Canadian revenue authorities and the net proceeds of $554.5 million from Shire’s line of credit and other borrowings. These inflows were offset by the cost of acquiring ViroPharma, Lumena and Fibrotech.

Accounts receivable, net

Accounts receivable, net increased by $166.1 million to $1,201.2 million at December 31, 2015 (December 31, 2014: $1,035.1 million), primarily due to the inclusion of NPS Pharma’s accounts receivable and an increase in revenue. Days sales outstanding slightly decreased to 42 days (December 31, 2014: 43 days).

Inventories

Inventories increased by $90.6 million to $635.4 million at December 31, 2015 (December 31, 2014: $544.8 million), primarily due to the inventories acquired as part of the acquisition of NPS Pharma and an increase in inventories of certain products following continued sales growth.

Goodwill

Goodwill increased by $ 1,672.9 million to $4,147.8 million at December 31, 2015 (December 31, 2014: $2,474.9 million), principally due to the acquisitions of NPS Pharma, Meritage Pharma and Foresight.

Other intangible assets, net

Other intangible assets increased by $ 4,238.9 million to $9,173.3 million at December 31, 2015 (December 31, 2014: $4,934.4 million), principally due to the intangible assets acquired with NPS Pharma, Meritage Pharma and Foresight, offset by IPR&D intangible asset impairment charges and intangible asset amortization.

Short term borrowings

Short term borrowings increased by $661.5 million to $1,511.5 million at December 31, 2015 (December 31, 2014: $850.0 million), reflecting the utilization of short term debt facilities to partially fund the acquisition of NPS Pharma and the recognition of secured non-recourse debt liabilities assumed as part of the NPS Pharma acquisition.

Other current liabilities

Other current liabilities decreased by $118.5 million to $144.0 million at December 31, 2015 (December 31, 2014: $262.5 million) principally due to the reduction in the fair value of contingent consideration payable associated with the SHP625 IPR&D intangible asset.

Non-current deferred tax liabilities

Non-current deferred tax liabilities increased by $995.3 million to $2,205.9 million at December 31, 2015 (December 31, 2014: $1,210.6 million) primarily due to deferred tax liabilities arising on intangible assets partially offset by deferred tax assets arising on tax attributes both acquired with NPS Pharma, Meritage Pharma and Foresight.

Other non-current liabilities

Other non-current liabilities increased by $62.1 million to $798.8 million at December 31, 2015 (December 31, 2014: $736.7 million) principally due to a change in estimate in respect of onerous lease liabilities and recognition of contingent consideration payable in respect of the Meritage Pharma acquisition, offset by a reduction in the fair value of contingent consideration payable associated with the SHP608 and SHP625 IPR&D intangible assets.

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

Shire’s balance sheet includes $135.5 million of cash and cash equivalents at December 31, 2015.

Shire has a revolving credit facility of $2,100 million which matures in 2020, $750 million of which was utilized as at December 31, 2015.

In connection with the acquisitions of NPS Pharma and Dyax, and the proposed combination with Baxalta, Shire entered into a number of facility agreements in the year to December 31, 2015 and subsequently in 2016. The details of these facility agreements are presented below. Shire also assumed non-recourse secured debt obligations as part of the NPS Pharma acquisition with a carrying value of $81.4 million as at December 31, 2015. See Note 15, “Borrowings, PART IV, ITEM 15,” to the consolidated financial statements set forth in this Annual Report on Form 10-K.

In addition Shire has access to certain short-term uncommitted lines of credit which it utilizes from time to time to provide short-term flexibility in cash management. At December 31, 2015, these lines of credit were not utilized.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2,100 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions, for which Abbey National Treasury Services PLC (trading as Santander Global Banking and Markets), Bank of America Merrill Lynch International Limited, Barclays Bank PLC, Citigroup Global Markets Limited, Lloyds Bank PLC, The Royal Bank of Scotland PLC and Sumitomo Mitsui Banking Corporation acted as mandated lead arrangers and bookrunners and DNB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Credit Suisse AG, London Branch, Deutsche Bank Luxembourg S.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley Bank International Limited acted as arrangers. Shire is an original borrower and original guarantor under the RCF. Shire has agreed to act as guarantor for any of its subsidiaries that become additional borrowers under the RCF. As at December 31, 2015 the Company utilized $750 million of the RCF.

The RCF, which terminates on December 12, 2020, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million US dollar and euro swingline facility operating as a sub-limit thereof.

Interest on any loans made under the RCF is payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders. The interest rate for the RCF is: LIBOR (or, in relation to any revolving loan in euro, EURIBOR); plus 0.30% per annum subject to change depending upon (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the RCF) in respect of the most recently completed financial year or financial half year and (ii) the occurrence and continuation of an event of default in respect of the financial covenants or the failure to provide a compliance certificate.

Shire shall also pay (i) a commitment fee equal to 35% of the applicable margin on available commitments under the RCF for the availability period applicable thereto and (ii) a utilization fee equal to (a) 0.10% per year of the aggregate of all outstanding loans up to an aggregate base currency amount equal to $700 million, (b) 0.15% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $700 million but is equal to or less than $1,400 million and (c) 0.30% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $1,400 million.

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month relevant period (each as defined in the RCF) must not, at any time, exceed 3.5:1 except that, following an acquisition fulfilling certain criteria, Shire may on a once only basis elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month relevant period (each as defined in the RCF) must not be less than 4.0:1.

The RCF restricts, subject to certain exceptions, Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes.

Events of default under the RCF include, subject to customary grace periods and materiality thresholds: (i) non-payment of any amounts due under the finance documents (as defined in the RCF), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the RCF to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the RCF repudiates such agreement or other finance document, among others.

The RCF is governed by English law.

Term Loan Facilities Agreement

January 2016 Facilities Agreement

On January 11, 2016, Shire (as original guarantor and original borrower), entered into, an $18.0 billion bridge facilities agreement with, among others, Barclays Bank PLC ("Barclays"), and Morgan Stanley Bank International Limited, acting as mandated lead arrangers and bookrunners (the “January 2016 Facilities Agreement”). The January 2016 Facilities Agreement comprises two credit facilities: (i) a $13.0 billion term loan facility which, subject to a one year extension option exercisable at Shire's option, matures on January 11, 2017 ("January 2016 Facility A") and (ii) a $5.0 billion revolving loan facility which, subject to a one year extension option exercisable at Shire's option, matures on January 11, 2017 ("January 2016 Facility B"). Shire has agreed to act as guarantor for any of its subsidiaries that become additional borrowers under the January 2016 Facilities Agreement. As of February 23, 2016, the January 2016 Facilities Agreement was undrawn.

January 2016 Facility A may be used to finance the cash consideration payable in respect of the proposed combination with Baxalta and certain costs related to the proposed combination. January 2016 Facility B may be used to finance the redemption of all or part of Baxalta’s senior notes upon completion of the proposed combination.

Interest on any loans made under the January 2016 Facilities Agreement will be payable on the last day of each interest period, which may be one week or one, two, three or six months, or as otherwise agreed with the lenders. The interest rate applicable to the January 2016 Facilities Agreement is LIBOR plus 1.25 percent per annum, increasing by: (i) 0.25 percent per annum on July 11, 2016 and on each subsequent date falling at three month intervals thereafter until (and excluding) April 11, 2017 and (ii) 0.50 percent per annum on April 11, 2017 and on each subsequent date falling at three month intervals thereafter.

Shire shall also pay a commitment fee on the available but unutilized commitments under the January 2016 Facilities Agreement for the availability period applicable to each facility. With effect from first utilization, the commitment fee rate will be 35 percent of the applicable margin. Before first utilization, the commitment fee rate shall be increased in stages from 10 percent to 35 percent of the applicable margin over the period to May 11, 2016.

The January 2016 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the January 2016 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following the combination with Baxalta, or any other acquisition fulfilling certain criteria, Shire may elect on a once only basis to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, and (ii) ratio of EBITDA to Net Interest, for the most recently ended 12-month relevant period (each as defined in the January 2016 Facilities Agreement) must not be less than 4.0:1.

The January 2016 Facilities Agreement restricts, subject to certain exceptions, Shire's ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes. In addition, in certain circumstances and subject to certain broad exceptions, the net cash proceeds of disposals and certain issues, loans, sales or offerings of debt securities by any member of Shire's group must be applied in cancellation of the available commitments under the January 2016 Facilities Agreement and, if applicable, mandatory prepayment of any loans made under the January 2016 Facilities Agreement.

Events of default under the January 2016 Facilities Agreement include, subject to customary grace periods and materiality thresholds: (i) non-payment of any amounts due under the finance documents (as defined in the January 2016 Facilities Agreement), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the January 2016 Facilities Agreement to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the January 2016 Facilities Agreement repudiates the January 2016 Facilities Agreement or any other finance document, among others.

The January 2016 Facilities Agreement is governed by English law.

November 2015 Facilities Agreement

On November 2, 2015, Shire (as original guarantor and original borrower) entered into a $5.6 billion facilities agreement with, among others, Morgan Stanley Bank International Limited and Deutsche Bank AG, London Branch acting as mandated lead arrangers and bookrunners (the “November 2015 Facilities Agreement”).  The November 2015 Facilities Agreement comprises three credit facilities: (i) a $1.0 billion term loan facility which, subject to a one year extension option exercisable at Shire’s option, matures on November 2, 2016 (“November 2015 Facility A”), (ii) a $2.2 billion amortizing term loan facility which matures on November 2, 2017 (“November 2015 Facility B”) and (iii) a $2.4 billion amortizing term loan facility which matures on November 2, 2018 (“November 2015 Facility C”) .

As of December 31, 2015, the November 2015 Facilities Agreement was undrawn. In January 2016 the November 2015 Facilities Agreement was utilized in full to finance the purchase price payable in respect of Shire’s acquisition of Dyax and certain costs related to the acquisition.

Interest on any loans made under the November 2015 Facilities Agreement is payable on the last day of each interest period, which may be one week or one, two, three or six months, or as otherwise agreed with the lenders.  The interest rate applicable is LIBOR plus, in the case of November 2015 Facility A, 0.55% per annum, in the case of November 2015 Facility B, 0.65% per annum and, in the case of November 2015 Facility C, 0.75% per annum, in each case until delivery of the first compliance certificate required to be delivered after the date of the November 2015 Facilities Agreement and is subject to change thereafter depending on (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the November 2015 Facilities Agreement) in respect of the most recently completed financial year or financial half year and (ii)  the occurrence and continuation of an event of default in respect of the financial covenants or failure to provide a compliance certificate.

The November 2015 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the November 2015 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following an acquisition fulfilling certain criteria, Shire may elect on a once only basis to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, and (ii) ratio of EBITDA to Net Interest in respect of the most recently ended 12 month relevant period, (each as defined in the November 2015 Facilities Agreement), must not be less than 4.0:1.

The November 2015 Facilities Agreement restricts, subject to certain exceptions, Shire's ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes.

Events of default under the November 2015 Facilities Agreement include, subject to customary grace periods and materiality thresholds: (i) non-payment of any amounts due under the finance documents (as defined in the November 2015 Facilities Agreement), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the November 2015 Facilities Agreement to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the November 2015 Facilities Agreement repudiates the November 2015 Facilities Agreement or any other finance document, among others.

The November 2015 Facilities Agreement is governed by English law.

January 2015 Facility Agreement

On January 11, 2015, Shire entered into an $850 million term facility agreement with, among others, Citigroup Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “January 2015 Facility Agreement”) with an original maturity date of January 10, 2016. The maturity date was subsequently extended to July 11, 2016 in line with the provisions within the January 2015 Facility Agreement allowing the maturity date to be extended twice, at Shire’s option, by six months on each occasion.

The January 2015 Facility Agreement was available to finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs). On September 28, 2015 the Company reduced the January 2015 Facility Agreement by $100 million. As at December 31, 2015 the January 2015 Facility Agreement was fully utilized in the amount of $750 million.  In January 2016 and at various points thereafter, the Company cancelled parts of the January 2015 Facility Agreement. On February 22, 2016, the Company repaid in full the remaining balance of $100 million.

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

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which provide flexibility to short-term cash management procedures. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As at December 31, 2015 these Credit lines were not utilized.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loans and milestone payments as they become due over the next twelve months.

Shire’s existing cash, the January 2016 Facilities Agreement and the RCF are sufficient to finance Shire’s proposed combination with Baxalta.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF, term loan facilities and through new borrowings (including issuances of debt securities) or the issuance of new equity if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash (excluding restricted cash), as at December 31, 2015 and 2014:

	2015	2014
December 31,	$’M	$’M

Cash and cash equivalents[1]	135.5	2,982.4
Long term borrowings	(69.9)	-
Short term borrowings	(1,511.5)	(850.0)
Other debt	(13.4)	(13.7)
Total debt	(1,594.8)	(863.7)
Net (debt)/cash[2]	(1,459.3)	2,118.7

(1)	Substantially all of the Company’s cash and cash equivalents are held by foreign subsidiaries (i.e, those subsidiaries incorporated outside of Jersey, Channel Islands, the jurisdiction of incorporation of Shire plc, Shire’s holding company). The amount of cash and cash equivalents held by foreign subsidiaries has not had, and is not expected to have, a material impact on the Company’s liquidity and capital resources.

(2)	Net (debt)/cash is a Non-GAAP measure. The Company believes that Net (debt)/cash is a useful measure as it indicates the level of net cash /borrowings after taking account the cash and cash equivalents that could be utilized to pay down the outstanding borrowings. See above for reconciliation to cash and cash equivalents.

Cash flow activity

Net cash provided by operating activities for the year to December 31, 2015 decreased by $1,891.4 million or 45% to $2,337.0 million (2014: $4,228.4 million). Net cash provided by operating activities in 2014 included the receipt of the $1,635 million break fee in relation to AbbVie’s terminated offer for Shire, and the benefit of the $417 million repayment received from the Canadian revenue authorities. Excluding these items net cash provided by operating activities in 2015 increased by $160.6 million as a result of higher cash receipts from gross product sales and royalties, which were partially offset by higher operating expense payments, including payments in relation to integration, reorganization activities and employee retention payments following AbbVie’s terminated offer for Shire.

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

Net cash used in investing activities was $5,619.9 million in the year to December 31, 2015, principally relating to the cash paid for the acquisition of NPS Pharma of $5,220 million (excluding cash acquired with NPS Pharma of $42 million) and for the acquisitions of Foresight ($299 million) and Meritage Pharma ($75 million).

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

Net cash provided by financing activities was $439.0 million for the year to December 31, 2015, principally due to the drawings, net of subsequent repayments, made under Shire’s various borrowing facilities to partially fund the NPS Pharma, Meritage Pharma and Foresight acquisitions. In addition the Company made dividend payments of $134.4 million.

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

Outstanding Letters of credit

At December 31, 2015, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $48 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Cash Requirements

At December 31, 2015 the Company’s cash requirements for short and long term liabilities reflected on the Balance Sheet and other contractual obligations were as follows:

	Payments due by period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	$’M	$’M	$’M	$’M	$’M
Long-term debt obligation	69.9	-	69.9	-	-
Short-term debt obligation	1,511.5	1,511.5	-	-	-
Operating leases obligation (i)	372.3	51.5	75.4	59.6	185.8
Purchase obligations (ii)	1,406.4	934.3	304.1	167.3	0.7
Other long term liabilities reflected on the Balance Sheet (iii)	624.8	-	416.9	191.5	16.4
Total	3,984.9	2,497.3	866.3	418.4	202.9

(i)	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021.

(ii)	Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment), including open purchase orders, that are enforceable and legally binding and that specify all significant terms. Shire expects to fund these commitments with cash flows from operating activities.

(iii)	Unrecognized tax benefits and associated interest and penalties of $201.2 million are included within payments due in one to three years.

In addition to the above contractual obligations, the Company is committed to make milestone payments (principally arising from the in-licensing or acquisition of products, assets and businesses), contingent upon the occurrence of future events (and therefore payment is not yet due). At December 31, 2015, the Company is contingently committed to pay up to approximately $0.8 billion (aggregate contractual amount) in respect of potential future research and development milestone payments and up to approximately $1.1 billion (aggregate contractual amount) in respect of commercial milestones as a result of prior business combinations and in-licensing agreements. Payments under these agreements are generally due and payable only upon achievement of certain development, regulatory and commercial milestones.

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

The accumulated foreign currency translation differences at December 31, 2015 of $156.4 million are reported within accumulated other comprehensive income in the consolidated balance sheet and foreign exchange losses for the year to December 31, 2015 of $26.5 million are reported in the consolidated statements of income.

At December 31, 2015, the Company had outstanding swap and forward foreign exchange contracts to manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. At December 31, 2015 the fair value of these contracts was a net liability of $9.6 million.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2015 there were three customers in the US that accounted for 47% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the US, specifically, Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”) the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries in the year to December 31, 2015, including receipts of $116.0 million and $100.0 million in respect of Spanish and Italian receivables, respectively. The Company’s exposure to Greece, both in terms of gross accounts receivable and annual revenues, is not material.

To date the Company has not incurred material losses on accounts receivable in the Relevant Countries, and continues to consider that such accounts receivable are recoverable. The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. If the financial condition of the Relevant Countries or other Eurozone countries suffer significant deterioration, such that their ability to make payments becomes uncertain, or if one or more Eurozone member countries withdraws from the Euro, additional allowances for doubtful accounts may be required, and losses may be incurred, in future periods. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. For further information, see ITEM 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

Critical accounting estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”) and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(i)	Valuation of intangible assets

In accordance with US GAAP the Company classifies intangible assets into three categories: (1) finite lived intangible assets, which are amortized over their estimated useful lives; (2) intangible assets with indefinite lives, which are not subject to amortization; and (3) goodwill.

At December 31, 2015 the carrying value of the Company’s finite lived intangible assets was $7,811.3 million (2014: $3,384 million; 2013: $1,361 million), the carrying value of the Company’s indefinite lived intangible assets was $1,362.0 million (2014: $1,550 million; 2013: $952 million), and the carrying value of the Company’s goodwill was $4,147.8 million (2014: $2,475 million; 2013: $625 million). The Company’s indefinite lived intangible assets relate solely to IPR&D assets acquired through business combinations.

a.	Initial valuation of intangible assets acquired through business combinations

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

Initial valuation of finite lived intangible assets

At December 31, 2015 the carrying value of the Company’s finite lived intangible assets was $7,811 million. In the year to December 31, 2015 the Company acquired finite lived intangible assets totaling $4,993 million, primarily relating to the intangible assets for currently marketed products and royalty right assets acquired with NPS Pharma.

The fair values of all finite lived identifiable intangible assets, for commercialized products, developed product technologies and royalty right assets, acquired through business combinations have been determined using an income approach on a project-by-project basis using the multi-period excess earnings method. The multi-period excess earnings method starts with a forecast of all expected future net cash flows which a market participant could have either generated or saved as a result of ownership of the intellectual property, customer relationships, product technologies and other intangible assets. These cash flows are then adjusted to present value by applying a market participant discount rate that reflects the risk factors that a market participant would associate with the cash flows (to the extent the underlying cash flows have not similarly been risk adjusted). Forecasting these future cash flows requires various assumptions to be made, including whether and to what extent future net cash flows are specific to Shire or could also be achieved by a market participant. These valuations are based on information that is known or reasonably knowable at the time of the acquisition of the identifiable intangible assets, and the expectations and assumptions that (i) have been deemed reasonable by the Company’s management and (ii) are based on information, expectations and assumptions that would be available to and made by a market participant. No assurance can be given, however, that the underlying assumptions or events associated with such valuations will occur as projected. For these reasons, among others, actual cash flows may differ from these forecasts and, dependent on the outcome of future events or circumstances, impairment losses (as outlined below) may result. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of finite lived intangible assets. However, as the valuation process for intangible assets involves a number of inter-related assumptions, the Company does not consider it meaningful to quantify the sensitivity of the valuation of intangible assets to changes in any individual assumption.

Initial valuation of indefinite lived intangible assets (IPR&D)

IPR&D represents the fair value assigned to incomplete technologies and development projects that the Company has acquired through business combinations which, at the time the business combination closed, had not reached technological feasibility or which had no alternative future use. At December 31, 2015 the carrying value of the

Company’s indefinite lived intangible assets (IPR&D) was $1,362 million. In the year to December 31, 2015 the Company acquired IPR&D assets totaling $475 million, primarily relating to the IPR&D assets acquired with Meritage Pharma and Foresight.

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

b.	Subsequent measurement of intangible assets

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

The Company has not recorded any impairment losses in respect of finite lived intangible assets in the year to December 31, 2015 and 2014. In 2013, as a result of the divestment of DERMAGRAFT to Organogenesis, the Company reclassified the DERMAGRAFT finite lived intangible asset (and other assets subject to disposal) as Assets held for sale and recorded an impairment charge of $636.9 million, measured at fair value less cost to sell, in the year to December 31, 2013.

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

After the identification of such events or circumstances, and the resultant impairment reviews, the Company recognized impairment losses of $643.7 million in the year to December 31, 2015, to write-down its SHP625 and SHP608 IPR&D assets to their fair value (See ITEM 15 of PART IV: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES and Note 12, “Other intangible assets, net” to the consolidated financial statements set forth in this Annual Report on Form 10-K for details). In 2014 and 2013 the Company recorded impairment losses of $190.3 million and $19.9 million respectively. These impairments were recorded in advance of the annual testing date. Factors leading to these impairments were disclosed in detail as part of 2014 Annual Report on Form 10-K. Dependent on future events or circumstances, the Company’s operating results could be materially and adversely affected by future impairment losses relating to its indefinite lived intangible assets.

Goodwill – estimation of impairment losses

The Company reviews goodwill for impairment at least annually, or more frequently if events or circumstances indicate the carrying amount of goodwill may not be recoverable.

The Company reviews goodwill for impairment by firstly assessing qualitative factors, including comparing the market capitalization of the Company to the carrying value of its assets, to determine whether events or circumstances exist which indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then the goodwill is considered recoverable and no further testing is performed. If, after assessing these qualitative factors, it is deemed more likely than not that the fair value of a reporting unit is less than its carrying value, a “two step” quantitative assessment is performed. This qualitative determination requires the use of judgment in concluding, based on the totality of events or circumstances, whether goodwill is considered recoverable or whether a further quantitative assessment is required to be performed.

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

In 2013 the Company identified circumstances which indicated that the carrying value of goodwill in the RM reporting unit may not have been recoverable, which triggered an impairment test in advance of the annual testing date. The results of the Company’s March 31, 2013 impairment test showed that the carrying amount of the RM reporting unit exceeded its fair value and the implied value of the goodwill was $nil. As a result the Company recorded an impairment charge of $198.9 million related to the goodwill allocated to the RM reporting unit of which $191.8 million was subsequently reclassified to be presented within discontinued operations.

The Company performed its annual goodwill impairment review as of October 1, 2015, which indicated, based on qualitative factors that the Company’s goodwill was recoverable and was not deemed to be at risk of impairment.

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

Aggregate accruals for Medicaid and MCO rebates at December 31, 2015 and 2014 were $982 million and $882 million, or 16% and 15%, respectively of net product sales. Historically, actual rebates have not varied significantly from the reserves provided.

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

Shire estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including:

(i)	past product returns activity;

(ii)	the duration of time taken for products to be returned;

(iii)	the estimated level of inventory in the distribution channel;

(iv)	product recalls and discontinuances;

(v)	the shelf life of products;

(vi)	the launch of new drugs or new formulations; and

(vii)	the loss of patent protection, exclusivity or new competition.

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

At December 31, 2015, 2014 and 2013, provisions for product returns were $128 million, $132 million, and $99 million or 2%, 2% and 2% respectively, of net product sales. Historically, actual returns have not varied significantly from the reserves provided.

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

Shire operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As Shire operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. Shire develops its cumulative probability assessment to measure uncertain tax positions using internal expertise, experience and judgment, together with assistance from professional advisors. Original estimates are refined as additional information becomes known. For example, in the year to December 31, 2015 the Company released certain provisions for uncertain tax positions totaling $36.2 million (2014: $221.1 million), primarily related to the conclusion of prior year audits in various territories. These releases were partially offset by the recognition of additional provisions for uncertain tax positions of $48.8 million (2014: $84.5 million) in relation to ongoing compliance management for current and prior years.

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

At December 31, 2015 the Company recognized a liability of $216.3 million for total unrecognized tax benefits (2014: $207.8 million) and had accrued $26.5 million (2014: $25.8 million) for the payment of interest and penalties. The Company is required in certain tax jurisdictions to make advance deposits to tax authorities on receipt of a tax assessment. These payments are either offset against the income tax liability or establish an income tax receivable but do not reduce the provision for unrecognized tax benefits.

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (“NOLs”) and tax credits from Research and Development principally in the Republic of Ireland, the US, Switzerland, Belgium, Germany and the UK. At December 31, 2015 the Company had gross deferred tax assets of $1,383.3 million (2014: $1,003.4 million), against which the Company had recorded valuation allowances of $416.1 million (2014: $324.7 million) and deferred tax liabilities of $3,052.1 million (2014: $1,432.5 million).

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

The Company has a number of lawsuits pending. The Company’s principal pending legal and other proceedings are disclosed in ITEM 3: Legal Proceedings and Note 17, “Commitments and Contingencies, Legal and other proceedings” to the consolidated financial statements set forth in this Annual Report on Form 10-K. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. These estimates are reviewed quarterly and changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense (or credit) in a future accounting period. At December 31, 2015 provisions for litigation losses, insurance claims and other disputes totaled $9.9 million (December 31, 2014: $16.9 million).

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

(v)	Contingent consideration receivable from divestments of products or businesses

The Company is eligible to receive contingent consideration from Organogenesis and Noven in relation to the divestment of the Company’s DERMAGRAFT business and DAYTRANA product, respectively. At December 31, 2015 the Company has contingent consideration assets of $13.8 million (2014: $15.9 million).

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

The fair value of the Company’s contingent consideration payable at December 31, 2015 was $475.9 million (December 31, 2014: $629.9 million).

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

At December 31, 2015 and 2014 the Company had no assets classified as held for sale. During 2013 the DERMAGRAFT asset group, the divestment of which occurred on January 16, 2014, was classified as held for sale. At the time of their classification as “held for sale,” the DERMAGRAFT assets were collectively measured at the lower of their carrying amount and fair value less costs to sell, and depreciation or amortization ceased. An impairment charge of $637.0 million was recorded in the fourth quarter of 2013 reflecting the adjustment of the DERMAGRAFT asset group’s carrying amount to its fair value less cost to sell.

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

For the year to December 31, 2015 the IAS Trust recorded income before tax of $127.7 million (2014: $112.8 million; 2013: $91.1 million). This income reflected dividends received on the Income Access Share.

At December 31, 2015 the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share (2015: $127.7 million, 2014: $112.8 million; 2013: $91.1 million), and distributions made on behalf of Shire to shareholders (2015: $127.7 million, 2014: $112.8 million; 2013: $91.1 million).

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

Interest rate risk

The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities (see Liquidity and Capital Resources for details of each of the Company’s facilities). Interest on each of these facilities is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to US dollar interest rates. At December 31, 2015 the Company had fully utilized the January 2015 Facility Agreement and utilized $750 million of the RCF. Other facilities were not utilized at December 31, 2015.

The Company regularly evaluates the interest rate risk on its facilities. At December 31, 2015 the Company considered the risks associated with floating interest rates on borrowings under its facilities as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the January 2015 Facility Agreement and the RCF at December 31, 2015 would increase interest expense by approximately $15 million per annum or would decrease the interest expense by approximately $7 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. This exposure is primarily limited to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2015 the average interest rate received on cash and liquid investments was less than 1% per annum. These cash and liquid investments were primarily invested in US dollar term deposits with banks and money market and liquidity funds.

No derivative instruments were entered into during the year to December 31, 2015 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk and may enter into derivative instruments to manage interest rate risk in the future.

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

At December 31, 2015 the Company had 39 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at December 31, 2015 the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $1.4 million, resulting in net derivative assets and derivative liabilities of $0.5 million and $10.1 million, respectively. Further details are included below.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarises the sensitivity of the Company’s reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound Sterling and Swiss Franc against the US Dollar, (assuming a hypothetical 10% strengthening of the US Dollar against each of the aforementioned currencies in the year to December 31, 2015):

	Increase/(reduction) in revenues	Increase/(reduction) in net income
	$M	$M
Euro	(71)	(45)
Pound Sterling	(17)	(9)
Swiss Franc	(3.1)	(2)

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

December 31, 2015	Principal Value of Amount Receivable	Weighted Average Exchange Rate	Fair Value
	$’M		$’M
Swap foreign exchange contracts
Receive USD/Pay EUR	270.4	1.08	(1.1)
Receive GBP/Pay USD	258.1	1.52	(8.3)
Receive USD/Pay JPY	21.4	0.01	(0.3)
Receive USD/Pay SEK	14.4	0.12	(0.3)
Receive USD/Pay MXN	11.6	0.06	0.3
Receive USD/Pay AUD	7.4	0.72	0.1

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2015 there were three customers in the US that accounted for 47% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the US, specifically, in the Relevant Countries the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries in the year to December 31, 2015, including receipts of $116.0 million and $100.0 million in respect of Spanish and Italian receivables, respectively. The Company’s exposure to Greece, both in terms of gross accounts receivable and annual revenues, is not material.

The Company’s aggregate accounts receivable, net of the allowance for doubtful accounts, in total from government-owned or government-supported healthcare providers in those territories in which the Company is experiencing the most significant delays, (i.e. in the “Relevant Countries”) are as follows:

	December 31, 2015 $’M	December 31, 2014 $’M

Total accounts receivable, net in the Relevant Countries	127	118

Total accounts receivable, net in the Relevant Countries as a percentage of total outstanding accounts receivable, net	11%	11%

Accounts receivable, net due from government-owned or government-supported healthcare providers for the Relevant Countries	106	77

Accounts receivable due from government-owned or government-supported healthcare providers in the Relevant Countries of $106 million (2014: $77 million) are split by country as follows: Greece $7 million (2014: $4 million); Italy $49 million (2014: $30 million); Portugal $9 million (2014: $11 million); Spain $33 million (2014: $15 million); and Argentina $8 million (2014: $17 million).

The Company continues to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries and in the year to December 31, 2015 received $294 million in settlement of accounts receivable in the Relevant Countries; $3 million was from Greece; $100 million from Italy; $13 million from Portugal; $116 million from Spain; and $62 million from Argentina.

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as at December 31, 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as at December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework issued in 2013 (the “2013 COSO Framework”). Based on its assessment, management believes that, as at December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

The Company has an integrated information system covering financial processes, production, logistics and quality management. Various upgrades and new implementations were made to the information system during the fourth quarter of 2015 and 2014. The Company reviewed each system change as it was implemented together with any internal controls affected. Alterations were made to affected controls at the time the system changes were implemented. Management believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors, executive officers and corporate governance

Directors of the Company

Name	Age	Position
Susan Kilsby	57	Non-Executive Chairman
Dr. Flemming Ornskov	58	Chief Executive Officer (“CEO”)
Jeffrey Poulton	48	Chief Financial Officer (“CFO” – appointed on April 29, 2015)
David Kappler[1]	68	Deputy Chairman and Senior Independent Non-Executive Director
Dominic Blakemore	46	Non-Executive Director
Olivier Bohuon	57	Non-Executive Director (appointed on July 1, 2015)
William Burns[1]	68	Non-Executive Director
Dr. Steven Gillis	62	Non-Executive Director
Dr. David Ginsburg	63	Non-Executive Director
Sara Mathew	60	Non-Executive Director (appointed on September 1, 2015)
Anne Minto	62	Non-Executive Director

Former Directors of the Company
Name	Age	Position
David Stout	61	Non-Executive Director (stepped down on April 28, 2015)

1 David Kappler will be stepping down as Deputy Chairman and Senior Independent Director of the Board of Directors. William Burns, Non-Executive Director and member of the Remuneration, Nomination and Science & Technology Committees, will be appointed Senior Independent Director. Both of these changes will be effective upon the conclusion of the Annual General Meeting (“AGM”) to be held on April 28, 2016.

Executive Officers of the Company

Name	Age	Position
Dr. Flemming Ornskov	58	CEO
Jeffrey Poulton	48	CFO (appointed as Interim CFO and joined the Executive Committee on January 1, 2015, and appointed as CFO on April 29, 2015)
Mark Enyedy	52	Head of Corporate Development
Ginger Gregory	48	Chief Human Resources Officer
William Mordan	46	General Counsel and Company Secretary (appointed and joined the Executive Committee on October 1, 2015)
Dr. Philip Vickers	56	Head of Research and Development

For the purposes of the NASDAQ corporate governance rules, the independent directors are Dominic Blakemore, Olivier Bohuon, William Burns, Dr. Steven Gillis, Dr. David Ginsburg, David Kappler, Susan Kilsby, Sara Mathew and Anne Minto. There is no family relationship between or among any of the directors or executive officers.

Non-Executive Directors are appointed by the Board ordinarily for a term of two years, subject to reappointment by the Board. In addition, in accordance with the UK Corporate Governance Code issued by the UK Financial Reporting Council in September 2014 (the “UK Governance Code”), the Company’s Directors, including Non-Executive Directors, are subject to annual re-election by shareholders.

The current terms of the Non-Executive Directors are as set out below:

Name	Date of Term Expiration
Susan Kilsby	April 28, 2016
David Kappler	End of the AGM to be held in 2016
Dominic Blakemore	December 31, 2017
Olivier Bohuon	June 30, 2017
William Burns	March 14, 2016
Dr. Steven Gillis	September 30, 2016
Dr. David Ginsburg	June 15, 2016
Sara Mathew	August 31, 2017
Anne Minto	June 15, 2016

Executive Directors are appointed pursuant to service agreements, which are not limited in term.

Susan Kilsby

Non-Executive Chairman

Ms. Kilsby was appointed to the Board on September 1, 2011, and was appointed Chairman on April 29, 2014. She is also a member of the Nomination Committee. Ms. Kilsby currently holds Non-Executive Directorships at Keurig Green Mountain, Inc., BBA Aviation plc and Fortune Brands Home & Security, Inc. She brings to her role extensive M&A and finance experience having enjoyed a distinguished global career in investment banking. She held senior positions with The First Boston Corporation, Bankers Trust, Barclays de Zoete Wedd and most recently Credit Suisse where she was Chairman of the EMEA Mergers & Acquisitions team until 2009 and a part-time senior advisor until 2014. Ms. Kilsby is also a former Director of L’Occitane International S.A. and Coca-Cola HBC AG. She holds a BA in Economics and a MBA.

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

Jeffrey Poulton

Chief Financial Officer

Mr. Poulton was appointed to the Board on April 29, 2015, and brings to his role his financial, commercial and strategic acumen. Since joining Shire in 2003 Mr. Poulton has held leadership positions in finance supporting the Neuroscience, Gastrointestinal and Rare Diseases business units as well as the positions of Interim Chief Financial Officer and Head of Investor Relations.  In addition, Mr. Poulton oversaw the operations of the Rare Diseases business unit in North America, Latin America and Asia Pacific, as well as leading the integration of the legacy-Viropharma rare disease products into the Shire portfolio. Prior to joining Shire, Mr. Poulton spent time at Cinergy Corp. and PPG Industries in a variety of corporate finance and business development roles, in addition to serving as a commissioned officer in the U.S. Navy. He received a Bachelor of Arts in Economics from Duke University and a Master of Business Administration in Finance from the Kelly School of Business at Indiana University.

David Kappler

Deputy Chairman and Senior Independent Non-Executive Director

Mr. Kappler was appointed to the Board on April 5, 2004, and was later appointed as Senior Independent Non-Executive Director in July 2007 and as Deputy Chairman in June 2008. On February 10, 2016, Shire announced that Mr. Kappler will step down as Deputy Chairman and Senior Independent Director of the Board of Directors, effective upon the conclusion of the AGM to be held on April 28, 2016. He is also Chairman of the Nomination Committee and a member of the Audit, Compliance & Risk Committee. Mr. Kappler brings to the Board his extensive knowledge and experience in financial reporting, risk management and internal financial controls. He holds the position of Non-Executive Director at Flybe Group plc, served on the Board of InterContinental Hotels Group plc until 2014, was Chairman of Premier Foods plc until 2010 and held directorships at Camelot Group plc and HMV Group plc. He retired from Cadbury Schweppes plc in 2004 after serving as Chief Financial Officer since 1995. Mr. Kappler worked for the Cadbury Schweppes Group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of the Trebor Group, where he was Financial Director. Mr. Kappler is a Fellow of the Chartered Institute of Management Accountants.

Dominic Blakemore

Non-Executive Director

Mr. Blakemore was appointed to the Board on January 1, 2014, and is Chairman of the Audit, Compliance & Risk Committee. Mr. Blakemore brings to the Board strategic and financial experience as Group Chief Operating Officer, Europe at Compass Group PLC having previously served as Chief Financial Officer. He has also held the positions of Chief Financial Officer at Iglo Foods Group and European Finance & Strategy Director, Corporate Finance Director, and Group Financial Controller at Cadbury plc. Earlier in his career he worked at PricewaterhouseCoopers where he advised pharmaceutical sector clients.

Olivier Bohuon

Non-Executive Director

Mr. Bohuon was appointed to the Board on July 1, 2015, and is a member of the Science & Technology Committee. He brings to the Board his extensive international business and leadership experience gained through roles held in pharmaceutical and healthcare companies across Europe, the Middle East and the US. Mr. Bohuon currently holds the positions of Chief Executive Officer at Smith & Nephew plc and Non-Executive Director at Virbac SA, having previously served as Chief Executive Officer and President of Pierre Fabre Group and as President of Abbott Pharmaceuticals; a division of US-based Abbott Laboratories. He has also held diverse commercial leadership positions at GlaxoSmithKline and its predecessor companies in France. Mr. Bohuon has an MBA from HEC Paris School of Management and a doctorate in Pharmacy from the University of Paris.

William Burns

Non-Executive Director

Mr. Burns was appointed to the Board on March 15, 2010, and is a member of the Nomination Committee, the Remuneration Committee and the Science & Technology Committee. On February 10, 2016, Shire announced that Mr. Burns, will be appointed Senior Independent Director, effective upon the conclusion of the AGM to be held on April 28, 2016. Mr. Burns brings to the Board extensive international R&D, commercial, business development and operational experience in the pharmaceutical sector. He is Chairman of Biotie Therapies Corp., Vice Chairman of Vestergaard Frandsen and holds the position of Non-Executive Director at Mesoblast Limited. In addition, he holds positions at Wellcome Trust, the Institute of Cancer Research and the University of Cologne/Bonn Center for Integrated Oncology. Mr. Burns worked for Roche from 1986 until 2009; most recently holding the position of CEO of their pharmaceuticals division and serving as a member of the Roche Group Corporate Executive Committee. He holds a BA (Hons) in Business Economics from the University of Strathclyde.

Dr. Steven Gillis

Non-Executive Director

Dr. Gillis was appointed to the Board on October 1, 2012 and is a member of the Audit, Compliance & Risk Committee, the Remuneration Committee and the Science & Technology Committee. Dr. Gillis brings to the Board his extensive technical and scientific knowledge and commercial experience. He is currently a Managing Director at ARCH Venture Partners; a provider of venture capital for technology firms.  He is also Chairman of VBI Vaccines Inc. and Non-Executive Director of Pulmatrix, Inc. Dr. Gillis was a founder and director of Corixa Corporation, acquired by GlaxoSmithKline in 2005, and before that a founder and director of Immunex Corporation.

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

Dr. David Ginsburg

Non-Executive Director

Dr. Ginsburg was appointed to the Board on June 16, 2010, is Chairman of the Science & Technology Committee and is a member of the Nomination Committee. Dr. Ginsburg brings to the Board his clinical medical experience in internal medicine, hematology-oncology, and medical genetics, as well as his extensive basic biomedical laboratory research expertise. He currently holds the positions of James V. Neel Distinguished University Professor of Internal Medicine, Human Genetics and Pediatrics at the University of Michigan and Howard Hughes Medical Institute Investigator. Dr. Ginsburg obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School. He is the recipient of numerous honours and awards, including election to membership at the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences.

Sara Mathew

Non-Executive Director

Ms. Mathew was appointed to the Board on September 1, 2015, and is a member of the Audit, Compliance & Risk Committee and the Remuneration Committee. Ms. Mathew brings to the Board her financial, strategic and technological experience having held various corporate leadership roles. She currently holds the position of Non-Executive Director at Avon Products, Inc., Campbell Soup Company and Freddie Mac and is an International Advisory Council Member at Zurich Financial Services Group. Until 2013 Ms. Mathew served as Chairman, President and Chief Executive Officer of Dun & Bradstreet, Inc. having spent 12 years at the company. Prior to this, Ms. Mathew worked for 18 years at Procter & Gamble where she held a variety of global finance and management positions including Vice President, Finance, Australia, Asia and India. Ms. Mathew received her MBA from Xavier University, her Accounting degree from the Institute of Cost & Works Accountants and her Bachelor’s degree in Physics, Mathematics and Chemistry from the University of Madras.

Anne Minto OBE

Non-Executive Director

Ms. Minto was appointed to the Board on June 16, 2010. She is Chairman of the Remuneration Committee and a member of the Nomination Committee. Ms. Minto brings to the Board her extensive legal, commercial and remuneration experience. She holds Non-Executive Directorships at Tate & Lyle PLC, ExlService Holdings, Inc. and the University of Aberdeen Court and is Vice Chairman and Trustee of the University of Aberdeen Development Trust. Ms. Minto held the position of Group Director, Human Resources at Centrica plc from 2002 to 2011 and was a member of the Centrica Executive Committee.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. She is also a former Director of Northumbrian Water plc and SITA UK. Ms. Minto holds a Law degree, a postgraduate diploma in Human Resources and is a qualified lawyer. She is also a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland.

David Stout

Former Non-Executive Director

Mr. Stout was a member of the Board from October 31, 2009, until April 28, 2015. He also served as a member of the Audit, Compliance & Risk Committee and the Remuneration Committee. Whilst a Non-Executive Director at Shire Mr. Stout held directorships at Jabil Circuit, Inc. and Airgas, Inc. He brought to the Board extensive international sales, marketing, operational and supply chain experience gained in the pharmaceutical sector. Mr. Stout was President, Pharmaceutical Operations at GlaxoSmithKline, where he was responsible for the company’s global pharmaceutical operations from 2003 to 2008.  Prior to that he was President of GlaxoSmithKline’s US pharmaceuticals business and before that SmithKline Beecham’s North-American pharmaceuticals business. Before joining SmithKline Beecham, Mr. Stout worked for many years at Schering-Plough. He is also a former Director of Allos Therapeutics, Inc. Mr. Stout holds a BA in Biology.

Shire Executive Committee

Mark Enyedy

Head of Corporate Development

Mr. Enyedy has been with Shire since 2013. He is Head of Corporate Development and held the additional positions of General Counsel and Company Secretary on an interim basis during 2015. Mr. Enyedy is also a member of Shire’s Executive Committee. He previously served as Shire’s Internal Medicine Business Unit Head from August 2013 until April 2014. Prior to joining Shire Mr. Enyedy was Chief Executive Officer at Proteostasis Therapeutics, Inc. Mr. Enyedy also held positions with Genzyme Corporation and practiced law at the firm Palmer & Dodge.

Ginger Gregory

Chief Human Resources Officer

Ms. Gregory joined Shire in 2014. Ms. Gregory is Chief Human Resources Officer and a member of Shire’s Executive Committee. Ms. Gregory was previously Head of Human Resources at Dunkin’ Brands Group, Inc. prior to which she held various roles at Bristol-Myers Squibb Company, Novo Nordisk A/S and Novartis AG.

William Mordan

General Counsel and Company Secretary

Mr. Mordan joined Shire in 2015 as General Counsel and Company Secretary. He is also a member of Shire’s Executive Committee. Mr. Mordan was previously General Counsel and Company Secretary at Reckitt Benckiser Group plc. Prior to that he held various roles at Procter & Gamble in the US, Mexico and Brazil. During his career he also served as a clerk in the US Court of Appeals for the Sixth Circuit.

Dr. Philip Vickers

Head of Research and Development

Dr. Vickers has been with Shire since 2010. Dr. Vickers is Head of Research and Development and a member of Shire’s Executive Committee. Dr. Vickers previously led Research and Development within Shire’s Rare Diseases Business Unit from October 2010 until September 2013. Prior to that Dr. Vickers was Chief Scientific Officer and President at Resolvyx Pharmaceuticals, Inc., before which he worked for Boehringer Ingelheim Pharmaceuticals, Inc. Dr. Vickers also held positions at Pfizer, Inc. and Merck & Co., Inc.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as at December 31, 2015, were Mr. Blakemore, Dr. Gillis, Mr. Kappler and Ms. Mathew.

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

NASDAQ Corporate Governance Exemption

As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows the laws of Jersey and the UK Governance Code, its “home country” corporate governance practices, in lieu of the provisions of the NASDAQ Stock Market’s Marketplace Rule 5600 series that apply to the constitution of a quorum for any meeting of shareholders. The NASDAQ Stock Market’s rules provide for a quorum of no less than 33⅓% of Shire’s outstanding shares. However, Shire’s Articles of Association provide that a quorum has been established when two members are present in person or by proxy and entitled to vote except where the rights attached to any existing class of shares are proposed to be varied, and then the quorum shall be two persons entitled to vote and holding or representing by proxy not less than one-third in nominal value of the issued shares of the class.

ITEM 11: Executive compensation

In respect of the financial year to December 31, 2015, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $19.63 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.0 million. During 2015, members of the group were granted awards over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 28 to the Company’s consolidated financial statements contained in ITEM 15: Exhibits and financial statements schedules of this Annual Report on Form 10-K.

The Company provides information on the individual compensation of its directors in the Directors’ Remuneration Report included within its Annual Report filed with the United Kingdom Listing Authority (“UKLA”). As the Directors’ Remuneration Report is made publicly available, it is reproduced in full below. As at the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to approval by Shire plc’s shareholders at the Company’s AGM. The Directors’ Remuneration Report contains financial measures not calculated and presented in accordance with US GAAP. The measures are identified by use of the descriptive term “Non-GAAP”. The most directly comparable measures calculated and presented in accordance with US GAAP, and reconciliation to such measures, are provided on page 120.

Directors’ Remuneration Report

Table of contents to the Directors’ Remuneration Report

This report has been prepared in compliance with Schedule 8 of the Large and Medium sized Companies and Groups (Accounts and Reports) Regulations 2008 (as amended by the 2013 Regulations) (the “Schedule 8 Regulations”), as well as the Companies Act 2006 and other related regulations. This report is set out in the following key sections:

Part 1 - Annual Statement
a) Remuneration Committee Chairman’s Statement
b) The Company's remuneration at a glance

Part 2 - Annual Report on Remuneration
a) Implementation of Directors’ Remuneration Policy in 2016
b) 2015 single total figure of remuneration for Executive Directors (subject to audit)
c) 2015 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)
d) Scheme interests awarded during 2015 (subject to audit)
e) Payments to past Directors (subject to audit) and payments for Loss of Office (subject to audit)
f) Directors’ shareholdings and scheme interests (subject to audit)
g) TSR performance graph and CEO pay
h) Percentage change in CEO remuneration
i) Relative importance of spend on pay
j) Remuneration Committee

Appendix - Directors’ Remuneration Policy – key elements
a) Executive Director remuneration policy
b) Chairman and Non-Executive Director remuneration policy
c) Recruitment remuneration policy
d) Service contracts and termination arrangements
e) Shareholder engagement
f) Remuneration of other employees

The Annual Report on Remuneration (Part 2) will be put to an advisory shareholder vote at the 2016 Annual General Meeting (“AGM”). The Directors’ Remuneration Policy (the “Policy”) was approved by shareholders at the 2015 AGM (April 28, 2015) and is intended to be effective for a period of three years. The key parts of the Directors’ Remuneration Policy are provided as an Appendix for completeness. The complete Policy as approved by shareholders can be found within the 2014 Directors’ Remuneration Report available on the Company’s website.

Part 1 - Annual Statement

a) Remuneration Committee Chairman’s Statement

Dear Shareholder

On behalf of the Board, I am pleased to present the Remuneration Committee’s report for the financial year ending December 31, 2015.

Following another year of significant growth and continued change for Shire, I would like to take this opportunity to provide you with an overview of the Committee’s major decisions taken during 2015, together with the context in which these decisions were taken.

We were delighted to receive a high level of shareholder support for the Executive Director’s Remuneration Policy (the Policy) at the 2015 AGM, with 94% of shareholders voting in support of the Company’s Policy. We remain confident that for 2016, the Policy remains appropriate for the business and there are therefore no proposed changes for this year.

To help shareholders understand the Company’s remuneration structure and its link to the Company’s strategy and performance, we have set out the Company’s “remuneration at a glance” on the coming pages. This is followed by the Annual Report on Remuneration which gives details of how the approved Policy was implemented in 2015 and is proposed to be applied in 2016. For completeness, the key parts of the Company’s approved Directors’ Remuneration Policy are provided as an appendix to this report.

Context of the Committee’s decisions

It was another year of very good performance for the business in 2015 as the Company forged ahead in executing its strategy to be the leading global biotech company focused on rare diseases and other specialty pharmaceutical areas. Highlights included the acquisitions of NPS, Meritage and Dyax (in early 2016) and the approval of Natpara as well as the further development of the Company’s rare diseases therapeutics pipeline. The Company’s underlying business continued to perform well.

A number of new appointments were made to the Company’s leadership team at the executive management level: Jeff Poulton (Chief Financial Officer and Board member), Bill Mordan (General Counsel and Corporate Secretary) and Jeff Rosenbaum (Chief Compliance and Risk Officer). In addition, Sara Mathew and Olivier Bohuon were appointed to the Board as Non-Executive Directors. The Company’s new appointments bring a wealth of experience which will be valuable in helping the business to continue to deliver against its ambitious targets.

The Company again recorded strong financial performance in 2015 against its key performance metrics. Highlights include:

•	Net Product Sales increased to $6,100 million (2014: $5,830 million)

•	Non GAAP EBITDA[1] increased to $2,924 million (2014: $2,756 million)

•	Non GAAP Adjusted ROIC[1] of 10.3% (2014: 14.7%). As expected, this represents a lower return due to a significant increase in the invested capital in the business primarily due to the acquisition of NPS Pharmaceuticals in Q1 2015

1 This is a Non GAAP financial measure. For reconciliation to US GAAP please see page 120.

CEO salary increase

The Committee considered a number of key issues during the year, the most significant of which was to award a 25% salary increase to the CEO, Dr. Flemming Ornskov (from $1,350,000 to $1,688,000) effective from July 1, 2015. The increase is within the parameters of the approved Remuneration Policy. Dr. Ornskov’s salary will be frozen at this level for three years and he will not be eligible for a further salary increase until July 1, 2018 (including in the event that the Baxalta deal is successfully completed).

I engaged with the Company’s largest shareholders in January 2016 prior to the publication of this report to inform them of the decision and to explain the rationale. Under normal circumstances, I would have liked to discuss the decision with the Company’s shareholders at the time of the increase. However, this was not possible owing to the ongoing negotiations with Baxalta on the proposed combination. Furthermore, the Committee did not feel that it was appropriate to delay the increase in light of Dr. Ornskov’s criticality to the business in continuing to deliver the Company’s long-term strategy, the positioning of his package compared to Shire’s peer groups, and his performance and development in role since his appointment. Further details on the Committee’s rationale for awarding Dr. Ornskov this increase are as follows:

•	Motivating and retaining talent: The Remuneration Committee was acutely aware in the run up to the summer of 2015 that the CEO's remuneration was positioned behind his peers and that there was an immediate requirement to take action to ensure the CEO's retention given his attractiveness as a potential recruitment target. In this context the Remuneration Committee determined it was appropriate to make the salary increase in July 2015 despite the uncertainty surrounding the outcome of a possible transaction with Baxalta.

•	Sustainability of the Shire strategy: The Board strongly believes that the continuity of Dr. Ornskov’s outstanding leadership and drive is key to the execution of Shire’s long-term strategic plan. Since his appointment, Dr. Ornskov’s vision has transformed the business to position Shire’s future as the global leader in rare diseases. Through his efforts, Shire has generated superior financial performance in the business. In 2014 the Company achieved 23% product sales growth, a more than six percentage point improvement in Non GAAP EBITDA margin, and 39% growth in Non GAAP EBITDA itself. This was achieved against the backdrop of completing 11 acquisitions since the start of 2013, continued improvements in the Company’s pipeline, market leading innovation in the digitization of the Company’s commercial model, Shire’s approach to R&D, and improved results in protein and cell engineering. The continuation of this accelerated business transformation and associated growth for shareholders is critically dependent on Dr. Ornskov’s continued leadership in order to deliver the growth set out as part of Shire’s long-term strategic plan.

•	Exceptional performance for the Company’s shareholders: The increase recognizes the shareholder value that has been created since Dr. Ornskov’s appointment and his role in delivering that value. For context, since the appointment of Dr. Ornskov up to December 31, 2015, Shire’s total shareholder return (TSR) has been 128% versus a FTSE 50 (excluding Financial Services) median of 26% which ranks Shire 2nd amongst FTSE 50 (excluding Financial Services) companies. Shire’s TSR growth over the period has ranked second and third against the US BioPharma and Global Biotech peer groups respectively. This has been achieved alongside strong growth in earnings per share (EPS) since Dr. Ornskov’s appointment.

•	Size and complexity of the business: Shire’s exceptional performance has resulted in a more than doubling of the Company’s market capitalization from $17.0bn to $39.8bn during Dr. Ornskov’s tenure to December 31, 2015. The increase to Dr. Ornskov’s salary is therefore also a recognition that the business is of significantly greater size and complexity than at Dr. Ornskov’s appointment.

•	Competitive positioning of package: The salary increase ensures Dr. Ornskov’s compensation package remains retentive and competitive versus peers. This is particularly relevant in the face of possible recruitment pressure from competitors, for example the US BioPharma and Global Biotech markets (Shire’s primary competitors). An increase in Dr. Ornskov’s compensation package better aligns his positioning against the two sector peer groups used by the Committee in line with its Remuneration Policy. Against the secondary reference peer group of the FTSE 50 (excluding Financial Services) the total compensation package is aligned with the upper quartile of the market, consistent with Shire’s performance.

In making this increase the Committee was extremely mindful of the fact that this increase is high compared to market norms and that it followed a number of other changes to his remuneration arrangements, approved by shareholders at the 2015 AGM. However, in light of the unique combination of reasons I have outlined above, the Committee determined that this was the right thing to do in the best interests of the business and the Company’s shareholders. We also gained comfort from the feedback I had received during the 2015 AGM shareholder consultation, in which nearly all of the Company’s shareholders I spoke to highlighted the value they placed in Dr. Ornskov as CEO and the criticality to the business of retaining him at this time. Recognising the scale of the increase, the Committee considered making three smaller (circa 7% p.a.) increases over the next three years. However, we felt that making the increase in one single step better addressed the issues we were facing and enabled us to position Dr. Ornskov’s compensation appropriately compared to the Company’s peers and to demonstrate the value the Board and shareholders place in his outstanding leadership skills, which have contributed significantly to the business, and his instrumental role in achieving Shire’s long-term plan.

Finally, the Committee recognizes that the salary increase flows through to incentives but is satisfied that it contributes to a remuneration package which is appropriate for a company of Shire’s size and a CEO of Dr. Ornskov’s caliber, positioned as it is, at the median of the US BioPharma peer group, below the lower quartile of the Global Biotech peer group and above the upper quartile of the FTSE 50 excluding Financial Services.

Appointment of new CFO

Jeff Poulton was appointed as the Company’s new Chief Financial Officer (CFO) and was made a member of the Board of Directors, effective April 29, 2015. Following an extensive search of both internal and external candidates, the Board unanimously agreed that Mr. Poulton’s expertise and extensive knowledge of Shire’s business and markets set him apart as CFO and will further strengthen the Board as it oversees the Company’s continued growth. The Committee carefully considered the appropriate remuneration arrangements as part of the appointment process and in line with Shire’s approved remuneration Policy. Details of Mr. Poulton’s remuneration arrangements are provided in the “At a glance” section.

Remuneration outcomes

Overall it has been a strong year for the business in terms of both financial performance and product development. This has been reflected in the outcomes achieved under the incentive arrangements, with the 2015 Executive Annual Incentive Plan (EAIP) paying out at 100% and 66% of the maximum opportunity for the CEO and CFO respectively and the 2013 Performance Share Plan (PSP) vesting at 100% of maximum, on the basis of a Compound Annual Growth Rate (CAGR) of 17.9% in Non GAAP EBITDA and an average of 175 basis points increase per annum in Non GAAP Adjusted ROIC over the 2012 to 2015 period.

I hope you find the contents of this report informative. Finally, I would like to thank my fellow Committee members as well as the internal and external teams who supported us with their commitment and hard work over the past year.

Anne Minto

Chairman of the Remuneration Committee

b) The Company’s remuneration at a glance

Summary of the Company’s strategic priorities

The Executive Director remuneration policy supports Shire’s strategic drivers, which are summarized below:

•	Growth – Drive performance from the Company’s currently marketed products to optimize revenue growth and cash generation.

•	Innovation – Build the Company’s future assets through both R&D and business development to deliver innovation and value for the future.

•	Efficiency – Operate a lean and agile organization and reinvest for growth.

•	People – Foster a high performance culture where the Company attracts, retains and promotes the best talent.

The Committee believes that the Executive Directors’ remuneration policy appropriately supports shareholder value creation by delivering sustainable performance consistent with the Company’s strategy and appropriate risk management.

Summary of policy

Element	Summary description	Maximum opportunity
Base salary	Base salaries are set at a level to recognize the market value of the role, an individual’s skills, experience and performance, as well as their contribution to leadership and Company strategy.	Increases are made in line with the average of employees’ salary increases, unless the Committee determines otherwise based on factors as set out in the Policy.
Pension and benefits	Pension and other benefits provided in line with market practice.	Fixed retirement benefits up to 30% of annual salary and levels of benefits are defined by market rates.
Executive Annual Incentive Plan (“EAIP”)	Annual bonus is payable each year subject to performance against a scorecard consisting of financial and non financial targets (weighting of 75% and 25% respectively). 25% of any award is deferred as shares for a period of three years.	Annual maximum equal to 180% of base salary.
Long-Term Incentive Plan (“LTIP”)	Stock Appreciation Rights (“SARs”) and Performance Share Units (“PSUs”)[1] vest subject to the achievement of Product Sales and Non GAAP EBITDA targets at the end of a three year period. A Non GAAP Adjusted Return on Invested Capital (“ROIC”) underpin is also used to test underlying performance.	Face value of 480% of base salary for SAR awards and 360% of base salary for PSU awards can be granted annually.

1 Formerly referred to as Performance Share Awards (“PSAs”), name changed in the LTIP approved by shareholders at the 2015 AGM.

Remuneration arrangements for new CFO

Jeff Poulton was appointed as the Company’s new CFO and a member of the Board on April 29, 2015. Jeff has held a number of roles at Shire, most recently serving as Interim CFO since January 2015, while overseeing Investor Relations. As part of the appointment process, the Committee carefully considered his remuneration arrangements and took the following decisions in line with Shire’s approved remuneration Policy:

•	His salary on appointment was set at $575,000.

•	He receives a fixed contribution of 25% of base salary by way of a retirement benefits provision.

•	His maximum bonus opportunity is 160% of base salary.

•	The face value of his LTIP award is 662% of base salary.

Jeff Poulton’s contract does not have a fixed term but provides for a notice period of 12 months from both parties, in line with the approved remuneration Policy. His contract is dated April 29, 2015.

2015 single total figure of remuneration for Executive Directors

Executive Director	Base salary	Retirement benefits	Other benefits	Short-term incentives		Long-term incentives	2015 Total	2014 Total
				Cash	Shares
F. Ornskov ($000)	1,521	456	55	2,051	684	16,814[1]	21,581	4,137
J. Poulton ($000)[2]	388	82	42	307	102	-	921	N/A

1 The vesting value is calculated using the average share price over the last quarter of 2015 of $207.85 per the relevant UK regulations. Note that Dr. Ornskov’s disclosed long-term incentive awards are not due to vest until February and May 2016. The award vesting in February 2016 represents his annual equity grant under the PSP and has an estimated vesting value of $12,341,138. The award vesting in May 2016 represents his replacement equity award granted upon joining the Company which was subject to performance conditions and has an estimated vesting value of $4,473,222. 76% of the total LTIP value of $16,814,360 is delivered as a result of share price growth over the vesting period.

2 Jeff Poulton was appointed as CFO on April 29, 2015 and therefore the figures above reflect the remuneration he received following his appointment.

CEO base salary increase

Dr. Ornskov’s base salary was increased to $1,688,000 effective July 1, 2015 in light of his exceptional performance since his appointment as CEO, the increased size and complexity of the business and the need for Dr. Ornskov’s compensation package to be positioned competitively against Shire’s peer groups. Dr. Ornskov’s salary will be frozen at this level for three years and he will not be eligible for a further salary increase until July 1, 2018 (including in the event that the Baxalta deal is successfully completed).

Incentive arrangements - performance outcomes for 2015

EAIP – This has been another exceptional year for Shire and as such, the Committee determined that a bonus payment equal to 180% and 106% of 2015 salary would be paid to the CEO and CFO respectively following an assessment of the 2015 corporate scorecard, as set out below, and taking into account the impact on the Company’s performance of strategic actions together with performance relative to overall objectives.

Description	Weighting	Target		Corporate Scorecard multiplier
Financial	75%	• Net products sales (25%) • Non GAAP EBITA (30%) • Non GAAP Adjusted ROIC (20%)	• $5,996m • $2,633m • 9.5%	• 129.5%
Pipeline & Pre-commercial (Non Financial)	15%	Growth • Optimize In-line assets via commercial development • Progress pipeline and acquire core / adjacent assets	Innovation • Expand the Company’s rare disease business expertise and offerings • Extend portfolio to new indications and therapeutic areas	• 159.5%
Organizational Effectiveness (Non Financial)	10%	Efficiency • Operate a lean and agile organization • Concentrate operations in Lexington and Zug	People • Foster and reward a high performance culture • Attract, develop and retain the best talent

Long-term incentives – For the CEO’s 2013 PSP awards (which comprise his 2013 annual equity grant and replacement awards granted upon joining), the Committee determined that 100% of the awards would vest after taking into account performance against the 2013 performance matrix (achievement of a CAGR of 17.9% in Non GAAP EBITDA and an average of 175 basis points increase p.a. in Non GAAP Adjusted ROIC over the 2012 to 2015 period), as well as an overall assessment of the underlying performance of the Company over the performance period ending December 31, 2015. As the 2013 awards are not scheduled to vest until February and May 2016 (after the date of this report), an estimated vesting value of $16,814,360 has been included in the single figure table, based on the average share price over the last quarter of 2015 of $207.85.

No awards that have been previously granted to the CFO were scheduled to vest subject to the achievement of performance conditions for the year ending December 31, 2015.

Remuneration Scenarios

The composition and value of the Executive Directors’ remuneration packages in three performance scenarios is set out in the charts below. These show that the proportion of the package delivered through long-term incentives supports the long-term nature of the business and changes significantly across the performance scenarios. The level of remuneration is in accordance with the Policy.

CEO (Flemming Ornskov)

CFO (Jeff Poulton)

The scenarios are defined as follows:

	Fixed only	On target performance	Maximum performance
Fixed elements

Fixed elements comprise:

•     2016 annualised base salary (effective April 1, 2016 for the CFO);

•     Annualised benefits included in the summary of 2015 remuneration table in Part 2(b) of this report (excluding any one off items); and

•     Retirement benefits, which include the cash value of the total Company contributions to the Company plans. This represents 30% and 25% of base salary for the CEO and CFO respectively.

Short-term incentives - EAIP (% of maximum opportunity)	0%	50%	100%
Long-term incentives - LTIP (% of maximum vesting)[1]	0%	50% vesting[2]	100% vesting

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

Executive Directors’ actual shareholdings and shareholding guidelines as at December 31, 2015

Executive Directors are encouraged to meet their shareholding guideline within a five year period following their appointment.

Part 2 - Annual Report on Remuneration

a) Implementation of Directors’ Remuneration Policy in 2016

In 2016, the Executive Director and Non-Executive Director remuneration policies will be implemented as follows:

Executive Director remuneration policy
Fixed elements - Base salary
Base Salary as at April 1	2015	2016	% change
Flemming Ornskov	$1,350,000	$1,688,000[1]	25%
Jeff Poulton	$575,000[2]	$592,000	3%

1 Effective July 1, 2015

2 Effective from the date of his appointment (April 29, 2015)

CEO: In light of Dr. Ornskov’s exceptional performance since his appointment as CEO, the increased size and complexity of the business and the need for Dr. Ornskov’s compensation package to be positioned competitively against Shire’s peer groups, the Committee awarded a 25% increase in Dr. Ornskov’s salary (from $1,350,000 to $1,688,000) effective from July 1, 2015.

The Committee recognizes that the 25% increase to Dr. Ornskov’s salary is atypical when considered in the context of normal market practice and, to reflect this, the Committee has committed to freezing Dr. Ornskov’s salary at this level for the next three years (including in the event that the Baxalta deal is successfully completed).

CFO: Following the year end review, the Committee made the decision to award Jeff Poulton a base salary increase of 3%, to give him an annual base salary of $592,000 effective April 1, 2016 (in line with the salary increase effective date for all other employees). This decision reflected strong corporate performance and excellent leadership.

Fixed elements - Retirement and other benefits
The implementation of policy in relation to pension and benefits is unchanged and in line with the disclosed policy in the Appendix of this report.

Short-term incentives – EAIP

There is no change to the level of EAIP award opportunity for Executive Directors (maximum of 180% of base salary for the CEO and 160% of base salary for the CFO).

A scorecard approach will continue to be used for the 2016 EAIP and this will be comprised of 75% financial and 25% non financial performance measures. This weighting recognizes the critical importance of financial results to the Company’s shareholders, bonus affordability and the important role that non financial performance plays in the success and growth of the Company. These measures are aligned with and support the Company’s four key strategic drivers for 2016 of Growth, Innovation, Efficiency and People.

The targets themselves are considered to be commercially sensitive on the grounds that disclosure could damage the Company’s commercial interests. However, retrospective disclosure of the targets and performance against them will be provided in next year’s Annual Report on Remuneration to the extent that they do not remain commercially sensitive at that time. Financial and non financial targets are set at the start of the performance year and are approved by the Committee, which believes the targets are suitably challenging, relevant and measurable. As and when the proposed combination with Baxalta closes, revised targets for the remainder of the performance period will be presented to the Committee for approval. The revised targets will be challenging in the context of the combined entity. The final outcome for the year will be assessed on performance against the targets up to the close of the combination with Baxalta and subsequent performance against the revised targets post combination.

The 2016 corporate scorecard is set out below:

Strategic Drivers	Weighting	Financial KPIs (weighting)
Financial	75%	• Net Product Sales (25%) • Non GAAP EBITA (30%) • Non GAAP Adjusted ROIC (20%)
Strategic Drivers	Weighting	Non Financial KPIs
Pipeline & Pre-commercial	15%	• Growth ➢ Optimize In-line assets ➢ Progress pipeline and acquire core / adjacent assets	• Innovation ➢ Develop early portfolio ➢ Obtain Topline data
Organizational Effectiveness	10%	• Efficiency ➢ Enhance Supply Robustness ➢ Achieve targeted reductions in external spend ➢ Achieve pre-established integration metrics	• People ➢ Assess and monitor employee engagement ➢ Develop top talent and ensure robust succession plans are in place

Long-term incentives – LTIP

Following the year end review, the Committee made the following 2016 LTIP award decisions which are in line with the disclosed policy in the Appendix of this report.

2016 LTIP award	Award type	Face value of threshold vesting (% of 2016 salary1)	Face value of maximum vesting (% of 2016 salary1)	Face value of maximum vesting (000’s)
Flemming Ornskov	SAR	83%	414%	$6,996
	PSU	62%	311%	$5,247
Jeff Poulton	SAR	77%	384%	$2,209
	PSU	58%	288%	$1,657

The face value allocation between SARs and PSUs is estimated as it is determined on an expected value basis upon grant.

1 As at January 1, 2016.

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

The 2016 LTIP awards will continue to be tested against two independent measures at the end of a three year performance period: 50% Product Sales targets and 50% Non GAAP EBITDA targets. The Committee will also use a Non GAAP Adjusted ROIC underpin at the end of the performance period to ensure vesting levels reflect the sustainability of revenue and profit growth.

The 2016 LTIP targets for Product sales and Non GAAP EBITDA are based off the Company’s 2018 forecast and are considered appropriately challenging by the Committee. The weightings, threshold and maximum target figures are provided in the table below.

Performance measures	Weighting	Threshold (20% of award vesting)	Maximum (100% of award vesting)
Product Sales	50%	$8,184m	$9,480m
Non GAAP EBITDA[1]	50%	$3,928m	$4,696m

1 This is a Non GAAP financial measure. For reconciliation to US GAAP please see page 120.

Product Sales and Non GAAP EBITDA targets are expressed as absolute dollar values for consistency between the measures.

The Non GAAP Adjusted ROIC underpin will be set at a minimum of 10.625% for the 2016 LTIP award. If Non GAAP Adjusted ROIC over the performance period is below this level no vesting will occur under the LTIP, subject to Remuneration Committee discretion. This will ensure awards only pay out for a return in excess of Shire’s Weighted Average Cost of Capital and maintain focus on quality of earnings and sustainable returns both in the existing core business and from any future M&A activity.

The Committee has determined that the calibration of these proposed targets is sufficiently challenging without incentivizing inappropriate risk-taking by management, taking into account both Shire’s long range plans as well as brokers’ forecasts. As and when the proposed deal with Baxalta closes, revised targets will be presented to the Committee for approval, based on the long range plan of the combined entity. The revised targets will be challenging in the context of the combined entity and will ensure maximum payout only occurs in the event that significant value from the combination is delivered to shareholders. The revised targets will be disclosed to shareholders when they have been determined, as well as subsequently in the 2016 Directors’ Remuneration Report.

A two year holding period will apply following the three year vesting period for both PSUs and SARs, making a total vesting period of five years before shares can be sold.

Clawback and malus arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

Chairman and Non-Executive Director remuneration policy

2016 fee levels for the Chairman and Non-Executive Directors remained unchanged from 2015.

Basic fees	2016 / 2015
Chairman (inclusive of all committees)	£450,000
Deputy Chairman and Senior Independent Non-Executive Director (inclusive of Non-Executive Director fee)	£98,000
Non-Executive Director	£93,000

The Chairman and Non-Executive Directors will continue to receive 25% of their total fees in the form of shares.

In addition to the basic fee, a committee fee will be paid to the members and Chairman of the Audit, Compliance & Risk, Remuneration, Science & Technology and Nomination Committees.

Committee fees (effective January 1, 2016)	Chairman	Member
	2016 / 2015	2016 / 2015
Audit, Compliance & Risk	£25,000	£12,500
Remuneration	£25,000	£12,500
Science & Technology	£20,000	£10,000
Nomination	£17,500	£8,750

Non-Executive Directors (excluding the Chairman) will also receive the following additional fees for attending Board and Committee meetings in addition to those scheduled as part of the normal course of business:

•	Board meeting – additional £2,000 per meeting

•	Committee meeting – additional £1,000 per meeting

The Non-Executive Directors will continue to receive an additional fee of £5,000 for each transatlantic trip made for Board meetings.

b) 2015 single total figure of remuneration for Executive Directors (subject to audit)

The summary table of 2015 remuneration for the Executive Directors comprises a number of key components which are set out in further detail in the relevant sections that follow.

		Fixed elements				Variable elements				Total
		Base salary	Retirement benefits	Other benefits	Total fixed pay	Short-term incentives - EAIP		Long-term incentives	Total variable pay
						Cash element	Deferred share element
		$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000
Flemming Ornskov	2015	1,521	456	55	2,032	2,051	684	16,814[1]	19,549	21,581
	2014	1,300	390	107	1,797	1,755	585	-	2,340	4,137
		$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000
Jeff Poulton[2]	2015	388	82	42	512	307	102	-	409	921
	2014	-	-	-	-	-	-	-	-	-

Flemming Ornskov's and Jeff Poulton’s remuneration, which is paid through the US payroll, is reported in US dollars.

1 The vesting value is calculated using the average share price over the last quarter of 2015 of $207.85 per the relevant UK regulations. Note that Dr. Ornskov’s disclosed long-term incentive awards are not due to vest until February and May 2016. The award vesting in February 2016 represents his annual equity grant under the PSP and has an estimated vesting value of $12,341,138. The award vesting in May 2016 represents his replacement equity award granted upon joining the Company which was subject to performance conditions and has an estimated vesting value of $4,473,222. 76% of the total LTIP value of $16,814,360 is delivered as a result of share price growth over the vesting period.

2 Jeff Poulton was appointed as CFO on April 29, 2015. His 2015 remuneration represents the remuneration he received following his appointment as CFO. Prior to Jeff Poulton’s appointment, Flemming Ornskov was the only Executive Director during 2015.

Base salary

Corresponds to the amounts received during the year
•	Dr. Ornskov’s 2015 salary was increased by 25% from $1,350,000 to $1,688,000 effective July 1, 2015. The rationale for this increase in provided in Part 1 of this report. His 2014 base salary was $1,300,000 effective January 1, 2014.

•	Mr. Poulton’s base salary reflects his annual salary of $575,000 which was awarded upon appointment to CFO on April 29, 2015.

Retirement benefits

Represents the cash value of the total Company contributions towards retirement benefit provision
•	Dr. Ornskov received a contribution at a rate of 30% of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account.

•	Mr. Poulton received a contribution at a rate of 25% of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account following his appointment to CFO.

Other benefits

Corresponds to the taxable value of all other benefits paid in respect of the year
•	The 2015 figures for Dr. Ornskov and Mr. Poulton principally include car allowance, financial and tax advisory support, long-term disability, and life and private medical, dental and vision insurance.

•	The 2014 figure for Dr. Ornskov includes $58,642 in relation to temporary living expenses and associated tax assistance.

Short-term incentives

Corresponds to the annual incentive award earned under the EAIP in respect of 2015 performance and comprises a cash element (75%) and a deferred share element (25%)

EAIP – 2015 outcomes

In determining EAIP awards for the Executive Directors, the Committee considers performance against each of the financial and non financial performance measures within the Shire corporate scorecard, as well as personal performance during the year.

Corporate scorecard

The EAIP outcome is calculated by way of a weighted average of the corporate scorecard outcomes of the financial and non financial performance measures. For each performance measure, outperformance or underperformance is measured as a percentage of target which is then converted into the corporate scorecard multiple. If the weighted average across all the measures falls below 85% then none of the award pays out. If the weighted average across all the measures is 120% or more of target, then the maximum opportunity of the award may pay out, subject to personal performance. As such, there are not actual threshold and stretch performance values for the independent measures as the assessment takes into account performance across all the measures in determining the scorecard outcome. However, for illustrative purposes, indicative threshold and stretch performance values are shown for each of the financial measures to serve as a guide to the performance range. Target performance is considered by the Committee to require an excellent level of performance. Details of actual corporate scorecard outcomes against the 2015 performance measure targets are set out in the table below. 2015 performance results in a weighted average corporate scorecard multiplier of 137%.

Financial performance measures	Weighting	Strategic Driver	Threshold (% target)	Threshold	Target (% target)	Target	Stretch (% target)	Stretch	Outcomes	Corporate scorecard multiplier	Weighted average Corporate Scorecard multiplier
Financial measures	25%	Net Product Sales	85%	$5,097m	100%	$5,996m	120%	$7,195m	$6,100m	129.5%[1]	137%
	30%	EBITA		$2,238m		$2,633m		$3,160m	$2,786m
	20%	ROIC		8.1%		9.5%		11.4%	10.3%
Non financial Performance measures	Weighting	Strategic Driver	Key outcomes							Corporate scorecard multiplier
Pipeline & pre-commercial	15%	Growth

•  Continued focus on innovation and operational excellennce resulting in Shire entering 2016 with the most robust and highest value pipeline in its history, including 14 programs either in Phase 3 or Phase 3 ready

•  Expanded commercial portfolio with launches of VYVANSE in Binge Eating Disorder (BED) adult indication and NATPARA in patients with hypoparathyroidism

•  Progressed pipeline, including positive topline results for lifitegrast in OPUS-3; Phase 3 pediatric trial of SHP465 initiated ahead of schedule; and US Fast Track Designation granted for the study of CINRYZE in antibody-mediated rejection (“AMR’) for transplant recipients

•  Continued developing an innovative portfolio in ophthalmology that includes a recently submitted New Drug Application (“NDA”) for lifitegrast and acquisition of Foresight Therapeutics, which added a late-stage asset with the potential to treat both viral and bacterial conjunctivitis. At an earlier stage are innovative programs to treat retinitis pigmentosa and glaucoma

•  Closed the acquisitions of NPS Pharmaceuticals, Meritage, Foresight, and SolPharm in 2015, and well positioned for the integration of Dyax

										159.5%
		Innovation
Organizational effectiveness	10%	Efficiency

•  Successful integration of NPS achieved, in addition to the progression of assets acquired from Meritage and Foresight

•  Continued restructure of the business , including filling over 2,000 open roles and executing plans to concentrate operations in Lexington, with a greater number of employees than anticipated accepting Shire’s offer to relocate from Chesterbrook, Pennsylvania to Lexington, Massachusetts

•  Significant progress made on corporate culture change to support high-performing biotech culture

		People

[1]	For the purpose of the corporate scorecard multiplier calculation, Non GAAP EBITA and Non GAAP Adjusted ROIC have been adjusted to exclude the impact of the corporate scorecard multiplier on the full year results.

Performance against financial goals

Net product sales

•	Delivered net product sales of $6,100 million representing growth of 5% (2014: $5,830 million), driven by strong performance from VYVANSE, CINRYZE, FIRAZYR and LIALDA/MEZAVANT

Non GAAP EBITA

•	Non GAAP EBITA of $2,786 million exceeded the Company’s target of $2,633 million by 5.8%.

Non GAAP Adjusted ROIC

•	As expected, we saw lower Non GAAP Adjusted ROIC of 10.3% in 2015, as we significantly increased the invested capital in the business following business development activity, including the acquisition of NPS

EAIP award outcomes

The corporate scorecard multiplier determines the bonus funding for all individuals within the plan. Once agreed, each individual’s bonus (including Executive Directors) is then determined based on their individual performance over the course of the year, which results in an adjustment to the corporate scorecard outcome based on an agreed matrix. As a result, bonus outcomes of 180% of salary for Dr. Ornskov and 106% of 2015 salary for Mr. Poulton were determined by the Committee. Full details of the overall EAIP outcomes for the Executive Directors are provided in the table below.

Role	Maximum EAIP (% of 2015 salary)	EAIP outcome (% maximum)	EAIP outcome (% of 2015 salary)	Value ($)
CEO	180%	100%	180%	$2,734,200
CFO	160%	66%	106%	$409,882[1]

1 Reflects the proportion of his 2015 EAIP award received in respect of services performed as CFO (i.e. from April 29, 2015 to December 31, 2015).

Notes

75% of the award is payable in cash (non-pensionable) and 25% is deferred into shares and released after a period of three years (subject to the participant’s employment not being terminated for cause).

The release of deferred shares will include dividend shares representing any accrued dividends (deferred shares are subject to malus and clawback).

Long-term incentives

Represents the value of any long-term incentive awards vesting during the year.

Flemming Ornskov – vesting of 2013 PSP awards

The table below sets out a summary of the number of shares vesting and the resulting gross estimated vesting value for the 2013 PSP awards for Dr. Ornskov. The awards granted in February 2013 represent his annual equity grant under the PSP and the awards granted May 2013 represent his replacement equity awards granted upon joining. This estimate is on the basis of an average share price over the last quarter of 2015 of $207.85, given that the 2013 PSP awards (2013 – 2015 performance period) vest following the date of this report.

Award	Date of grant	Number of shares under original award[1]	Number of shares vesting[1]	% of total award vesting[2]	Vesting date	Share Price at vesting[3]	Value at vesting[3]
SAR element	February 28, 2013	45,601	45,601	100%	February 28, 2016	$207.85	$5,144,178
PSU element	February 28, 2013	34,201	34,626[4]	100%	February 28, 2016	$207.85	$7,196,960
SAR element	May 2, 2013	18,984	18,984	100%	May 2, 2016	$207.85	$2,207,050
PSU element	May 2, 2013	10,821	10,903[4]	100%	May 2, 2016	$207.85	$2,266,172

1 Awards are over American Depositary Shares (ADS).

2 The figures represent the number of shares vesting taking into account performance against applicable performance conditions (see performance outcome below).

3 Based on the average share price over the last quarter of 2015 of $207.85

4 The vesting of the PSU element includes dividend shares representing any accrued dividends, in accordance with the relevant plan rules.

2013 performance matrix - performance period ended on December 31, 2015.

Non GAAP Adjusted ROIC	Non GAAP EBITDA growth (CAGR 2012-2015)
Increase bp p.a.	10%	12%	14%	16%	18%
100	1.0x	1.3x	1.7x	2.1x	2.5x
120	1.3x	1.6x	2.0x	2.4x	2.8x
140	1.6x	1.9x	2.4x	2.7x	3.1x
160	1.9x	2.3x	2.6x	3.1x	3.5x
180	2.2x	2.6x	3.1x	3.6x	4.0x
200	2.5x	3.0x	3.5x	4.0x	4.0x

Performance outcome

17.9% CAGR in Non GAAP EBITDA; and 175 bp p.a. increase in Non GAAP Adjusted ROIC between 2012 and 2015.

In determining the vesting multiplier under the matrix, the Committee rounds to the closest point on the matrix. This results in a vesting multiplier of 4.0x, meaning that 100% of the total award made will vest).

The Committee reserves the right to make adjustments to the performance conditions to reflect significant one off items which occur during the performance period. In respect of the 2013 PSP awards, the Committee carried out a comprehensive review of potential Significant Adjusting Events (SAEs) against pre-existing guidelines and determined that the following SAEs should be taken into account in the overall assessment of performance over the performance period:

1.	To exclude the impact of the acquisition of ViroPharma which had a short-term negative impact on Non GAAP adjusted ROIC performance in 2015. This acquisition was completed in January 2014 and not considered in the 2013 performance matrix;

2.	To exclude the impact of the acquisition of NPS which had a short-term negative impact on Non GAAP adjusted ROIC performance in 2015. This acquisition was completed in February 2015 and not considered in the 2013 performance matrix;

3.	To grant credit for DERMAGRAFT product as it was considered in the performance matrix. In line with the Company’s refined strategy to prioritize investments that have the greatest clinical and commercial value, the Company announced on January 17, 2014 that it had sold its DERMAGRAFT assets. Without DERMAGRAFT and its assets, Regenerative Medicine was no longer one of the Company’s Business Units; and

4.	To grant credit for INTUNIV early generic entry. The 2013 performance matrix considered INTUNIV generic entry in the third quarter of 2015 and actual generic entry started in December 2014.

Jeff Poulton – there is no scheduled vesting of long-term incentive awards subject to the achievement of performance conditions for the year ending December 31, 2015.

c) 2015 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)

Details of the total fees paid to the Chairman and Non-Executive Directors during 2015 and a comparative total for 2014 are set out in the table below.

	Board fees		Committee fees				Travel allowance[2]	Taxable benefits	Total 2015 fees	Total 2014 fees
	Basic fee	Additional fees[1]	Remuneration Committee	Audit, Compliance & Risk Committee	Nomination Committee	Science & Technology Committee
Susan Kilsby[3]	£450,000	-	-	-	-	-	£15,000	£2,605	£467,605	£321,907
Steven Gillis[4]	£93,000	£18,000	£12,500	£12,500	£0	£10,000	£20,000	-	£166,000	£125,333
Anne Minto	£93,000	£17,000	£25,000	£0	£8,750	£0	£10,000	-	£153,750	£126,750
William Burns	£93,000	£18,000	£12,500	£0	£8,750	£10,000	£10,000	-	£152,250	£125,250
David Ginsburg[5]	£93,000	£15,000	£0	£0	£666	£20,000	£20,000	-	£148,666	£123,000
David Kappler	£98,000	£10,000	£0	£12,500	£17,500	£0	£10,000	-	£148,000	£130,500
Dominic Blakemore	£93,000	£8,000	£0	£25,000	£0	£0	£10,000	-	£136,000	£119,742
Olivier Bohuon[6]	£46,500	£6,000	£0	£0	£0	£5,000	£10,000	-	£67,500	-
David Stout[7]	£32,189	£1,000	£3,125	£3,125	£0	£0	£10,000	-	£49,439	£127,000
Sara Mathew[8]	£29,063	£6,000	£951	£4,167	£0	£0	£0	-	£40,181	-

[1]	For Board and Committee meetings in addition to those scheduled as part of the normal course of business.

[2]	The Non-Executive Directors receive an additional fee of £5,000 for each transatlantic trip made for Board meetings.

[3]	Ms. Kilsby’s taxable benefits figure relates to tax preparation assistance provided by the Company and has been converted into sterling using the average 2015 EUR:GBP exchange rate of 0.7255.

[4]	Dr. Gillis was appointed to the Audit, Compliance & Risk Committee on December 3, 2015. He previously served as an interim member.

[5]	Dr. Ginsburg was appointed to the Nomination Committee on December 3, 2015.

[6]	Mr. Bohuon was appointed to the Board and the Science & Technology Committee on July 1, 2015.

[7]	Mr. Stout stepped down from the Board and the Audit, Compliance & Risk Committee and the Remuneration Committee on April 28, 2015.

[8]	Ms. Mathew was appointed to the Board and the Audit, Compliance & Risk Committee on September 1, 2015 and to the Remuneration Committee on December 3, 2015.

d) Scheme interests awarded during 2015 (subject to audit)

2015 LTIP awards

The following tables set out details of the SAR and PSU awards granted to the Executive Directors under the LTIP during 2015.

Vesting of the 2015 LTIP awards will be determined by the Committee in Q1 2018 taking into account performance against the 2015 performance measures over the performance period (January 1, 2015 to December 31, 2017). In addition, any Significant Adjusting Events that are relevant will be taken into consideration, as well as an overall assessment of the underlying performance of the Company.

	Award type (ADS)	Number of ADSs awarded	Share price on grant / Exercise price	% of award vesting for threshold performance	% of award vesting for maximum performance	Face value of base award / threshold vesting	Face value of total award / maximum vesting	Face value of total award / maximum vesting
						(% of 2015 salary)	(% of 2015 salary)	($’000)
Flemming Ornskov	SAR	26,398	$245.48	20%	100%	96%	480%	$6,480
	PSU	19,799				72%	360%	$4,860
Jeff Poulton	SAR	8,862				76%	378%	$2,175
	PSU	6,646				57%	284%	$1,631

The maximum SAR and PSU awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.

The number of SARs and PSUs as well as the exercise price for SAR awards is calculated using an approach based on the average three day closing mid market share price at the date of grant of April 30, 2015.

2015 LTIP performance measures

Performance measures	Weighting	Threshold (20% of award vesting)	Maximum (100% of award vesting)
Product Sales	50%	$6,800m	$7,500m
Non GAAP EBITDA	50%	$3,300m	$3,675m

The 2015 LTIP performance measures comprise Product sales and Non GAAP EBITDA. A Non GAAP Adjusted ROIC underpin is also used to test underlying performance. The weightings, threshold and maximum target figures are provided in the table below.

The Non GAAP Adjusted ROIC underpin is set at a minimum of 11% for the 2015 LTIP award. If Non GAAP Adjusted ROIC over the performance period is below this level no vesting will occur under the LTIP, subject to Remuneration Committee discretion. This will ensure awards only pay out for a return in excess of Shire’s Weighted Average Cost of Capital and maintain focus on quality of earnings and sustainable returns both in the existing core business and from any future M&A activity.

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

2015 EAIP deferred shares

Awards of deferred shares under the EAIP were made as follows to the CEO and will vest three years from the point of deferral subject to continued service and the terms of the plan rules.

	Number of ADSs awarded	Share price at grant	Face value of award[1]
Flemming Ornskov	2,501	$233.64	$585,000

1 Based on the share price on the date of grant of February 13, 2015.

Jeff Poulton was not eligible to participate in the EAIP at the time the awards were granted.

e) Payments to past Directors (subject to audit) and payments for Loss of Office (subject to audit)

During 2015, a payment of $16,538 was made to the former Shire CEO (Angus Russell) as reimbursement for a tax filing penalty incurred. The Company reimbursed the former CEO for the penalty, given that the late filing of his tax return was due to an error by the Company. The Company also paid costs of $12,018 in relation to the preparation and submission of his 2013 US tax return and 2013/14 UK tax return, in accordance with the tax equalization benefits provided for under his Service Agreement.

In line with Matthew Emmens’ contract as Chief Executive Officer of Shire, Mr. Emmens is entitled to continued medical cover up to the age of 65. During 2015, the value of this benefit was $20,102. 2016 will be the final year of this benefit as Mr. Emmens will reach the age of 65 during the year.

No further payments were made to past Directors.

No payments were made to Directors for loss of office during the year.

f) Directors’ shareholdings and scheme interests (subject to audit)

The Committee believes that employee share ownership is an important means to support long-term commitment to the Company and the alignment of employee interests with those of shareholders.

The interests of the Executive Directors and other senior executives are closely aligned with those of other shareholders in this regard through the operation of the Company’s long-term incentive plan and, for the Executive Committee, the deferral of one quarter of any EAIP award into shares for a period of three years. These remuneration elements constitute a significant proportion of their individual remuneration packages.

In addition, to ensure that there are appropriate tools to retain Executive Directors and to encourage alignment with shareholders over the long-term through increased shareholding and ownership, a two year holding period post the three year performance period, which applies to both PSUs and SARs, is in place.

The CEO, CFO and other members of the Executive Committee are encouraged to own shares in the Company equivalent to 200%, 150% and 100% of base salary, respectively, within a five year period following their appointment. All shares beneficially owned by an executive or deferred under the EAIP count towards achieving these guidelines. The Committee reviews share ownership levels annually for this group. Current shareholding levels for Directors are set out in the table below and show that the shareholding guideline for the CEO has been achieved. The CFO is new in role and so has not yet met the requirement but has five years in which to do so.

Summary of Directors’ shareholdings and scheme interests

	Security type[1]	Shareholding as at Dec 31, 2015 or date of resignation[2]	Scheme interests					Total shares held which count towards the shareholding guidelines (as a % of salary as at Dec 31, 2015)
			as at Dec 31, 2015[2]
			Total Deferred shares[3]	Subject to the achievement of performance conditions:		Total SARs vested but unexercised[6]	Total scheme interests
				Total PSUs unvested[4]	Total SARs unvested[5]
Flemming Ornskov	ADS	8,176	5,204	90,452	125,157	-	228,989	354%
	Ord Shares	37,500	-	-	-	-	37,500
Jeff Poulton	ADS	2,882	-	9,339	16,189	7,719	36,129	116%
Susan Kilsby	ADS	3,758	-	-	-	-	3,758	-
David Kappler	Ord Shares	12,088	-	-	-	-	12,088	-
Dominic Blakemore	Ord Shares	948	-	-	-	-	948	-
Olivier Bohuon	Ord Shares	290	-	-	-	-	290	-
William Burns	Ord Shares	2,041	-	-	-	-	2,041	-
Steven Gillis	ADS	860	-	-	-	-	860	-
David Ginsburg	ADS	621	-	-	-	-	621	-
Sara Mathew	ADS	76	-	-	-	-	76	-
Anne Minto	Ord Shares	4,295	-	-	-	-	4,295	-
David Stout	ADS	508	-	-	-	-	508	-

[1]	One ADS is equal to three Ordinary Shares.

[2]	With the exception of the following transactions in shares, no changes in Directors’ interests have occurred during the period December 31, 2015 to February 23, 2016:

Name	Security Type	Shares acquired	Date of transaction
Flemming Ornskov	ADS	1,300	February 12, 2016
Flemming Ornskov	ADS	1,300	February 16, 2016
Susan Kilsby	ADS	1,600	February 12, 2016
Susan Kilsby	ADS	1,600	February 16, 2016
Olivier Bohuon	Ord Shares	1,000	February 12, 2016
William Burns	Ord Shares	1,250	February 12, 2016
Steven Gillis	ADS	310	February 12, 2016
Anne Minto	Ord Shares	280	February 12, 2016

[3]	This represents unvested shares deferred under the EAIP which are forfeited in the case of termination for cause and, in the case of Dr. Ornskov, deferred shares granted to him which are subject to continued service.

[4]	This represents unvested PSUs which are subject to the achievement of performance conditions.

[5]	This represents unvested SARs which are subject to the achievement of performance conditions.

[6]	This represents vested but unexercised SARs which are no longer subject to the achievement of performance conditions.

The Company also operates broad-based share plans (a Sharesave scheme in the UK and Ireland and a Global Employee Stock Purchase Plan (“ESPP”) in the US and other countries) to encourage wider share ownership among the Company’s employees.

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

Award type[1]	Date of award	As at Jan 1, 2015	Shares awarded	Dividend shares[2]	Lapsed	Exercised / released	As at Dec 31, 2015	Exercise price	Share price on exercise / release	Normal exercise period / vesting date
Flemming Ornskov
SAR[3,4]	Feb 28, 2013	45,601					45,601	$95.04		Feb 28, 2016 to Feb 28, 2020
PSU[3,4]	Feb 28, 2013	34,201					34,201	-		Feb 28, 2016
SAR[3,4]	May 2, 2013	18,984					18,984	$91.59		May 2, 2016 to May 2, 2020
PSU[3,4]	May 2, 2013	10,821					10,821	-		May 2, 2016
Deferred Shares[5]	May 2, 2013	15,286				15,286	-	-	$236.08	Feb 28, 2015
SAR[3,4]	Feb 28, 2014	34,174					34,174	$168.54		Feb 28, 2017 to Feb 28, 2021
PSU[3,4]	Feb 28, 2014	25,631					25,631	-		Feb 28, 2017
EAIP	Mar 31, 2014	2,703					2,703	-		Mar 31, 2017
EAIP	Feb 13, 2015		2,501				2,501	-		Feb 13, 2018
SAR[3,4,6]	Apr 30, 2015		26,398				26,398	$245.48		Apr 30, 2018 to Apr 30, 2022
PSU[3,4],6	Apr 30, 2015		19,799				19,799	-		Apr 30, 2018
Jeff Poulton
SAR	Feb 28, 2012	4,376					4,376	$105.50		Feb 28, 2015 to Feb 28, 2019
RSU	Feb 28, 2012	855		12		867	-	-	$237.09	Feb 28, 2015
SAR	Feb 28, 2013	2,708					2,708	$95.04		Feb 28, 2015 to Feb 28, 2020
SAR	Feb 28, 2013	5,419					5,419	$95.04		Feb 28, 2016 to Feb 28, 2020
RSU	Feb 28, 2013	474		4		478	-	-	$237.09	Feb 28, 2015
RSU	Feb 28, 2013	949					949	-		Feb 28, 2016
SAR	Feb 28, 2014	635					635	$168.54		Feb 28, 2015 to Feb 28, 2021
SAR	Feb 28, 2014	635					635	$168.54		Feb 28, 2016 to Feb 28, 2021
SAR	Feb 28, 2014	1,273					1,273	$168.54		Feb 28, 2017 to Feb 28, 2021
RSU	Feb 28, 2014	333		1		334	-	-	$237.09	Feb 28, 2015
RSU	Feb 28, 2014	333					333	-		Feb 28, 2016
RSU	Feb 28, 2014	669					669	-		Feb 28, 2017
PSU[3,4]	Feb 28, 2014	742					742	-		Feb 28, 2017
SAR[3,4],6	Apr 30, 2015		8,862				8,862	$245.48		Apr 30, 2018 to Apr 30, 2022
PSU[3,4],6	Apr 30, 2015		6,646				6,646	-		Apr 30, 2018

The number of PSU, SAR and Restricted Stock Units (RSU) awards is calculated using an approach based on the average three day closing mid-market share price at the time of grant.

[1]	All awards are over ADSs.

[2]	In accordance with the plan rules, the vested PSU and RSU awards have been increased to reflect the dividends paid by Shire in the period from the grant date to the vesting date.

[3]	The maximum SAR and PSU awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting.

[4]	Performance conditions attached to SAR and PSU awards granted in 2013 and 2014 are Non GAAP Adjusted ROIC and Non GAAP EBITDA. Performance conditions attached to SAR and PSU awards granted from 2015 onwards are Product Sales and Non GAAP EBITDA. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

[5]	As disclosed in the 2012 remuneration report, Dr. Ornskov was granted an award of restricted stock as part of his recruitment that subsequently vested on February 28, 2015. The vesting of this award resulted in a release of 15,286 ADSs to Dr. Ornskov. The award was subject to Dr. Ornskov's continued service during the vesting period.

[6]	A two-year holding period will apply following the three-year vesting period for both SAR and PSU awards granted from 2015 onwards.

On January 1, 2015 Dr. Ornskov and Mr. Poulton were granted an option over ADSs pursuant to the Shire 2014 ESPP, saving $568.18 per fortnight. On November 2, 2015 Dr. Ornskov and Mr. Poulton exercised their option over 69 ADSs at an exercise price of $180.66 per ADS. On November 1, 2015 Dr. Ornskov was granted on option over ADSs pursuant to the Shire 2015 Global ESPP, saving $480.77 per fortnight.

g) TSR performance graph and CEO pay

The graph below shows the Total Shareholder Return (“TSR”) for Shire and the FTSE 100 Index over the seven year period ending December 31, 2015. TSR is calculated as the change (indexed) between the fourth quarter TSR in the relevant year and the base year. The FTSE 100 Index reflects the 100 largest quoted companies by market capitalisation in the United Kingdom and has been chosen because the FTSE 100 represents the broad market Index within which the Company’s shares are traded.

Total Shareholder Return - change in value of a hypothetical £100 holding over seven years

Rebased to 100 (GBP)

The historical total remuneration for the person undertaking the role of CEO is set out in the table below.

	2009	2010	2011	2012	2013		2014	2015
					Mr. Russell	Dr. Ornskov
Short-term incentive (% of maximum)	70%	65%	50%	48%	26%	81%	100%	100%
Long-term incentive (% of maximum)	84%	88%	100%	100%	50%	-	-	100%
Total remuneration ($’000)	$4,781	$9,634	$17,506	$13,430	$5,759	$3,402	$4,137	$21,581

These calculations are based on the methodology prescribed in the Schedule 8 Regulations. In particular, the long-term incentive figures relate to any awards that vest shortly after the end of the relevant financial year. Note Dr. Ornskov did not have any long-term incentive awards vest until 2015.

h) Percentage change in CEO remuneration

The following table shows the percentage change in the base salary, taxable benefits and annual bonus of the CEO between the current and previous financial year compared to the average percentage change for all other employees.

	Percentage change between 2014 to 2015
	Salary and fees	Taxable benefits	Short-term incentives[1]
CEO[2]	17%	-49%	17%
All other employees[3]	10%	136%	20%

1 Due to timing of the 2015 year-end process, the actual short-term incentive figures for all other employees had not been finalized by the date of this report. Therefore, the 2015 short-term incentive figures represent target figures multiplied by the 2015 Corporate Bonus Modifier score approved by the Committee in early February, which represents the Company’s best estimate of actual bonus outcomes.

2 Reflects the 2014 and 2015 remuneration for Flemming Ornskov as reported in the single total figure of remuneration table in Part 2(b).

3 Reflects the average change in remuneration for all other employees globally that were annual bonus eligible. To help minimise distortions in the underlying data, certain adjustments have been made. In particular, the figures have been prepared on the basis of permanent employees who have been employed with the Company for the two preceding calendar years to provide for a consistent employee comparator group. This approach is consistent with the disclosure presented in the 2014 Annual Report on Remuneration.

CEO

As previously explained in Part 1 of this report, the increase in the CEO’s salary is due to the 25% increase in his salary from $1,350,000 to $1,688,000, effective July 1, 2015. This increase was awarded in light of Dr. Ornskov’s exceptional performance since his appointment as CEO, the increased size and complexity of the business and the need for Dr. Ornskov’s compensation package to be positioned competitively against Shire’s peer groups. The decrease of 49% in the CEO’s taxable benefits is because the CEO was provided with temporary living support and associated tax assistance in 2014 under the Company’s mobility policy, which he is no longer eligible for. The increase in the CEO’s short-term incentive is due to his short-term incentive being calculated as a percentage of his higher base salary.

All other employees

The increase in salary and fees from 2014 to 2015 is primarily due to annual merit increases, as well as multiple inflationary increases in Latin American countries. The significant increase in taxable benefits is due a much greater number of employees being eligible to receive bonuses under the Company’s retention program in 2015 than in 2014, in order to retain key personnel during the uncertainty of the AbbVie deal. The difference in the short-term incentives figure is due to actual short-term incentive payments in 2014 being compared to target figures (multiplied by the 2015 Corporate Bonus Modifier score) in 2015.

i) Relative importance of spend on pay

The Company considers employee remuneration costs in the context of the general financial performance and position of the Company, including when determining the annual salary increase budget, the annual equity grant budget and annual bonus funding for the organization.

The following graphs set out for 2014 and 2015 the overall spend on pay, shareholder distributions (dividends and share buybacks) and for further context, Non GAAP EBITDA (from continuing operations). This approach is consistent with the disclosure presented in the 2014 Annual Report on Remuneration.

Overall Spend on Pay increased by 7% in 2015 reflecting a 10% increase in the regular workforce in support of business growth and expansion. Non GAAP EBITDA increased 6% in 2015 as a result of continued product sales growth, held back by increased investment in combined R&D and SG&A.

j) Remuneration Committee

Terms of reference

The Committee is responsible for agreeing the broad remuneration policy for the organization and the individual packages for the Chairman, Executive Directors, and certain other senior leadership roles. Within the agreed policy, the Committee determines the terms and conditions to be included in service agreements, including termination payments and compensation commitments, where applicable. The Committee also determines performance targets applicable to the Company’s annual bonus and long-term incentive plans, and has oversight of the Company’s share incentive schemes. The Committee’s terms of reference were reviewed in April 2015 and are available in full on the Company’s website www.shire.com. Other information included on or accessible through our website does not constitute a part of this report and the reference to our website does not constitute incorporation by reference of such information, and should not be relied upon.

Membership and attendance

The Board considers all members of the Committee to be independent. The Directors in the table below served as members of the Committee during the period within which remuneration for the relevant financial year was under consideration.

Committee member	Meeting attendance[1]
Anne Minto (Chairman)	7(7)
William Burns	7(7)
Steven Gillis	7(7)
Sara Mathew[2]	0(0)
David Stout[3]	3(3)

Note: The number in brackets denotes the number of meetings that Committee members were eligible to attend.

1 There were five scheduled meetings and two ad hoc Committee meetings held during 2015.

2 Sara Mathew was appointed as a member of the Committee on December 3, 2015 and will attend her first Committee meeting in January 2016.

3 David Stout stepped down as a member of the Committee on April 28, 2015.

The Chairman, CEO and CFO attend meetings of the Committee by invitation, but are not present in any discussions relating to their own remuneration.

Remuneration Committee activities in 2015

In 2015, the Committee discussed the key agenda items set out in the following table:

Key agenda items
Overall remuneration

•     Approval of 2014 performance and remuneration decisions for the CEO, the interim CFO and the Executive Committee

•     Approval of remuneration arrangements for CFO

•     Approval of one off salary increase for the CEO

•     Review of the 2015 year end compensation process and budgets for all employees

•     Review of preliminary 2015 performance and remuneration decisions for the CEO, CFO and the Executive Committee

Short-term incentives	• Assessment of Company performance against the 2014 annual bonus funding scorecard • Approval of the 2015 corporate scorecard • Preliminary review of the 2016 corporate scorecard
Long-term incentives

•     Approval of the final LTIP rules and All Employee Share Plan rules

•     Approval of the 2015 performance measures for LTIP awards to Executive Directors

•     Approval of annual offerings of Sharesave and ESPP awards

•     Consideration of potential SAEs in relation to outstanding PSP and LTIP performance cycles

Governance and other matters

•     Approval of the 2014 DRR

•     Approval of changes to Shire’s Change in Control severance policies

•     Approval of an expenses policy for the Chairman and Executive Directors

•     Consideration of trends in executive remuneration and corporate governance developments

•     Regular updates on legislative, regulatory and corporate governance changes

•     Approval of approach to late 2015 shareholder consultation exercise

•     Consideration of shareholder feedback

•     Review of the Committee’s terms of reference

•     Review of the CEO, CFO and the Executive Committee’s shareholdings

•     Review of the Committee’s effectiveness

Shareholder context for the Committee’s activities

The table below shows how shareholders voted in respect of the remuneration report and remuneration policy at the AGM held on April 28, 2015.

Resolution	For (including discretionary votes)%		Against	%	Votes cast as a % of relevant shares in issue	Withheld[1]
Advisory vote: To approve the Directors’ Remuneration Report	429,855,512	97.20	12,372,754	2.80	74.75	1,468,195
Binding vote: To approve the Directors’ Remuneration Policy	414,168,513	93.99	26,500,604	6.01	74.49	3,027,344

1 Votes withheld are not a vote in law and are not counted in the calculation of the proportion of votes validly cast.

Advisors

In discharging its responsibilities in 2015, the Committee was materially assisted by those employees performing the roles of Chief Human Resources Officer and Group Vice President, Total Rewards and HR Operations. In addition, PricewaterhouseCoopers LLP (“PwC”), appointed by the Committee, continued to serve as independent external advisor to the Committee following a competitive tendering process in early 2012. PwC also provided global consultancy services to the Company in 2015, primarily in respect of tax matters. Fees paid to PwC in relation to remuneration services provided to the Committee totalled £284,000 in 2015 and were determined based on the scope and nature of the projects undertaken for the Committee.

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

Approval

Approved by the Board and signed on its behalf by:

Anne Minto

Chairman of the Remuneration Committee

February 23, 2016

Appendix - Directors’ Remuneration Policy – key elements

a) Executive Director remuneration policy

The purpose of the remuneration policy is to recruit and retain high caliber executives and encourage them to enhance the Company’s performance responsibly and in line with the Company’s strategy and shareholder interests. The remuneration policy was approved by shareholders at the April 2015 AGM (April 28, 2015) and will be effective for a period of three years. Whilst there is currently no intention to revise the policy more frequently than every three years, the Committee will review the policy on an annual basis to ensure it remains strategically aligned and appropriately positioned against the market. Where any change to policy is considered, the Committee will consult with major shareholders prior to submitting a revised policy for shareholder approval.

This section sets out the key parts of the remuneration policy. The complete remuneration policy as approved by shareholders can be found within the 2014 Directors’ Remuneration Report.

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

The annual base salaries for the Executive Directors are set out in Part 2(a) of this report.

Fixed elements – Retirement and other benefits
To ensure that benefits are competitive in the markets in which the Company operates.

Executive pension benefits are provided in line with market practice in the country in which an Executive is based.

The Company provides a range of other benefits which may include a car allowance, long-term disability and life cover, private medical insurance and financial and tax advisory support. These benefits are not pensionable. Other benefits may be offered if considered appropriate by the Committee.

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
Short-term incentives - Executive Annual Incentive Plan (“EAIP”)

To reward individuals with an award based on achievement of pre-defined, Committee approved corporate objectives (the corporate scorecard) and the individual’s contributions toward achieving those objectives.

Key performance measures are set by the Committee in the context of annual performance and ensuring progress towards the Company’s strategy – to grow value for all our stakeholders – focusing and excelling in everything we do to meet the current and future needs of patients.

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

Each year the Committee determines the measures and weightings for the corporate scorecard within the following parameters:

•  At least 75% of the corporate scorecard will be based on financial performance; and

•  Non financial corporate scorecard measures will be based on other strategic priorities for the relevant financial year. For 2015, this was aligned with the Company’s four key strategic drivers:

-  Growth;

-  Innovation;

-  Efficiency; and

-  People.

The precise allocation between financial and non financial measures (as well as the weightings within these measures), will depend on the strategic focus of the Company in any given year.

Long-term incentives – Long-Term Incentive Plan (“LTIP”)

To incentivize individuals to achieve sustained growth through superior long-term performance and to create alignment with shareholders.

The LTIP measures, Product Sales and Non GAAP EBITDA, were selected by the Committee as it believes that they represent meaningful and relevant measurements of performance and are an important measure of the Company’s ability to meet the strategic objective to grow value for all the Company’s stakeholders.

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

•  PSU awards. A Performance Share Unit (“PSU”)[1] is the right to receive a specified number of Ordinary Shares or ADSs.

SAR and PSU awards granted to Executive Directors vest three years from the date of grant, subject to the satisfaction of performance measures and are governed by the LTIP rules. SAR awards can be exercised up to the seventh anniversary of the date of grant.

Vesting of awards requires the achievement of two independent measures:

•   Product Sales[2] targets (50% weighting); and

•   Non GAAP EBITDA[3] targets (50% weighting).

The Committee will also use a Non GAAP Adjusted ROIC[4] underpin at the end of the three year performance period to assess the underlying performance of the Company before determining final vesting levels.

The award may include dividend shares representing accumulated dividends on the portion of the award that vests.

The Committee reserves the right to make adjustments to the measures to reflect significant one off items that occur during the vesting period (Significant Adjusting Events (“SAEs”)). Potential SAEs are reviewed by the Committee against pre-existing guidelines[5]. The Committee will make full and clear disclosure of any such adjustments in the Directors’ Remuneration Report (“DRR”) at the end of the performance period.

A two year holding period will apply following the three year vesting period for both PSUs and SARs. Shares may be sold in order to satisfy tax or other relevant liabilities as a result of the award vesting.

Maximum annual awards for Executive Directors in face value terms are 840% of salary for grants under the LTIP, consisting of:

•  480% of base salary for SAR awards; and

•  360% of base salary for PSU awards.

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

1 Formerly referred to as Performance Share Awards (“PSAs”), name changed in the LTIP approved by shareholders at the 2015 AGM.

2 Product Sales is defined as product sales from continuing operations.

3 Non GAAP EBITDA growth is defined as the CAGR of Non GAAP EBITDA, as derived from the Group’s Non GAAP financial results included in its full year earnings releases, over the three year vesting period.

4 Non GAAP Adjusted ROIC reflects the definition used by the Company in its corporate scorecard. This definition aims to measure true underlying economic performance of the Company, by making a number of adjustments to ROIC as derived from the Company’s Non GAAP financial results including:

•	Adding back to Non GAAP operating income all R&D expenses and operating lease costs incurred in the period;

•	Capitalizing on the Group’s balance sheet historical, cumulative R&D, in process R&D and intangible asset impairment charges and operating lease costs which previously have been expensed;

•	Deducting from Non GAAP operating income and an amortization charge for the above capitalized costs based on the estimated commercial lives of the relevant products;

•	Excluding the income statement and balance sheet impact of non-operating assets (such as surplus cash and non-strategic investments); and

•	Taxing the resulting adjusted operating income at the underlying Non GAAP effective tax rate.

5 The Significant Adjusting Events pre-existing guidelines consist of the following:

•	The event results from a strategic action that has a short-term impact on Non GAAP Adjusted ROIC or Non GAAP EBITDA growth, but is in the long-term interest of shareholders or the event was external and results in a significant change to the Company’s operating environment;

•	The event is a one off (as opposed to recurring) in nature;

•	The event is “significant” which is defined by reference to its impact on Non GAAP EBITDA relative to a materiality threshold; and

•	The event was not taken into account when the performance matrix was set.

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
Long-term incentives - Portfolio Share Plan (“PSP”)
Previous awards granted to incentivize individuals to achieve sustained growth through superior long-term performance and create alignment with shareholders’ interests.

Outstanding and unvested awards for the CEO comprise SAR and PSU awards. Vesting of PSP awards will be subject to the achievement of Non GAAP EBITDA and Non GAAP Adjusted ROIC targets within a performance matrix.

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

Where an individual’s employment terminates, the PSP rules provide for unvested long-term incentive awards to lapse except as set out below.

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

Outstanding awards granted to the CEO that were granted in 2013 and 2014, are set out in Part 2(f) of this report.

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

The Company reimburses reasonably incurred expenses and the Non-Executive Directors are also paid an additional fee in respect of each transatlantic trip made for Board meetings.

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

Short-term incentives

•     The appointed Executive Director will be eligible to earn a discretionary annual incentive award in accordance with the rules and terms of Shire’s Executive Annual Incentive Plan.

•     The level of opportunity will be consistent with that stated in section (a) of this policy.

Long-term incentives

•     The Executive Director will be eligible for performance based equity awards in accordance with the rules and terms of Shire’s Long-Term Incentive Plan.

•     The quantum will be consistent with that stated in section (a) of this policy.

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

•     Replacement share awards, if used, will be granted using the Company’s existing long-term incentive plan to the extent possible, although awards may also be granted outside of this plan if necessary and as permitted under the Listing Rules.

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
Short-term incentives

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

•     Where an individual’s employment terminates, the LTIP rules provide for unvested long-term incentive awards to lapse except as set out below.

•     Under the LTIP rules, where an individual is determined to be a “good” leaver, unvested long-term incentive awards will vest at the normal vesting date subject to performance against applicable performance conditions and, unless the Committee determines otherwise, prorating for time. Any Committee determination will take into account a number of considerations, in particular performance and other circumstances relating to their termination of employment.

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

•     In relation to unvested long-term incentive awards, the LTIP rules provide that unvested awards will normally only vest on a change in control to the extent that any performance condition has been satisfied and would be reduced where more than a year remains until the relevant vesting date, unless the Committee determines otherwise.

•     The Committee’s policy is that contracts of employment should not provide additional compensation on severance as a result of change in control.

External appointments

Executive Directors are permitted to hold one fee-paying external non-executive directorship, subject to prior approval by the Board. Any fees received from such appointments are retained by the Executive Director. During 2015, there were no external non-executive directorships held by the Executive Directors.

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

e) Shareholder engagement

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

f) Remuneration of other employees

The Committee recognizes that remuneration has an important role to play in supporting the implementation and achievement of the Company’s strategy and ongoing performance. When making remuneration decisions in respect of the Executive Directors, the Committee is sensitive to pay and employment conditions across the Company, in particular in relation to base salary decisions where the Committee considers the broader employee salary increase budget. The Committee approves the overall annual bonus funding for the Company each year and has oversight over the grant of all LTIP awards across the Company. In addition, annual performance for the Executive Directors is measured against the backdrop of the same corporate scorecard that is appropriately used to assess performance across the organization. This assessment of corporate scorecard performance includes a review of Non GAAP EBITA, Non GAAP Adjusted ROIC and product sales, adjusted to exclude the impact of the annual bonus corporate modifier on the full year results.

Given Shire’s diverse employee base, employing over 5,500 people in 50 locations, the Committee does not consider it appropriate to consult with employees over the remuneration policy for Executive Directors. However, many of the Company’s employees are shareholders through the Company’s all employee share plans, and are therefore able to express their views on director remuneration at each general meeting. The Company also periodically carries out an employee engagement survey which provides employees the opportunity to feedback their views on a variety of employment related matters, including remuneration.

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

The following table reconciles US GAAP Net Income to Non GAAP EBITDA and Non GAAP EBITA:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
		(US$ in millions)
US GAAP Net Income	1,303.4	3,405.5	665.1	745.4	865.0
(Deduct) / add back:
Loss/(gain) from discontinued operations net of tax	34.1	(122.7)	754.5	60.3	17.7
Equity in losses/(earnings) of equity method investees, net of taxes	2.2	(2.7)	(3.9)	(1.0)	(2.5)
Income taxes	46.1	56.1	277.9	203.1	236.9
Receipt of break fee	-	(1,635.4)	-	-	-
Other (income)/ expense, net	(3.7)	(8.9)	3.9	2.2	(18.5)
Interest expense	41.6	30.8	38.1	38.2	39.1
Interest income	(4.2)	(24.7)	(2.1)	(3.0)	(1.9)
US GAAP Operating Income from continuing operations	1,419.5	1,698.0	1,733.5	1,045.2	1,135.8
Amortization	498.7	243.8	152.0	153.6	145.0
Depreciation	138.5	163.5	127.6	109.0	119.5
Asset impairments	643.7	190.3	27.0	197.9	16.0
Integration and acquisition costs	70.9	263.2	(134.1)	36.5	0.1
Divestments and reorganizations	83.2	92.7	72.3	(18.1)	41.6
Legal and litigation costs	9.5	9.2	9.0	94.1	-
Costs associated with AbbVie’s terminated offer for Shire	60.1	95.8	-	-	-
Non GAAP EBITDA	2,924.1	2,756.5	1,987.3	1,618.2	1,458.0
Depreciation	(138.5)	(163.5)	(127.6)	(109.0)	(119.5)
Non GAAP EBITA	2,785.6	2,593.0	1,859.7	1,509.2	1,338.5

Non GAAP EBITDA margin(1)	43%	44%	38%	32%	30%

1 Non GAAP EBITDA as a percentage of product sales, excluding royalties and other revenues.

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 12, 2016 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, and (iii) all current directors and executive officers of the Company as a group. As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” regulations with respect to executive compensation disclosure in Item 11 of this annual report on Form 10-K and is not required thereunder to identify any “named executive officers”. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	Number of ordinary shares beneficially owned on February 12, 2016	Percent of ordinary shares (1)
Beneficial owner
BlackRock Inc. - 55 East 52nd Street, New York NY 10022	59,740,451	10.1%

Management
Susan Kilsby	16,074	*
Dr. Flemming Ornskov (2)	224,022	*
Jeffrey Poulton (3)	26,841	*
David Kappler	12,088	*
Dominic Blakemore	948	*
Olivier Bohuon	1,290	*
William Burns	3,291	*
Dr. Steven Gillis	3,510	*
Dr. David Ginsburg	1,863	*
Sara Mathew	228	*
Anne Minto	4,575	*
All Directors and Executive Officers of the Company (15 persons) (4)	338,602	*

* Less than 1%

1.	For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 12, 2016 (being 60 days after February 12, 2016) through the release of restricted shares and the exercise of any vested stock options and awards.

2.	Includes 102,603 restricted shares and 55,491 shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming a share price of $159.90, the closing price on February 12, 2016.

3.	Includes 3,846 restricted shares and 14,352 shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming a share price of $159.90, the closing price on February 12, 2016.

4.	Includes restricted shares and shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming a share price of $159.90, the closing price on February 12, 2016.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year to December 31, 2015, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,588,426	52.02	6,946,248

Equity compensation plans not approved by security holders	-	-
Total	9,588,426		6,946,248

(1) This number reflects the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Shire Global Employee Stock Purchase Plan. In addition, certain of the Company’s plans provide for the award of options, share appreciation rights (“SARs”) and restricted stock units (“RSUs”) without limitation of the number of shares that can be awarded.

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

Year to December 31,	2015	2014
	$’M	$’M
Audit fees (1)	4.7	4.0
Audit related fees(2)	0.4	0.2

Tax fees(3)	0.1	-
All other fees(4)	3.9	4.4

Total fees	9.1	8.6

(1)	Audit fees consisted of audit work only the Independent Registered Public Accountant can reasonably be expected to perform, such as statutory audits.

(2)	Audit-related fees consist of work generally only the Independent Registered Public Accountant can reasonably be expected to perform, such as procedures relating to regulatory filings.

(3)	Tax fees consisted principally of assistance with matters related to compliance and advice in various tax jurisdictions.

(4)	In the year to December 31, 2015 All other fees includes reporting accountant fees of $3.9 million, in connection with Shire’s proposed combination with Baxalta. In the year to December 31, 2014 All other fees includes reporting accountant fees of $4.0 million, in connection with AbbVie’s terminated offer for Shire, and HR system implementation support fees of $0.4 million.

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

Certain services have been pre-approved by the Audit, Compliance & Risk Committee as part of its pre-approval policy, including:

•	audit services, such as audit work performed in the preparation of consolidated financial statements, as well as work that generally only the Independent Registered Public Accountant can reasonably be expected to provide, including comfort letters, statutory audits and consultation regarding financial accounting and/or reporting standards;

•	audit-related services, such as the audit of employee benefit plans, and special procedures required to meet certain regulatory requirements; and

•	certain tax services, such as tax compliance services and tax advice on employee remuneration strategies.

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

ITEM 15: Exhibits and financial statement schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2015 and 2014

Consolidated Statements of Income for each of the three years in the period ended December 31, 2015

Consolidated Statements of Comprehensive Income for each of the three years in the period ended

December 31, 2015

Consolidated Statements of Changes in Equity for each of the three years in the period ended

December 31, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2015 and 2014

Statements of Income for each of the three years in the period ended December 31, 2015

Statements of Changes in Equity for each of the three years in the period ended December 31, 2015

Statements of Cash Flows for each of the three years in the period ended December 31, 2015

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2015.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

Exhibit number	Description

2.01	Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc. (1)
2.02	Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (2)
2.03	Cooperation Agreement dated July 18, 2014 between AbbVie Inc. and Shire plc. (3)
2.04	Termination Agreement dated October 20, 2014 between AbbVie Inc. and Shire plc. (4)
2.05	Agreement and Plan of Merger dated as of January 11, 2015 among Shire Pharmaceuticals Holdings Ireland Limited, Knight NewCo 2, Inc., NPS Pharmaceuticals Inc., and Shire plc. (5)
2.06	Agreement and Plan of Merger dated as of November 2, 2015 among Dyax Corp., Shire Pharmaceuticals International, Parquet Courts, Inc. and Shire plc. (6)
2.07	Agreement and Plan of Merger dated as of January 11, 2016 among Shire plc, Bear Tracks, Inc. and Baxalta Incorporated. (7)
3.01	Form of Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008. (8)
3.02	Form of Article of Association of Shire plc as amended by a special resolution passed on April 26, 2011 and adopted by a special resolution passed on April 26, 2011. (9)
4.01	Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005.(10)
4.02	Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005. (11)
4.03	Form of Ordinary Share Certificate of Shire Limited. (12)
4.04	Form of American Depositary Receipt Certificate of Shire Limited. (13)
4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008. (14)
4.06	Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder dated May 23, 2011. (15)
10.01*	Revised and Restated Master License Agreement dated November 20, 1995 among Shire BioChem Inc (f/k/a BioChem Pharma Inc.), Glaxo Group Limited, Glaxo Wellcome Inc. (formerly Glaxo Canada Inc.), Glaxo Wellcome Inc. (formerly Glaxo Inc.), Tanaud Holdings (Barbados) Limited, Tanaud International B.V. and Tanaud LLC. (16)
10.02*	Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr. (17)
10.03	Form of Indemnity Agreement for Directors of Shire Limited. (18)
10.04	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010. (19)
10.05	Service Agreement between Shire Pharmaceutical, LLC and Mr. Flemming Ornskov, dated October 24, 2012. (20)
10.06	Facilities Agreement dated November 11, 2013 among Shire plc, Morgan Stanley Bank International Limited, as mandated lead arranger, bookrunner and agent, and the other parties thereto. (21)
10.07	Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto. (22)
10.08	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent. (23)
10.09	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent. (24)
10.10	US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement dated 12 December 2014. (25)
10.11	Facilities Agreement dated January 11, 2015 among Shire Plc, Citigroup Global Markets Limited, as mandated lead arranger and bookrunner, and the other parties thereto. (26)

10.12	Executive Employment Agreement between Shire Human Genetic Therapies, Inc. and Jeffrey V. Poulton, dated April 29, 2015. (27)
10.13	US$ 5,600,000,000 Term Facilities Agreement dated November 2, 2015 among Shire plc, Morgan Stanley Bank International Limited and Deutsche Bank AG, London Branch. (28)
10.14	Consent Request dated November 4, 2015 to US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement. (29)
10.15	Consent Request Approval Notice dated November 20, 2015 to US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement. (30)
10.16	Letter Agreement among Shire plc, Baxalta Incorporated and Baxter International Inc. dated January 11, 2016. (31)
10.17	Bridge Facilities Agreement among Shire plc, Barclays Bank plc and Morgan Stanley Bank International Limited dated January 11, 2016. (32)
10.18	Contingent Value Rights Agreement by and between Shire plc and American Stock Transfer & Trust Company, LLC dated as of January 22, 2016. (33)
21	List of Subsidiaries
23.1	Consent of Deloitte LLP
23.2	Consent of Deloitte LLP
31.1	Certification of Flemming Ornskov pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of Jeffrey Poulton pursuant to Rule 13a - 14 under The Exchange Act.
32.1	Certification of Flemming Ornskov and Jeffrey Poulton pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on November 12, 2013.

(2)	Incorporated by reference to Exhibit 2.1 to Shire’s Form 8-K filed on January 22, 2014.

(3)	Incorporated by reference to Exhibit 2.2 to Shire's Form 8-K filed on July 24, 2014.

(4)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on October 22, 2014.

(5)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on January 12, 2015.

(6)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on November 2, 2015.

(7)	Incorporated by reference to Exhibit 2.1 to Shire's Form 8-K filed on January 11, 2016.

(8)	Incorporated by reference to Exhibit 99.02 to Shire's Form 8-K filed on October 1, 2008.

(9)	Incorporated by reference to Exhibit 3.1 to Shire's Form 8-K filed on May 1, 2014.

(10)	Incorporated by reference to Exhibit 4.01 to Shire's Form 8-K filed on May 23, 2008.

(11)	Incorporated by reference to Exhibit 4.02 to Shire's Form 8-K filed on May 23, 2008.

(12)	Incorporated by reference to Exhibit 4.03 to Shire's Form 8-K filed on May 23, 2008.

(13)	Incorporated by reference to Exhibit 4.04 to Shire's Form 8-K filed on May 23, 2008.

(14)	Incorporated by reference to Exhibit 4.05 to Shire's Form 10-K filed on February 27, 2009.

(15)	Incorporated by reference to Exhibit (a) to Shire's Form F-6 filed on April 27, 2011.

(16)	Incorporated by reference to Exhibit 10.09 to Shire's Form 10-K/A filed on May 30, 2008.

(17)	Incorporated by reference to Exhibit 10.1 to Shire's Form 10-Q filed on November 7, 2006.

(18)	Incorporated by reference to Exhibit 10.07 to Shire's Form 8-K filed on May 23, 2008.

(19)	Incorporated by reference to Exhibit 10.27 to Shire's Form 10-Q filed on May 6, 2010.

(20)	Incorporated by reference to Exhibit 10.29 to Shire's Form 10-K filed on February 25, 2013.

(21)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on November 12, 2013.

(22)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 16, 2013.

(23)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on February 21, 2014.

(24)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on April 11, 2014.

(25)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on December 17, 2014.

(26)	Incorporated by reference to Exhibit 10.1 to Shire’s Form 8-K filed on January 12, 2015.

(27)	Incorporated by reference to Exhibit 10.33 to Shire's Form 10-Q filed on July 30, 2015.

(28)	Incorporated by reference to Exhibit 10.2 to Shire's Form 8-K filed on November 2, 2015.

(29)	Incorporated by reference to Exhibit 10.01 to Shire's Form 8-K filed on November 30, 2015.

(30)	Incorporated by reference to Exhibit 10.02 to Shire's Form 8-K filed on November 30, 2015.

(31)	Incorporated by reference to Exhibit 10.1 to Shire's Form 8-K filed on January 11, 2016.

(32)	Incorporated by reference to Exhibit 10.2 to Shire's Form 8-K filed on January 11, 2016.

(33)	Incorporated by reference to Exhibit 10.1 to Shire's Form 8-K filed on January 22, 2016.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as at December 31, 2015 and 2014	F4
Consolidated Statements of Income for each of the three years in the period to December 31, 2015	F6
Consolidated Statements of Comprehensive Income for each of the three years in the period to December 31, 2015	F8
Consolidated Statements of Changes in Equity for each of the three years in the period to December 31, 2015	F9
Consolidated Statements of Cash Flows for each of the three years in the period to December 31, 2015	F12
Notes to the Consolidated Financial Statements	F14

Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period to December 31, 2015	S1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as at December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as at December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom

February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as at December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Shire Income Access Share Trust (the “Trust”) based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as at December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as at and for the year ended December 31, 2015 of the Company and the Trust and our reports dated February 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom
February 23, 2016

SHIRE PLC

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2015	2014
	Notes	$’M	$’M
ASSETS
Current assets:
Cash and cash equivalents		135.5	2,982.4
Restricted cash		86.0	54.6
Accounts receivable, net	6	1,201.2	1,035.1
Inventories	7	635.4	544.8
Deferred tax asset	26	-	344.7
Prepaid expenses and other current assets	9	197.4	221.5

Total current assets		2,255.5	5,183.1

Non-current assets:
Investments		50.8	43.7
Property, plant and equipment (“PP&E”), net	10	828.1	837.5
Goodwill	11	4,147.8	2,474.9
Other intangible assets, net	12	9,173.3	4,934.4
Deferred tax asset	26	121.0	112.1
Other non-current assets		33.3	46.4

Total assets		16,609.8	13,632.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	13	2,050.6	1,909.4
Short-term borrowings	15	1,511.5	850.0
Other current liabilities	14	144.0	262.5

Total current liabilities		3,706.1	3,021.9

Non-current liabilities:
Long-term borrowings	15	69.9	-
Deferred tax liability	26	2,205.9	1,210.6
Other non-current liabilities	16	798.8	736.7

Total liabilities		6,780.7	4,969.2

Commitments and contingencies	17	-	-

SHIRE PLC

CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
		2015	2014
	Notes	$’M	$’M

Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 601.1 million shares issued and outstanding (2014: 1,000 million shares authorized; and 599.1 million shares issued and outstanding)	21	58.9	58.7
Additional paid-in capital		4,486.3	4,338.0
Treasury stock: 9.7 million shares (2014: 10.6 million shares)	21	(320.6)	(345.9)
Accumulated other comprehensive loss	18	(183.8)	(31.5)
Retained earnings		5,788.3	4,643.6

Total equity		9,829.1	8,662.9

Total liabilities and equity		16,609.8	13,632.1

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC

CONSOLIDATED STATEMENTS OF INCOME

Year to December 31,		2015	2014	2013
	Notes	$’M	$’M	$’M
Revenues:
Product sales		6,099.9	5,830.4	4,757.5
Royalties		300.5	160.8	153.7
Other revenues		16.3	30.9	23.1

Total revenues		6,416.7	6,022.1	4,934.3

Costs and expenses:
Cost of product sales		969.0	979.3	670.8
Research and development(1)		1,564.0	1,067.5	933.4
Selling, general and administrative(1)		2,341.2	2,025.8	1,651.3
Goodwill impairment charge		-	-	7.1
Gain on sale of product rights		(14.7)	(88.2)	(15.9)
Reorganization costs	4	97.9	180.9	88.2
Integration and acquisition costs	5	39.8	158.8	(134.1)

Total operating expenses		4,997.2	4,324.1	3,200.8

Operating income from continuing operations		1,419.5	1,698.0	1,733.5

Interest income		4.2	24.7	2.1
Interest expense		(41.6)	(30.8)	(38.1)
Other income/(expense), net		3.7	8.9	(3.9)
Receipt of break fee	24	-	1,635.4	-

Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees		1,385.8	3,336.2	1,693.6
Income taxes	26	(46.1)	(56.1)	(277.9)

Equity in (losses)/ earnings of equity method investees, net of taxes		(2.2)	2.7	3.9

Income from continuing operations, net of taxes		1,337.5	3,282.8	1,419.6

(Loss)/gain from discontinued operations, net of taxes[1]	8	(34.1)	122.7	(754.5)

Net income		1,303.4	3,405.5	665.1

(1)	Research and development (“R&D”) includes IPR&D intangible asset impairment charges of $643.7 million for the year to December 31, 2015 (2014: $190.3 million, 2013: $19.9 million). Selling, general and administrative (“SG&A”) costs include amortization of intangible assets relating to intellectual property rights acquired of $498.7 million for the year to December 31, 2015 (2014: $243.8 million, 2013: $152.0 million).

SHIRE PLC

CONSOLIDATED STATEMENTS OF INCOME (continued)

Year to December 31,	Notes	2015		2014		2013

Earnings per ordinary share - basic

Earnings from continuing operations		226.5	c	559.6	c	257.2	c
(Loss)/gain from discontinued operations	1	(5.8	c)	20.9	c	(136.7	c)

Earnings per ordinary share - basic		220.7	c	580.5	c	120.5	c

Earnings per ordinary share - diluted

Earnings from continuing operations		225.5	c	555.2	c	245.3	c
(Loss)/gain from discontinued operations	1	(5.8	c)	20.8	c	(127.8	c)

Earnings per ordinary share - diluted		219.7	c	576.0	c	117.5	c

Weighted average number of shares (millions):
Basic	22	590.4		586.7		552.0
Diluted	22	593.1		591.3		590.3

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year to December 31,	2015	2014	2013
	$'M	$'M	$'M
Net income	1,303.4	3,405.5	665.1
Other comprehensive income:
Foreign currency translation adjustments	(156.4)	(136.1)	25.3

Unrealized holding gain/(loss) on available-for-sale securities (net of taxes of $nil, $1.3 million, and $0.1 million)	4.1	(5.6)	(2.0)
Comprehensive income	1,151.1	3,263.8	688.4

The components of accumulated other comprehensive loss as at December 31, 2015 and December 31, 2014 are as follows:

	December 31,	December 31,
	2015	2014
	$’M	$’M
Foreign currency translation adjustments	(182.1)	(25.7)
Unrealized holding loss on available-for-sale securities, net of taxes	(1.7)	(5.8)

Accumulated other comprehensive loss	(183.8)	(31.5)

The accompanying notes are an integral part of these consolidated financial statements.

SHIRE PLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions of US dollars except share data)

	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive loss $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2015	599.1	58.7	4,338.0	(345.9)	(31.5)	4,643.6	8,662.9
Net income	-	-	-	-	-	1,303.4	1,303.4
Other comprehensive loss, net of tax	-	-	-	-	(152.3)	-	(152.3)
Options exercised	2.0	0.2	16.4	-	-	-	16.6

Share-based compensation	-	-	100.3	-	-	-	100.3

Tax benefit associated with exercise of stock options	-	-	31.6	-	-	-	31.6

Shares released by employee benefit trust to satisfy exercise of stock options	-	-	-	25.3	-	(24.3)	1.0

Dividends	-	-	-	-	-	(134.4)	(134.4)
As at December 31, 2015	601.1	58.9	4,486.3	(320.6)	(183.8)	5,788.3	9,829.1

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2015 Shire plc declared and paid dividends of 23.30 US cents per ordinary share (equivalent to 69.90 US cents per ADS) totaling $134.4 million.

SHIRE PLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (continued)

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

Dividends per share

During the year to December 31, 2014 Shire plc declared and paid dividends of 20.76 US cents per ordinary share (equivalent to 62.28 US cents per ADS) totaling $121.2 million.

SHIRE PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

(In millions of US dollars except share data)

	Common stock Number of shares M's	Common stock $'M	Additional paid-in capital $’M	Treasury stock $'M	Accumulated other comprehensive income $'M	Retained earnings $'M	Total equity $'M
As at January 1, 2013	562.5	55.7	2,981.5	(310.4)	86.9	995.5	3,809.2
Net income	-	-	-	-	-	665.1	665.1
Other comprehensive income, net of tax	-	-	-	-	23.3	-	23.3
Options exercised	1.2	0.1	16.1	-	-	-	16.2

Convertible bonds conversion to ordinary shares	33.8	2.8	1,098.7	-	-	-	1,101.5

Share-based compensation	-	-	78.1	-	-	-	78.1

Tax benefit associated with exercise of stock options	-	-	11.9	-	-	-	11.9
Shares purchased by EBT	-	-	-	(50.0)	-	-	(50.0)

Shares purchased under share buy-back program	-	-	-	(193.8)	-	-	(193.8)
Shares released by EBT to satisfy exercise of stock options	-	-	-	103.6	-	(102.7)	0.9

Dividends	-	-	-	-	-	(96.4)	(96.4)
As at December 31, 2013	597.5	58.6	4,186.3	(450.6)	110.2	1,461.5	5,366.0

The accompanying notes are an integral part of these consolidated financial statements.

Dividends per share

During the year to December 31, 2013 Shire plc declared and paid dividends of 17.60 US cents per ordinary share (equivalent to 52.80 US cents per ADS) totaling $96.4 million.

SHIRE PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,303.4	3,405.5	665.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637.2	407.3	324.4
Share-based compensation	100.3	97.0	77.4
Change in fair value of contingent consideration	(149.9)	14.7	(159.1)
Impairment of intangible assets	643.7	190.3	19.9
Goodwill impairment charge	-	-	198.9
Impairment of assets held for sale	-	-	636.9
Write down of assets	-	-	58.2
Gain on sale of product rights	(14.7)	(54.6)	(15.9)
Unwind of inventory fair value step-ups	31.1	91.9	-
Other, net	12.5	29.4	11.4
Movement in deferred taxes	(198.2)	(14.3)	(349.9)
Equity in losses/(earnings) of equity method investees	2.2	(2.7)	(3.9)

Changes in operating assets and liabilities:
Increase in accounts receivable	(211.4)	(66.1)	(148.3)
Increase in sales deduction accruals	97.6	107.6	177.5
Increase in inventory	(63.2)	(25.3)	(36.6)
Decrease/(increase) in prepayments and other assets	37.2	42.4	(60.9)
Increase in accounts and notes payable and other liabilities	109.2	5.3	67.9
Net cash provided by operating activities (A)	2,337.0	4,228.4	1,463.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	(32.0)	(32.6)	(5.3)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(5,553.4)	(4,104.4)	(227.8)
Purchases of non-current investments	(9.5)	(23.1)	(10.6)
Purchases of PP&E	(114.7)	(77.0)	(157.0)
Proceeds from short-term investments	67.0	57.8	-
Proceeds received on sale of product rights	17.5	127.0	19.2
Proceeds from disposal of non-current investments	18.7	21.5	12.1
Other, net	(13.5)	0.2	8.5

Net cash used in investing activities (B)	(5,619.9)	(4,030.6)	(360.9)

SHIRE PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,760.8	2,310.8	-
Repayment of revolving line of credit, long term and short term borrowings	(3,110.9)	(1,461.8)	-
Repayment of debt acquired through business combinations	-	(551.5)	-
Proceeds from ViroPharma call options	-	346.7	-
Payment of dividend	(134.4)	(121.2)	(96.4)
Payments to acquire shares under the share buy-back program	-	-	(193.8)
Payments to acquire shares by the EBT	-	-	(50.0)
Excess tax benefit associated with exercise of stock options	32.4	39.7	13.4
Proceeds from exercise of options	16.6	17.4	17.2
Facility arrangement fee	(24.1)	(10.2)	(13.9)
Contingent consideration payments	(101.2)	(15.2)	(14.1)
Other, net	(0.2)	(0.2)	(7.0)

Net cash provided by/ (used in) financing activities(C)	439.0	554.5	(344.6)

Effect of foreign exchange rate changes on cash and cash equivalents (D)	(3.0)	(9.3)	(0.3)

Net (decrease)/ increase in cash and cash equivalents(A+B+C+D)	(2,846.9)	743.0	757.2
Cash and cash equivalents at beginning of period	2,982.4	2,239.4	1,482.2

Cash and cash equivalents at end of period	135.5	2,982.4	2,239.4

Supplemental information associated with continuing operations:

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M

Interest paid	(20.0)	(14.5)	(29.9)
Income taxes repaid	76.9	395.0	-
Income taxes paid	(145.9)	(200.6)	(290.2)
Receipt of break fee (see Note 24)	-	1,635.4	-

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In millions of US dollars, except where indicated)

1.	Description of operations

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is a biotech company, focusing on developing and marketing innovative medicines for patients with rare diseases and other select conditions.

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

The Company expenses the cost of advertising as incurred. Advertising costs amounted to $56.1 million, $56.4 million and $60.9 million for the years to December 31, 2015, 2014 and 2013 respectively and were included within Selling, general and administrative (“SG&A”) expenses.

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

The results of operations for subsidiaries, whose functional currency is not the US dollar, are translated into the US dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates ruling at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of Other comprehensive loss.

Foreign currency exchange transaction losses included in consolidated statements of income in the years to December 31, 2015, 2014 and 2013 amounted to $26.5 million, $15.6 million and $8.7 million, respectively.

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

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors such as representation on the investee’s Board of Directors and the nature of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet under Investments and its share of the investees’ earnings or losses together with other-than-

temporary impairments in value under equity in (losses)/ earnings of equity method investees, net of taxes in the consolidated statements of income.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in other income, net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included as interest income in the consolidated statements of income.

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

The Company reviews goodwill for impairment by firstly assessing qualitative factors, including comparing the market capitalization of the Company to the carrying value of its assets, to determine whether events or circumstances exist which indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses the totality of events or circumstances and determines if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, after assessing these qualitative factors, it is deemed more likely than not that the fair value of a reporting unit is less than its carrying value, a “two step” quantitative assessment is performed by comparing the carrying value of the reporting unit's net assets (including allocated goodwill) to the fair value of the reporting unit. If the reporting unit's carrying amount is greater than its fair value, a second step is performed whereby the portion of the reporting unit’s fair value relating to goodwill is compared to the carrying value of the reporting unit’s goodwill. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its estimated fair value. In the year to December 31, 2013 the Company has recorded an impairment charge of $198.9 million related to the goodwill allocated to the Company’s former Regenerative Medicine (“RM”) reporting unit. See Note 11 for further details.

(ii)	Other intangible assets

Other intangible assets principally comprise intellectual property rights for products with a defined revenue stream, acquired product technology and IPR&D. Intellectual property rights for currently marketed products and acquired product technology are recorded at fair value and amortized over the estimated useful life of the related product, which ranges from 4 to 24 years (weighted average 20 years). IPR&D acquired through a business combination is capitalized as an indefinite lived intangible asset until the completion or abandonment of the associated R&D efforts. IPR&D is reviewed for impairment using a “one-step” approach which compares the fair value of the IPR&D asset with its carrying amount. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the IPR&D asset. Once the R&D efforts are completed the useful life of the relevant assets will be determined, and the IPR&D asset amortized over this useful economic life.

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

Adopted during the period

Balance Sheet Classification of Deferred Taxes

In November 2015 the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the balance sheet presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position compared to the current practice of classifying deferred income tax liabilities and assets into both current and noncurrent amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.

Shire adopted this guidance prospectively in the current period presented and the prior year balance sheet classification of deferred taxes has not been adjusted. The adoption of this guidance primarily resulted in a reclassification of net current deferred tax assets to net non-current deferred tax liabilities in the Consolidated Balance Sheet as at December 31, 2015.   See Note 26 for details.

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

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015 the FASB issued guidance to simplify the accounting for measurement-period adjustment. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance further requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance will be effective for fiscal year beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016 the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update revises the entity’s accounting related to the classification and measurement of investment in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance will be effective for fiscal year beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The guidance on equity securities without readily determinable fair value will be applied prospectively to all equity instruments that exist as of the date of the adoption of this standard. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

(y)	Statutory accounts

The consolidated financial statements as at December 31, 2015 and 2014, and for each of the three years in the period to December 31, 2015 do not comprise statutory accounts within the meaning of Section 434 of the UK Companies Act 2006 or Article 104 of the Companies (Jersey) Law 1991.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2014 prepared under UK GAAP and in compliance with Jersey law have been delivered to the Registrar of Companies for Jersey. The consolidated accounts of the Company for the year to December 31, 2014 prepared in accordance with US GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements were filed with the UKLA. The auditor’s reports on these accounts were unqualified.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2015 prepared under UK GAAP and in compliance with Jersey law will be delivered to the Registrar of Companies in Jersey in 2016. The Company further expects to file the consolidated accounts of the Company for the year to December 31, 2015, prepared in accordance with US GAAP, in fulfillment of the Company’s UKLA annual reporting requirements with the UKLA in 2016.

3.	Business combinations

Proposed combination with Baxalta Incorporated (“Baxalta”)

On January 11, 2016 Shire announced that the boards of directors of Shire and Baxalta had agreed on the terms of a recommended combination of Shire with Baxalta. Under the terms of the agreement, Baxalta shareholders will receive $18.00 in cash and 0.1482 Shire ADSs per Baxalta share. Based on Shire’s closing ADS price on January 8, 2016, this implies a total value of $45.57 per Baxalta share, representing an aggregate consideration of approximately $32 billion.

Baxalta is a global biopharmaceutical company that focuses on developing, manufacturing and commercializing therapies for orphan diseases and underserved conditions in hematology, oncology and immunology.

Closing of the transaction is subject to approval by Shire and Baxalta shareholders, certain regulatory approvals, redelivery of tax opinions initially delivered at signing and other customary closing conditions and representations. The transaction is a class 1 transaction for Shire for the purposes of the UK Listing Rules and requires the approval of Shire shareholders. A shareholder circular, together with notice of the relevant shareholder meeting, will be distributed to Shire shareholders in due course. The parties expect the transaction to close in mid-2016.

Acquisition of Dyax Corp. (“Dyax”)

On January 22, 2016 Shire acquired all of the outstanding share capital of Dyax for $37.30 per share in cash. Under the terms of the merger agreement Dyax shareholders may receive additional value through a non-tradable contingent value right worth $4.00 per share, payable subject to FDA approval of DX-2930.

Dyax was a publicly traded, Massachusetts-based rare disease biopharmaceutical company primarily focused on the development of plasma kallikrein (pKal) inhibitors for the treatment of HAE. Dyax’s most advanced clinical program is SHP643 (formerly DX-2930), a Phase 3 program with the potential for improved efficacy and convenience for HAE patients. SHP643 has received Fast Track, Breakthrough Therapy, and Orphan Drug designations by the FDA and has also received Orphan Drug status in the EU. Dyax also brings the marketed product, KALBITOR, a plasma kallikrein inhibitor for the treatment of acute attacks of HAE in patients 12 years of age and older.

The acquisition of Dyax will be accounted for as a business combination using the acquisition method. The preliminary acquisition-date fair value consideration is $6,330.0 million, comprising cash paid on closing of $5,934.0 million and the preliminary fair value of the contingent value right of $396.0 million (maximum payable $646.0 million). The assets acquired and the liabilities assumed from Dyax will be recorded at the date of acquisition, at their fair value. Shire's consolidated financial statements will reflect these fair values at, and the results of Dyax will be included in Shire's consolidated statement of income from, January 22, 2016. As the initial accounting for the business combination has not yet been completed, further disclosure relating to this acquisition will be included in the Company's Form 10-Q for the three months ended March 31, 2016.

In the year to December 31, 2015 the Company expensed costs of $13.2 million (2014: $nil) relating to the acquisition of Dyax, which have been recorded within integration and acquisition costs in the Company's consolidated income statement.

Acquisition of NPS Pharma

On February 21, 2015 Shire completed its acquisition of 100% of the outstanding share capital of NPS Pharma. The acquisition-date fair value of cash consideration paid on closing was $5,220 million.

The acquisition of NPS Pharma added GATTEX/REVESTIVE, approved in the US and EU for the treatment of adults with Short Bowel Syndrome (“SBS”) who are dependent on parenteral support, a rare and potentially fatal gastrointestinal disorder and NATPARA/NATPAR approved in the US and indicated as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT, a rare endocrine disease, to Shire’s portfolio of currently marketed products.

The acquisition of NPS Pharma has been accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from NPS Pharma have been recorded at their preliminary fair values at the date of acquisition, being February 21, 2015. The Company’s consolidated financial statements include the results of NPS Pharma from February 21, 2015.

The amount of NPS Pharma’s post-acquisition revenues and pre-tax losses included in the Company’s consolidated statement of income for the year to December 31, 2015 were $285.9 million and $96.7 million respectively. The pre-tax loss includes charges relating to the unwind of inventory fair value adjustments of $29.8 million, intangible asset amortization of $260.3 million and integration costs of $90.1 million.

The purchase price allocation was finalized in the fourth quarter of 2015. The Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed, including measurement period adjustments recorded during 2015, is outlined below:

Fair value
$’M

ASSETS
Current assets:
Cash and cash equivalents	41.6
Short-term investments	67.0
Accounts receivable	33.4
Inventories	89.4
Other current assets	11.1

Total current assets	242.5

Non-current assets:
PP&E	4.8
Goodwill	1,551.0
Other intangible assets
- currently marketed products	4,640.0
- royalty rights (categorized as "Other amortized intangible assets" )	353.0

Total assets	6,791.3

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	75.7
Short-term debt	27.4

Non-current liabilities:
Long-term debt, less current portion	78.9
Deferred tax liabilities	1,385.2
Other non-current liabilities	4.5

Total liabilities	1,571.7

Fair value of identifiable assets acquired and liabilities assumed	5,219.6

Consideration
Cash consideration paid	5,219.6

(a) Other intangible assets – currently marketed products

Other intangible assets totaling $4,640.0 million relate to intellectual property rights acquired for NPS Pharma’s currently marketed products, primarily attributed to NATPARA/NATPAR and GATTEX/REVESTIVE. The fair value of the currently marketed products is and has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.

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

The fair value of these royalty rights has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each royalty right.

The estimated useful lives of these royalty rights range from 4 to 5 years (weighted average 4 years), with amortization being recorded on a straight-line basis.

(c) Goodwill

Goodwill arising of $1,551.0 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of NPS Pharma with the operations of Shire, particularly those synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

In the year to December 31, 2015 the Company expensed costs of $144.5 million (2014: $nil) relating to the acquisition and post-acquisition integration of NPS Pharma, which have been recorded within Integration and acquisition costs in the Company’s consolidated statement of income.

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

	December 31,		December 31,
	2015		2014
	$’M		$’M
Revenues	6,446.6		6,246.1

Net income from continuing operations	1,293.6		2,950.7

Per share amounts:
Net income from continuing operations per share - basic	219.1	c	502.9	c

Net income from continuing operations per share - diluted	218.1	c	499.0	c

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to decrease net income by $105.3 million for the year to December 31, 2014 to reflect acquisition costs incurred by Shire and NPS Pharma, and increase net income by $105.3 million for the year to December 31, 2015 to eliminate acquisition costs incurred;

(ii)	an adjustment to decrease net income by $18.8 million for the year to December 31, 2014 to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold, and a corresponding increase in net income for the year to December 31, 2015;

(iii)	an adjustment of $22.2 million in the year to December 31, 2014 to reflect additional interest expense associated with the drawdown of debt to partially finance the acquisition of NPS Pharma and the amortization of related deferred debt issuance costs; and

(iv)	an adjustment to increase amortization expense by approximately $22.2 million in the year to December 31, 2015 and $177.0 million in the year to December 30, 2014 related to amortization of the fair value of identifiable intangible assets acquired and the elimination of NPS Pharma’s historical intangible asset amortization expense.

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

The purchase price allocation is preliminary pending the determination of the fair values of certain assets and liabilities. The purchase price has been allocated on a preliminary basis to the SHP640 IPR&D intangible asset ($300.0 million), net current assets assumed ($3.0 million), net non-current liabilities assumed (including deferred tax liabilities) ($116.6 million) and goodwill ($112.4 million). Goodwill is not deductible for tax purposes.

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

The acquisition of Meritage has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from Meritage have been recorded at their fair values at the date of acquisition, being February 18, 2015. The Company’s consolidated financial statements and results of operations include the results of Meritage from February 18, 2015.

The purchase price allocation is final. The purchase price has been allocated to acquired SHP621 IPR&D intangible asset ($175.0 million), net current assets assumed ($5.5 million), net non-current liabilities assumed (including deferred tax liabilities) ($45.9 million) and goodwill ($32.3 million). Goodwill is not deductible for tax purposes.

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

The purchase price allocation was finalized in the fourth quarter of 2014. The Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed is outlined below:

Identifiable assets acquired and liabilities assumed	Acquisition date fair value $’M
ASSETS
Current assets:
Cash and cash equivalents	232.6
Short-term investments	57.8
Accounts receivable	52.2
Inventories	203.6
Deferred tax assets	100.7
Purchased call option	346.7
Other current assets	50.9

Total current assets	1,044.5

Non-current assets:
PP&E	24.7
Goodwill	1,655.5
Other intangible assets
- Currently marketed products	2,320.0
- In-Process Research and Development (“IPR&D”)	315.0
Other non-current assets	10.4

Total assets	5,370.1

LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	122.7
Convertible bond	551.4

Non-current liabilities:
Deferred tax liabilities	603.5
Other non-current liabilities	95.5

Total liabilities	1,373.1

Fair value of identifiable assets acquired and liabilities assumed	3,997.0

Consideration
Cash consideration paid	3,997.0

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

(c) Goodwill

Goodwill arising of $1,655.5 million, which is not deductible for tax purposes, includes the expected operational synergies that will result from combining the commercial operations of ViroPharma with those of Shire; other synergies expected to be realized due to Shire’s structure; intangible assets that do not qualify for separate recognition at the time of the acquisition; and the value of the assembled workforce.

Acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”)

On June 11, 2014 Shire completed the acquisition of 100% of the outstanding share capital of Lumena, a privately owned US incorporated biopharmaceutical company. The acquisition date fair value of the consideration totaled $464.3 million, comprising cash consideration paid on closing of $300.3 million and the fair value of contingent consideration payable of $164 million. In the year to December 31, 2015 Shire settled all future contingent milestones payable for a one-time cash payment of $90 million.

This acquisition brought two novel, orally active therapeutic compounds SHP625 (formerly LUM001) and SHP626 (formerly LUM002). Both compounds are inhibitors of the apical sodium-dependent bile acid transport (“ASBT”), which is primarily responsible for recycling bile acids from the intestine to the liver. At acquisition date SHP625 was being investigated for the potential relief of the extreme itching associated with cholestatic liver disease and three other indications. In the year to December 31, 2015 Shire fully impaired the SHP625 IPR&D intangible asset (see Note 12 for further details). SHP626 is in development for the treatment of nonalcoholic steatohepatitis.

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

Other Acquisitions

On July 9, 2014 Shire acquired BIKAM Pharmaceuticals, Inc. (“BIKAM”), a US-based biopharmaceutical company with pre-clinical compounds that could provide an innovative approach to treating autosomal dominant retinitis pigmentosa (adRP). In the third quarter of 2014 Shire also acquired certain assets and employees related to the production of BUCCOLAM from its previous contract manufacturer SCM Pharma Limited (“SCM”). The aggregate acquisition date fair value of the consideration for these two acquisitions was $17.9 million, comprising cash paid on closing of $12.1 million and the fair value of contingent consideration payable in respect of BIKAM of $5.8 million. In respect of BIKAM following achievement and payment of the first development milestone in the year to December 31, 2015, the maximum contingent consideration which may now be payable by Shire in future periods is $89.5 million contingent upon the achievement of certain development, regulatory and commercial milestones.

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

This acquisition brought the global rights of lifitegrast (now SHP606) into Shire’s portfolio which, at acquisition date, was in Phase 3 development for the treatment of DED.

Top-line results from OPUS-2, a Phase 3 efficacy and safety study of 5.0% SHP606 ophthalmic solution, were announced on December 6, 2013. On April 30, 2014 Shire announced top-line results from the prospective randomized, double-masked, placebo-controlled SONATA trial which indicated no ocular or drug-related serious adverse events. Following a meeting with the FDA, on May 16, 2014 Shire announced that it intended to submit an NDA for SHP606 in the first quarter of 2015 as a treatment for signs and symptoms for DED in adults. On April 9, 2015 Shire announced that the FDA had accepted the NDA and had granted the NDA Priority Review designation. The FDA set an action date of October 25, 2015, based on the Prescription Drug User Fee Act V (”PDUFA”).

On October 16, 2015 the FDA requested an additional clinical study as part of a complete response letter to the NDA. The FDA also requested more information related to product quality. On October 27, 2015, Shire announced positive topline results from the OPUS-3 trial. These data showed OPUS-3 met the primary endpoint of significantly improving patient-reported symptoms of DED from baseline to day 84 (p=0.0007).  Additionally, OPUS-3 met the secondary endpoints of symptom improvement from baseline to days 14 and 42 (p<0.0001 for both endpoints). Shire used these data as part of the resubmission of the NDA on January 22, 2016. On February 4, 2016, Shire announced that the FDA had acknowledged receipt of the resubmission of the NDA. The FDA determined that the submission was a complete response and has assigned a 6-month review period for the NDA and a PDUFA date of July 22, 2016.

The acquisition of SARcode has been accounted for as a business combination using the acquisition method. The assets and liabilities assumed from SARcode have been recorded at their fair values at the date of acquisition, being April 17, 2013. The Company’s consolidated financial statements and results of operations include the results of SARcode from April 17, 2013.

The purchase price has been allocated to acquired IPR&D in respect of SHP606 ($412 million), net current liabilities assumed ($8.2 million), net non-current liabilities assumed, including deferred tax liabilities ($122.4 million) and goodwill ($86.6 million). This acquisition resulted in goodwill of $86.6 million, which is not deductible for tax purposes. Goodwill includes the value of the assembled workforce and the related scientific expertise in ophthalmology which allows for potential expansion into a new therapeutic area.

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

Premacure was developing a protein replacement therapy SHP607 (formerly referred to as “PREMIPLEX”) currently in Phase 2 development, for the prevention of Retinopathy of Prematurity (“ROP”). ROP is a rare and potentially blinding eye disorder that primarily affects premature infants and is one of the most common causes of visual loss in childhood. Together, the acquisitions of SARcode and Premacure build Shire’s presence in the ophthalmic therapeutic area. In December 2014 Shire received notification that SHP607 was granted fast Track designation by the FDA. In addition, SHP607 has been granted orphan drug designation in both the US and EU. A Phase 2 clinical trial completed enrolment in December 2015.

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

Lotus Tissue Repair was developing a proprietary recombinant form of human collagen Type VII (“rC7”) as the first and only intravenous protein replacement therapy currently being investigated for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”).  DEB is a devastating orphan disease for which there is no currently approved treatment option other than palliative care. The acquisition added to Shire’s pipeline a late-stage pre-clinical product for the treatment of DEB with global rights. In the year to December 31, 2015 Shire fully impaired the SHP608 IPR&D intangible asset (see Note 12 for further details).

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

In the year to December 31, 2015 the Company incurred reorganization costs totaling $97.9 million respectively, relating to employee involuntary termination benefits and other reorganization costs. Reorganization costs of $343.4 million have been incurred since the reorganization began in May 2013. The One Shire reorganization is now substantially complete. The Company estimates that further costs in respect of the One Shire reorganization of approximately $50 million will be expensed as incurred during the first half of 2016.

The liability for reorganization costs arising from the One Shire business reorganization at December 31, 2015 is as follows:

	Opening liability	Amount		Closing liability at
	at January 1,	charged to re-		December 31,
	2015	organization	Paid/Utilized	2015
	$'M	$'M	$'M	$'M

Involuntary termination benefits	38.0	65.4	(88.4)	15.0
Other reorganization costs	-	32.5	(22.4)	10.1
	38.0	97.9	(110.8)	25.1

At December 31, 2015 the closing reorganization cost liability was recorded within accounts payable and accrued expenses.

5.	Integration and acquisition costs

For the year to December 31, 2015 Shire recorded net integration and acquisition costs of $39.8 million. The net integration and acquisition costs principally comprises costs related to the acquisition and integration of NPS Pharma, Viropharma, Dyax and the proposed combination with Baxalta ($189.7 million), offset by a net credit relating to the change in the fair value of contingent consideration liabilities ($149.9 million). This net credit principally relates to the acquisition of Lumena, reflecting the agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders for a one-time cash payment of $90 million and the acquisition of Lotus Tissue Repair, Inc. reflecting a lower probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”)) as a result of certain preclinical toxicity findings (see note 12 for further details).

In the year to December 31, 2014 Shire recorded integration and acquisition costs of $158.8 million, comprised of $144.1 million relating to the acquisition and integration of ViroPharma and a net charge of $14.7 million relating to the change in fair value of contingent consideration liabilities (principally in relation to the acquisition of SARcode Bioscience Inc. (“SARcode”), reflecting Shire’s increased confidence in the SHP606 asset, offset by credits in relation to the acquisition of FerroKin BioSciences, Inc., reflecting the decision to place the Phase 2 clinical trial for SHP602 on clinical hold).

In the year to December 31, 2013 Shire recorded a net credit to integration and acquisition costs of $134.1 million, comprising costs associated with the acquisitions of ViroPharma, SARcode and Lotus of $25.0 million which were more than offset by a net credit related to the change in the fair value of contingent consideration liabilities of $159.1 million (principally in relation to the acquisition of SARcode following receipt of OPUS-2 trial results).

6.	Accounts receivable, net

Accounts receivable at December 31, 2015 of $1,201.2 million (December 31, 2014: $1,035.1 million), are stated at the invoiced amount and net of provision for discounts and doubtful accounts of $55.8 million (December 31, 2014: $48.5 million, 2013: $47.9 million).

Provision for discounts and doubtful accounts:

	2015	2014	2013
	$’M	$’M	$’M
As at January 1,	48.5	47.9	41.7
Provision charged to operations	424.2	338.2	306.8
Provision utilization	(416.9)	(337.6)	(300.6)
As at December 31,	55.8	48.5	47.9

At December 31, 2015 accounts receivable included $79.0 million (December 31, 2014: $59.0 million) related to royalty income.

7.	Inventories

Inventories are stated at the lower of cost or market. Inventories comprise:

	December 31,	December 31,
	2015	2014
	$’M	$’M
Finished goods	184.9	136.0
Work-in-progress	302.0	305.3
Raw materials	148.5	103.5
	635.4	544.8

8.	Results of discontinued operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the consolidated statements of income for all periods presented. In the year to December 31, 2015 the Company recorded a loss from discontinued operations of $34.1 million (net of tax of $18.9 million), primarily relating to a change in estimate in relation to reserves for onerous leases retained by the Company.

In the year to December 31, 2014 the Company recorded a gain from discontinued operations of $122.7 million (net of tax of $211.3 million). The gain from discontinued operations in the year to December 31, 2014 includes a tax credit of $211.3 million primarily driven by a tax benefit arising following a reorganization of the former Regenerative Medicine business undertaken in the fourth quarter of 2014, associated with the divestment of the DERMAGRAFT business in the first quarter of 2014. This gain was partially offset by costs associated with the divestment of the DERMAGRAFT business, including a loss on re-measurement of contingent consideration receivable from Organogenesis to its fair value. The loss from discontinued operations in 2013 of $754.5 million (net of tax of $326.4 million) included a goodwill impairment charge of $191.8 million and a charge of $636.9 million upon re-measurement of the divested assets to their fair values less costs to sell.

9.	Prepaid expenses and other current assets

	December 31,	December 31,
	2015	2014
	$’M	$’M
Prepaid expenses	35.6	36.9
Income tax receivable	73.6	121.5
Value added taxes receivable	18.2	13.8
Other current assets	70.0	49.3
	197.4	221.5

10.	Property, plant and equipment, net

	December 31,	December 31,
	2015	2014
	$’M	$’M
Land and buildings	703.1	717.1
Office furniture, fittings and equipment	529.8	494.2
Warehouse, laboratory and manufacturing equipment	297.6	290.0
Assets under construction	93.7	43.9
	1,624.2	1,545.2
Less: Accumulated depreciation	(796.1)	(707.7)
	828.1	837.5

Depreciation expense for the years to December 31, 2015, 2014 and 2013 was $138.5 million, $163.5 million and $127.6 million, respectively.

11.	Goodwill

	December 31,	December 31,
	2015	2014
	$’M	$’M
Goodwill arising on businesses acquired	4,147.8	2,474.9

In the year to December 31, 2015 the Company completed the acquisitions of NPS Pharma, Meritage, Foresight and Solpharm which resulted in aggregate goodwill of $1,700.1 million (see Note 3 for details).

	2015	2014
	$’M	$’M
As at January 1,	2,474.9	624.6
Acquisitions	1,700.1	1,890.5
Foreign currency translation	(27.2)	(40.2)

As at December 31,	4,147.8	2,474.9

12.	Other intangible assets, net

	December 31,	December 31,
	2015	2014
	$’M	$’M
Amortized intangible assets
Intellectual property rights acquired for currently marketed products	9,371.9	4,816.9
Other intangible assets[1]	375.0	30.0
	9,746.9	4,846.9
Unamortized intangible assets
Intellectual property rights acquired for IPR&D	1,362.0	1,550.0
	11,108.9	6,396.9

Less: Accumulated amortization[2]	(1,935.6)	(1,462.5)
	9,173.3	4,934.4

1.	Other intangible assets primarily comprises of royalty right assets acquired with NPS Pharma.

2.	Comprising $1,852.1 million of accumulated amortization for intellectual property rights acquired for currently marketed products and $83.5 million for other intangible assets.

The change in the net book value of other intangible assets for the year to December 31, 2015 and 2014 is shown in the table below:

	Other intangible assets
	2015	2014
	$’M	$’M
As at January 1,	4,934.4	2,312.6
Acquisitions	5,474.9	3,118.6
Divestment of non-core products	-	(17.3)
Amortization charged	(498.7)	(243.8)
Impairment charges	(643.7)	(190.3)
Foreign currency translation	(93.6)	(45.4)
As at December 31,	9,173.3	4,934.4

In the year to December 31, 2015 the Company acquired intangible assets totaling $5,475 million, primarily relating to the fair value of intangible assets for currently marketed products and royalty right assets acquired with NPS Pharma of $4,993 million and IPR&D assets of $475 million acquired with Meritage and Foresight (see Note 3 for further details).

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. In the year to December 31, 2015 the Company identified indicators of impairment in respect of its SHP625 (for the treatment of cholestatic liver disease), and SHP608 (for the treatment of DEB) IPR&D assets.

The indicators of impairment related to SHP625 in 2015 included the results of three Phase 2 studies, comprising a 13-week study of 20 paediatric patients with Alagille syndrome (“ALGS”), a 13 week, double blind, placebo-controlled trial in combination with ursodeoxycholic acid (“UDCA”) for patients with Primary Biliary Cirrhosis (“PBC”), and preliminary results from a 72 week open label Phase 2 study in Progressive Familial Intrahepatic Cholestasis (“PFIC”).  Although both the ALGS and PBC trials indicated a reduction in bile serum acids in the SHP625 treated group, neither of these trials met their primary or secondary endpoints. The interim analysis in the PFIC trial was based on the first 12 subjects who completed 13 weeks of treatment per protocol. There was no statistically significant reduction in mean serum bile acid levels from baseline. Following receipt of these results, the Company also updated its revenue and profitability forecasts for ALGS and PFIC.

As a result of these impairment indicators, the Company reviewed the recoverability of its SHP625 IPR&D asset and recorded impairment charges totaling $467 million (within R&D expenses in the consolidated statement of income) in 2015, to record the SHP625 IPR&D asset to its revised fair value of $nil. This fair value was based on the revised discounted cash flow forecasts associated with SHP625, which included a reduced probability of achieving regulatory approval.

For SHP608, preclinical toxicity findings in the second quarter of 2015 have led to a significant reduction in the probability of achieving regulatory approval of this asset. As a result, the Company recorded an impairment charge of $176.7 million within R&D expenses in the consolidated statement of income to fully write off the SHP608 IPR&D asset.

The fair values of the related contingent consideration liabilities arising from the Lumena and Lotus Tissue Repair acquisitions (through which Shire acquired SHP625 and SHP608 respectively) have also been reduced, resulting in a credit of $203.2 million being recorded in integration and acquisition costs for the year ended December 31, 2015.

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

Management estimates that the annual amortization charge in respect of intangible assets held at December 31, 2015 will be approximately $465 million for each of the five years to December 31, 2020. Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements and the technological advancement and regulatory approval of competitor products.

13.	Accounts payable and accrued expenses

	December 31,	December 31,
	2015	2014
	$’M	$’M
Trade accounts payable and accrued purchases	336.3	247.7
Accrued rebates – Medicaid	632.2	563.9
Accrued rebates – Managed care	350.2	318.2
Sales return reserve	128.3	131.7
Accrued bonuses	152.0	150.7
Accrued employee compensation and benefits payable	102.5	109.1
R&D accruals	65.3	88.3
Other accrued expenses	283.8	299.8
	2,050.6	1,909.4

14.	Other current liabilities

	December 31,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	73.5	16.2
Value added taxes	21.8	16.6
Contingent consideration payable	19.5	194.5
Other current liabilities	29.2	35.2
	144.0	262.5

15.	Borrowings

	December 31,	December 31,
	2015	2014
	$’M	$’M

Short term borrowings:
Borrowings under the Revolving Credit Facilities Agreement (the “RCF”)	750.0	-
Borrowings under the January 2015 Facility Agreement	750.0	-
Borrowings under the 2013 Facilities Agreement	-	850.0
Secured non-recourse debts	11.5	-
	1,511.5	850.0
Long term borrowings:
Secured non-recourse debts	69.9	-
	1,581.4	850.0

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2,100 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions, for which Abbey National Treasury Services PLC (trading as Santander Global Banking and Markets), Bank of America Merrill Lynch International Limited, Barclays Bank PLC, Citigroup Global Markets Limited, Lloyds Bank PLC, The Royal Bank of Scotland PLC and Sumitomo Mitsui Banking Corporation acted as mandated lead arrangers and bookrunners and DNB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Credit Suisse AG, London Branch, Deutsche Bank Luxembourg S.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley Bank International Limited acted as arrangers. Shire is an original borrower and original guarantor under the RCF. Shire has agreed to act as guarantor for any of its subsidiaries that become additional borrowers under the RCF. As at December 31, 2015 the Company utilized $750 million of the RCF.

The RCF, which terminates on December 12, 2020, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million US dollar and euro swingline facility operating as a sub-limit thereof.

Interest on any loans made under the RCF is payable on the last day of each interest period, which may be one week or one, two, three or six months at the election of Shire, or as otherwise agreed with the lenders. The interest rate for the RCF is: LIBOR (or, in relation to any revolving loan in euro, EURIBOR); plus 0.30% per annum subject to change depending upon (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the RCF) in respect of the most recently completed financial year or financial half year and (ii) the occurrence and continuation of an event of default in respect of the financial covenants or the failure to provide a compliance certificate.

Shire shall also pay (i) a commitment fee equal to 35% of the applicable margin on available commitments under the RCF for the availability period applicable thereto and (ii) a utilization fee equal to (a) 0.10% per year of the aggregate of all outstanding loans up to an aggregate base currency amount equal to $700 million, (b) 0.15% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $700 million but is equal to or less than $1,400 million and (c) 0.30% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $1,400 million.

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month relevant period (each as defined in the RCF) must not, at any time, exceed 3.5:1 except that, following an acquisition fulfilling certain criteria, Shire may on a once only basis elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month relevant period (each as defined in the RCF) must not be less than 4.0:1.

The RCF restricts, subject to certain exceptions, Shire’s ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes.

Events of default under the RCF include, subject to customary grace periods and materiality thresholds: (i) non-payment of any amounts due under the finance documents (as defined in the RCF), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the RCF to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the RCF repudiates such agreement or other finance document, among others.

The RCF is governed by English law.

Term Loan Facilities Agreement

January 2016 Facilities Agreement

On January 11, 2016, Shire (as original guarantor and original borrower), entered into, an $18.0 billion bridge facilities agreement with, among others, Barclays Bank PLC ("Barclays"), and Morgan Stanley Bank International Limited, acting as mandated lead arrangers and bookrunners (the “January 2016 Facilities Agreement”). The January 2016 Facilities Agreement comprises two credit facilities: (i) a $13.0 billion term loan facility which, subject to a one year extension option exercisable at Shire's option, matures on January 11, 2017 ("January 2016 Facility A") and (ii) a $5.0 billion revolving loan facility which, subject to a one year extension option exercisable at Shire's option, matures on January 11, 2017 ("January 2016 Facility B"). Shire has agreed to act as guarantor for any of its subsidiaries that become additional borrowers under the January 2016 Facilities Agreement. As of February 23, 2016, the January 2016 Facilities Agreement was undrawn.

January 2016 Facility A may be used to finance the cash consideration payable in respect of the proposed combination with Baxalta and certain costs related to the proposed combination. January 2016 Facility B may be used to finance the redemption of all or part of Baxalta’s senior notes upon completion of the proposed combination.

Interest on any loans made under the January 2016 Facilities Agreement will be payable on the last day of each interest period, which may be one week or one, two, three or six months, or as otherwise agreed with the lenders. The interest rate applicable to the January 2016 Facilities Agreement is LIBOR plus 1.25 percent per annum, increasing by: (i) 0.25 percent per annum on July 11, 2016 and on each subsequent date falling at three month intervals thereafter until (and excluding) April 11, 2017 and (ii) 0.50 percent per annum on April 11, 2017 and on each subsequent date falling at three month intervals thereafter.

Shire shall also pay a commitment fee on the available but unutilized commitments under the January 2016 Facilities Agreement for the availability period applicable to each facility. With effect from first utilization, the commitment fee rate will be 35 percent of the applicable margin. Before first utilization, the commitment fee rate shall be increased in stages from 10 percent to 35 percent of the applicable margin over the period to May 11, 2016.

The January 2016 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the January 2016 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following the combination with Baxalta, or any other acquisition fulfilling certain criteria, Shire may elect on a once only basis to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, and (ii) ratio of EBITDA to Net Interest, for the most recently ended 12-month relevant period (each as defined in the January 2016 Facilities Agreement) must not be less than 4.0:1.

The January 2016 Facilities Agreement restricts, subject to certain exceptions, Shire's ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes. In addition, in certain circumstances and subject to certain broad exceptions, the net cash proceeds of disposals and certain issues, loans, sales or offerings of debt securities by any member of Shire's group must be applied in cancellation of the available commitments under the January 2016 Facilities Agreement and, if applicable, mandatory prepayment of any loans made under the January 2016 Facilities Agreement.

Events of default under the January 2016 Facilities Agreement include, subject to customary grace periods and materiality thresholds: (i) non-payment of any amounts due under the finance documents (as defined in the January 2016 Facilities Agreement), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the January 2016 Facilities Agreement to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the January 2016 Facilities Agreement repudiates the January 2016 Facilities Agreement or any other finance document, among others.

The January 2016 Facilities Agreement is governed by English law.

November 2015 Facilities Agreement

On November 2, 2015, Shire (as original guarantor and original borrower) entered into a $5.6 billion facilities agreement with, among others, Morgan Stanley Bank International Limited and Deutsche Bank AG, London Branch acting as mandated lead arrangers and bookrunners (the “November 2015 Facilities Agreement”).  The November 2015 Facilities Agreement comprises three credit facilities: (i) a $1.0 billion term loan facility which, subject to a one year extension option exercisable at Shire’s option, matures on November 2, 2016 (“November 2015 Facility A”), (ii) a $2.2 billion amortizing term loan facility which matures on November 2, 2017 (“November 2015 Facility B”) and (iii) a $2.4 billion amortizing term loan facility which matures on November 2, 2018 (“November 2015 Facility C”) .

As of December 31, 2015, the November 2015 Facilities Agreement was undrawn. In January 2016 the November 2015 Facilities Agreement was utilized in full to finance the purchase price payable in respect of Shire’s acquisition of Dyax and certain costs related to the acquisition.

Interest on any loans made under the November 2015 Facilities Agreement is payable on the last day of each interest period, which may be one week or one, two, three or six months, or as otherwise agreed with the lenders.  The interest rate applicable is LIBOR plus, in the case of November 2015 Facility A, 0.55% per annum, in the case of November 2015 Facility B, 0.65% per annum and, in the case of November 2015 Facility C, 0.75% per annum, in each case until delivery of the first compliance certificate required to be delivered after the date of the November 2015 Facilities Agreement and is subject to change thereafter depending on (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the November 2015 Facilities Agreement) in respect of the most recently completed financial year or financial half year and (ii)  the occurrence and continuation of an event of default in respect of the financial covenants or failure to provide a compliance certificate.

The November 2015 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the November 2015 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following an acquisition fulfilling certain criteria, Shire may elect on a once only basis to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, and (ii) ratio of EBITDA to Net Interest in respect of the most recently ended 12 month relevant period, (each as defined in the November 2015 Facilities Agreement), must not be less than 4.0:1.

The November 2015 Facilities Agreement restricts, subject to certain exceptions, Shire's ability to incur additional financial indebtedness, grant security over its assets or provide loans/grant credit. Further, any lender may require mandatory prepayment of its participation if there is a change of control of Shire, subject to certain exceptions for schemes of arrangement and analogous schemes.

Events of default under the November 2015 Facilities Agreement include, subject to customary grace periods and materiality thresholds: (i) non-payment of any amounts due under the finance documents (as defined in the November 2015 Facilities Agreement), (ii) failure to satisfy any financial covenants, (iii) material misrepresentation in any of the finance documents, (iv) failure to pay, or certain other defaults, under other financial indebtedness, (v) certain insolvency events or proceedings, (vi) material adverse changes in the business, operations, assets or financial condition of Shire as a whole, (vii) if it becomes unlawful for Shire (or any successor parent company) or any of their respective subsidiaries that are parties to the November 2015 Facilities Agreement to perform their obligations thereunder or (viii) if Shire (or any successor parent company) or any subsidiary thereof which is a party to the November 2015 Facilities Agreement repudiates the November 2015 Facilities Agreement or any other finance document, among others.

The November 2015 Facilities Agreement is governed by English law.

January 2015 Facility Agreement

On January 11, 2015, Shire entered into an $850 million term facility agreement with, among others, Citigroup Global Markets Limited (acting as mandated lead arranger and bookrunner) (the “January 2015 Facility Agreement”) with an original maturity date of January 10, 2016. The maturity date was subsequently extended to July 11, 2016 in line with the provisions within the January 2015 Facility Agreement allowing the maturity date to be extended twice, at Shire’s option, by six months on each occasion.

The January 2015 Facility Agreement was available to finance the purchase price payable in respect of Shire’s acquisition of NPS Pharma (including certain related costs). On September 28, 2015 the Company reduced the January 2015 Facility Agreement by $100 million. As at December 31, 2015 the January 2015 Facility Agreement was fully utilized in the amount of $750 million.  In January 2016 and at various points thereafter, the Company cancelled parts of the January 2015 Facility Agreement. On February 22, 2016, the Company repaid in full the remaining balance of $100 million.

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

As at December 31, 2015 $11.5 million has been included within Short-term borrowings, and $69.9 million has been included within Long-term borrowings in respect of the remaining obligations to DRI.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which provide flexibility to short-term cash management procedures. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As at December 31, 2015 these Credit lines were not utilized.

16.	Other non-current liabilities

	December 31,	December 31,
	2015	2014
	$’M	$’M
Income taxes payable	195.8	199.2
Contingent consideration payable	456.4	435.4
Other non-current liabilities	146.6	102.1
	798.8	736.7

17.	Commitments and contingencies

(a)	Leases

Future minimum lease payments under operating leases at December 31, 2015 are presented below:

Operating
leases
$’M

2016	51.5
2017	40.8
2018	34.6
2019	30.2
2020	29.4
Thereafter	185.8
372.3

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $40.7 million, $32.9 million and $44.0 million for the year to December 31, 2015, 2014 and 2013 respectively, which is predominately included in SG&A expenses in the Company’s consolidated income statement.

(b)	Letters of credit and guarantees

At December 31, 2015 the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $48.0 million (being the contractual amounts), providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

(c)	Collaborative and other licensing arrangements

Details of significant updates in collaborative and other licensing arrangements are included below:

On September 1, 2015 Shire and Sangamo BioSciences, Inc. (“Sangamo”) agreed to revise the collaboration and license agreement originally entered into in January 2012 to expedite the development of ZFP Therapeutics for hemophilia A and B and Huntington's disease. Under the revised terms, Shire has returned to Sangamo the exclusive world-wide rights to gene targets for the development, clinical testing and commercialization of ZFP Therapeutics for hemophilia A and B, and has retained rights and will continue to develop ZFP Therapeutic clinical leads for Huntington's disease and a ZFP Therapeutic for one additional gene target. Each company will be responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. No milestone payments will be made on any program and each company will pay certain royalties to the other on commercial sales up to a specified maximum cap.

As of December 31, 2015 Shire had entered into various other collaborative and out-licensing arrangements under which the Company has out-licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. In some of these arrangements Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success. Under the terms of these collaborative and out-licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $32 million and sales milestones up to an aggregate amount of $43 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the year to December 31, 2015 Shire received cash in respect of up-front and milestone payments totaling $19.6 million (2014: $2.2 million, 2013: $3.0 million). In the year to December 31, 2015 Shire recognized milestone income of $8.9 million (2014: $16.7 million, 2013: $5.0 million) in other revenues and $51.0 million (2014: $46.5 million, 2013: $58.3 million) in product sales for shipment of product to the relevant licensee.

(d)	Commitments

(i)	Clinical testing

At December 31, 2015 the Company had committed to pay approximately $490 million (December 31, 2014: $382 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

At December 31, 2015 the Company had committed to pay approximately $325 million (December 31, 2014: $384 million) in respect of contract manufacturing. The Company expects to pay $ 101 million of these commitments in 2016.

(iii)	Other purchasing commitments

At December 31, 2015 the Company had committed to pay approximately $485 million (December 31, 2014: $265 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $459 million of these commitments in 2016.

(iv)	Investment commitments

At December 31, 2015 the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $22 million (December 31, 2014: $67 million) which may all be payable in 2016, depending on the timing of capital calls. The investment commitments include additional funding to certain VIEs of which Shire is not the primary beneficiary.

(v)	Capital commitments

At December 31, 2015 the Company had committed to spend $60 million (December 31, 2014: $3 million) on capital projects.

(e)	Legal and other proceedings

The Company expenses legal costs as they are incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time. As information becomes known a loss contingency provision is recorded when a reasonable estimate can be made. The estimates are reviewed quarterly and the estimates are changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. At December 31, 2015, provisions for litigation losses, insurance claims and other disputes totaled $9.9 million (December 31, 2014: $16.9 million).

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

On June 23, 2014, the US District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid. On September 24, 2015, the US Court of Appeals of the Federal Circuit (“CAFC”) affirmed that ruling against all of the ANDA filers and the infringement ruling against Johnson Matthey.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc. Watson Pharma, Inc. and Watson Laboratories, Inc. were subsequently added as defendants. A trial took place in April 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid. Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013. The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings. Shire petitioned the Supreme Court for a writ of certiori, which was granted on January 26, 2015. The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s decision in Teva v Sandoz. On June 3, 2015, the CAFC reaffirmed its previous decision to reverse the district court’s claims construction. The case has been remanded to the district court and a trial took place beginning on January 25, 2016. Closing arguments are scheduled to take place on March 11, 2016. The court has not issued its ruling on the trial.

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

In March 2015, Shire was notified that Amneal had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of New Jersey against Amneal, Amneal Pharmaceuticals of New York, LLC, Amneal Life Sciences Pvt. Ltd. and Amneal Pharmaceuticals Co. India Pvt. Ltd. No trial date has been set.

In September 2015, Shire was notified that Lupin Ltd. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the US District Court for the District of Maryland against Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc. and Lupin Atlantis Holdings SA. A Markman hearing is scheduled to take place on August 22, 2016. No trial date has been set.

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

Civil Investigative Demand relating to VANCOCIN

On April 6, 2012, ViroPharma received a notification that the United States Federal Trade Commission (“FTC”) is conducting an investigation into whether ViroPharma had engaged in unfair methods of competition with respect to VANCOCIN. On August 3, 2012, and September 8, 2014, ViroPharma and Shire respectively received Civil Investigative Demands from the FTC requesting additional information related to this matter. Shire has fully cooperated with the FTC’s investigation. At this time, Shire is unable to predict the outcome or duration of this investigation.

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

18.	Accumulated Other Comprehensive loss

The changes in accumulated other comprehensive loss, net of their related tax effects, in the year to December 31, 2015 and 2014 are included below:

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive loss
	$M	$M	$M

As at January 1, 2015	(25.7)	(5.8)	(31.5)
Current period change:

Net current period other comprehensive (loss)/income	(156.4)	4.1	(152.3)

As at December 31, 2015	(182.1)	(1.7)	(183.8)

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income/(loss)
	$M	$M	$M

As at January 1, 2014	110.4	(0.2)	110.2
Current period change:
Other comprehensive (loss)/income before reclassification	(136.1)	3.7	(132.4)
Gain transferred to the income statement (within Other income, net) on disposal of available-for-sale securities	-	(9.3)	(9.3)
Net current period other comprehensive loss	(136.1)	(5.6)	(141.7)

As at December 31, 2014	(25.7)	(5.8)	(31.5)

	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive income
	$M	$M	$M

As at January 1, 2013	85.1	1.8	86.9
Current period change:
Other comprehensive (loss)/income before reclassification	25.3	1.5	26.8
Gain transferred to the income statement (within Other income, net) on disposal of available-for-sale securities	-	(3.5)	(3.5)
Net current period other comprehensive loss	25.3	(2.0)	23.3

As at December 31, 2013	110.4	(0.2)	110.2

19.	Financial instruments

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

Interest rate risk

The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities (see Note 15 for details of each of the Company’s facilities). Interest on each of these facilities is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to US dollar interest rates. At December 31, 2015 the Company had fully utilized the January 2015 Facility Agreement and utilized $750 million of the RCF. Other facilities were not utilized at December 31, 2015.

The Company regularly evaluates the interest rate risk on its facilities. At December 31, 2015 the Company considered the risks associated with floating interest rates on borrowings under its facilities as appropriate. A hypothetical one percentage point increase or decrease in the interest rates applicable to drawings under the January 2015 Facility Agreement and the RCF at December 31, 2015 would increase interest expense by approximately $15 million per annum or would decrease the interest expense by approximately $7 million per annum.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. This exposure is primarily limited to US dollar, Pounds sterling and Euro interest rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short term basis for liquidity purposes, this risk is not actively managed. In the year to December 31, 2015 the average interest rate received on cash and liquid investments was less than 1% per annum. These cash and liquid investments were primarily invested in US dollar term deposits with banks and money market and liquidity funds.

No derivative instruments were entered into during the year to December 31, 2015 to manage interest rate exposure. The Company continues to review its interest rate risk and the policies in place to manage the risk and may enter into derivative instruments to manage interest rate risk in the future.

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

The Company’s revenues from product sales in the US are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year to December 31, 2015 there were three customers in the US that accounted for 47% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the US, specifically, Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”) the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continued to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries in the year to December 31, 2015, including receipts of $116.0 million and $100.0 million in respect of Spanish and Italian receivables, respectively. The Company’s exposure to Greece, both in terms of gross accounts receivable and annual revenues, is not material.

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

At December 31, 2015 the Company had 39 swap and forward foreign exchange contracts outstanding to manage currency risk. The swap and forward contracts mature within 90 days. The Company did not have credit risk related contingent features or collateral linked to the derivatives. The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the consolidated balance sheet. As at December 31, 2015 the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities of $1.4 million, resulting in net derivative assets and derivative liabilities of $0.5 million and $10.1 million, respectively. Further details are included below:

		Fair value	Fair value
		December 31,	December 31,
		2015	2014
		$’M	$’M
Assets	Prepaid expenses and other current assets	1.9	12.6
Liabilities	Other current liabilities	11.5	7.8

Net gains/(losses) (both realized and unrealized) arising on foreign exchange contracts have been classified in the consolidated statements of income as follows:

	Location of net gains/(losses) recognized in income	Amount of net gains/(losses) recognized in income
Year to December 31,		2015	2014	2013
		$’M	$’M	$’M
Foreign exchange contracts	Other income, net	9.5	8.0	(1.8)

These net foreign exchange gains/(losses) are offset within Other income, net by net foreign exchange (losses)/gains arising on the balance sheet items that these contracts were put in place to manage.

20.	Fair value measurement

Assets and liabilities that are measured at fair value on a recurring basis

As at December 31, 2015 and December 31, 2014 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Carrying value and Fair value

	Total	Level 1	Level 2	Level 3
At December 31, 2015	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	17.2	17.2	-	-

Contingent consideration receivable (2)	13.8	-	-	13.8
Foreign exchange contracts	1.9	-	1.9	-

Financial liabilities:
Foreign exchange contracts	11.5	-	11.5	-
Contingent consideration payable(3)	475.9	-	-	475.9

	Total	Level 1	Level 2	Level 3
At December 31, 2014	$'M	$'M	$'M	$'M
Financial assets:
Available-for-sale securities(1)	13.1	13.1	-	-
Contingent consideration receivable (2)	15.9	-	-	15.9
Foreign exchange contracts	12.6	-	12.6	-

Financial liabilities:
Foreign exchange contracts	7.8	-	7.8	-
Contingent consideration payable(3)	629.9	-	-	629.9

(1)	Available-for-sale securities are included within Investments in the consolidated balance sheet.

(2)	Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheet.

(3)	Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration receivable and payables, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), are as follows:

Contingent consideration receivable
	2015	2014
	$'M	$'M

Balance at January 1,	15.9	36.1
Initial recognition of contingent consideration receivable	-	33.6
Loss recognized in the income statement (within discontinued operations) due to change in fair value during the period	-	(33.6)
Gain/(loss) recognized in the income statement (within Gain on sale of product rights) due to change in fair value during the period	13.6	(2.9)
Reclassification of amounts to Other receivables within Other current assets	(17.8)	(20.2)
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.1	2.9

Balance at December 31,	13.8	15.9

Contingent consideration payable

	2015	2014
	$'M	$'M

Balance at January 1,	629.9	405.9
Initial recognition of contingent consideration payable	92.8	226.7
Change in fair value during the period with the corresponding adjustment recognized (within Integration and acquisition costs) in the income statement	(149.9)	14.7
Reclassification of amounts to Other current liabilities	(100.8)	(15.1)
Change in fair value during the period with corresponding adjustment to the associated intangible asset	1.4	2.7
Amounts recorded to other comprehensive income (within foreign currency translation adjustments)	2.5	(5.0)

Balance at December 31,	475.9	629.9

Of the $475.9 million of contingent consideration payable as at December 31, 2015, $19.5 million is recorded within other current liabilities and $456.4 million is recorded within other non-current liabilities in the Company’s balance sheet.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair Value at the Measurement Date

At December 31, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration receivable ("CCR")	13.8	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 70%
			• Future forecast consideration receivable based on contractual terms with purchaser	• $0 to $25 million
			• Assumed market participant discount rate	• 8.4%

Financial liabilities:	Fair Value at the Measurement Date

At December 31, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

Contingent consideration payable	475.9	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 4 to 90%
			• Assumed market participant discount rate	• 1.2 to 12.4%
			• Periods in which milestones are expected to be achieved	• 2016 to 2030
			• Forecast quarterly royalties payable on net sales of relevant products	• $2.1 to $6.6 million

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

Assets Measured at Fair Value on a Non-Recurring Basis using Significant Unobservable Inputs (Level 3)

In the year to December 31, 2015 the Company reviewed its SHP625 and SHP608 IPR&D intangible assets for impairment and recognized an impairment charge of $643.7 million, recorded within R&D in the consolidated income statement, to write-down these IPR&D assets to their fair value. The fair value of these IPR&D assets was determined using the income approach, which used significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, the probabilities of these IPR&D assets receiving regulatory approval, the timeframe for such approval, risk-adjusted forecast future cash flows to be generated by these IPR&D assets and the determination of an appropriate discount rate to be applied in calculating the present value of forecast future cash flows. The fair value of these IPR&D assets, determined at the time of the impairment review, was $nil.

Fair Value at the Measurement Date

At December 31, 2015	Fair value	Valuation Technique	Significant unobservable Inputs	Range
$'M

IPR&D intangible assets (SHP625 and SHP608)	$nil	Income approach (discounted cash flow)	• Probability of regulatory approval being obtained	• 5 to 33%
			• Expected commercial launch date	• 2020 to 2021
			• Assumed market participant discount rate	• 9.1 to 10.7%

The carrying amounts of other financial assets and liabilities materially approximate to their fair value either because of the short-term maturity of these amounts or because there have been no significant changes since the asset or liability was last re-measured to fair value on a non-recurring basis.

21.	Shareholders’ equity

Authorized common stock

The authorized stock of Shire plc as at December 31, 2015, was 1,000,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to fund payments of dividends from any source (other than a capital redemption reserve or nominal capital account) subject to the Directors authorizing the distribution making a solvency statement in the prescribed statutory form. At December 31, 2015, Shire plc’s distributable reserves were approximately $12.1 billion.

Treasury stock

The Company records the purchase of its own shares by the EBT and under the share buy-back program as a reduction of shareholders’ equity based on the price paid for the shares. At December 31, 2015, the EBT held 0.6 million ordinary shares (2014: 0.7 million; 2013: 2.4 million) and 0.2 million ADSs (2014: 0.3 million; 2013: 0.4 million) and shares held under the share buy-back program were 8.5 million ordinary shares (2014: 9.0 million; 2013: 9.8 million). During the year to December 31, 2015 and 2014 the Company did not purchase any shares either through the EBT or under any share buy-back program. In the year to December 31, 2013 a total of 4.2 million ordinary shares and 0.8 million ADSs had been purchased for total consideration of $243.8 million, including stamp duty and broker commission.

Income Access Share Arrangements

Shire has put into place income access arrangements which enable ordinary shareholders, other than ADS holders, to choose whether they receive their dividends from Shire plc, a company tax resident in the Republic of Ireland, or from Shire Biopharmaceutical Holdings (“Old Shire”), a Shire group company tax resident in the UK.

Old Shire has issued one income access share to the Income Access Trust (the “IAS Trust”) which is held by the trustee of the IAS Trust (the “Trustee”). The mechanics of the arrangements are as follows:

i)	If a dividend is announced or declared by Shire plc on its ordinary shares, an amount is paid by Old Shire by way of a dividend on the income access share to the Trustee, and such amount is paid by the Trustee to ordinary shareholders who have elected to receive dividends under these arrangements. The dividend which would otherwise be payable by Shire plc to its ordinary shareholders will be reduced by an amount equal to the amount paid to its ordinary shareholders by the Trustee.

ii)	If the dividend paid on the income access share and on-paid by the Trustee to ordinary shareholders is less than the total amount of the dividend announced or declared by Shire plc on its ordinary shares, Shire plc will be obliged to pay a dividend on the relevant ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

iii)	An ordinary shareholder is entitled to make an income access share election such that he/she will receive his/her dividends (which would otherwise be payable by Shire plc) under these arrangements from Old Shire. This can be done by submitting an IAS arrangement election form containing information on the participating shareholders as required by law.

The ADS Depositary has made an election on behalf of all holders of ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not, under current legislation, be subject to any UK or Irish withholding taxes. If a holder of ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he/she must withdraw his/her ordinary shares from the ADS program prior to the dividend record date set by the ADS Depositary and request delivery of the Shire plc ordinary shares. This will enable him/her to receive dividends from Shire plc.

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the Trustee for the benefit of all ordinary shareholders who make an income access share election in an amount equal to what would have been such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election. If any dividend paid on the income access share and or paid to the ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share election, the dividend on the income access share will be allocated pro rata among the ordinary shareholders and Shire plc will pay the balance to these ordinary shareholders by way of dividend. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Shire will be able to suspend or terminate these arrangements at any time, in which case the full Shire plc dividend will be paid directly by Shire plc to those ordinary shareholders (including the Depositary) who have made an income access share election. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

In the year to December 31, 2015 Old Shire paid dividends totalling $127.7 million (2014: $112.8 million; 2013: $91.1 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

22.	Earnings per share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
Income from continuing operations, net of taxes	1,337.5	3,282.8	1,419.6
(Loss)/ gain from discontinued operations[1]	(34.1)	122.7	(754.5)
Numerator for basic earnings per share	1,303.4	3,405.5	665.1
Interest on convertible bonds, net of tax	-	-	28.3
Numerator for diluted earnings per share	1,303.4	3,405.5	693.4

Weighted average number of shares:
	Millions	Millions	Millions
Basic [1]	590.4	586.7	552.0
Effect of dilutive shares:
Share-based awards to employees [2]	2.7	4.6	4.8
Convertible bonds 2.75% due 2014 [3]	-	-	33.5
Diluted	593.1	591.3	590.3

1. Excludes shares purchased by the EBT and under the shares buy-back program and presented by Shire as treasury stock.

2. Calculated using the treasury stock method.

3. At December 31, 2013, Bondholders had voluntarily converted $1,099,050,000 aggregate principal amount of the Bonds into 33,806,464 fully paid ordinary shares. The remaining outstanding Bonds in an aggregate principle amount of $950,000 were redeemed pursuant to the option redemption notice issued on November 26, 2013. The Company has calculated the impact of the Bonds on diluted earnings per share from January 1, 2013 to the actual date of conversion of the Bonds using the ‘if-converted’ method.

Year to December 31,	2015		2014		2013
Earnings per ordinary share - basic

Earnings from continuing operations	226.5	c	559.6	c	257.2	c

(Loss)/gain from discontinued operations	(5.8	c)	20.9	c	(136.7	c)

Earnings per ordinary share - basic	220.7	c	580.5	c	120.5	c

Earnings per ordinary share - diluted

Earnings from continuing operations	225.5	c	555.2	c	245.3	c

(Loss)/gain from discontinued operations	(5.8	c)	20.8	c	(127.8	c)
Earnings per ordinary share – diluted	219.7	c	576.0	c	117.5	c

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2015	2014	2013
	No. of shares	No. of shares	No. of shares
	Millions	Millions	Millions
Share-based awards to employees[1]	3.4	0.3	0.5

1.	Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire plc’s average share price during the calculation period or (b) the required performance conditions were not satisfied as at the balance sheet date.

23.	Segmental reporting

Shire comprises a single operating and reportable segment engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs.

This segment is supported by several key functions: a Pipeline group, consisting of R&D and Corporate Development, which prioritizes its activities towards late-stage development programs across a variety of therapeutic areas, while focusing its pre-clinical development activities primarily in Rare Diseases; a Technical Operations group responsible for the Company’s global supply chain; and an In-line marketed products group which focuses on commercialized products. The In-Line marketed products group has commercial units that focus exclusively on the commercial execution of its marketed products including in the areas of HAE/LSD, Neuroscience, and Gastrointestinal (“GI”) and Internal Medicine, and to support the development of our pipeline candidates, in Ophthalmics. This ensures that the Company provides innovative treatments, and services the needs of its customers and patients, as efficiently as possible. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be an operating segment.

This single operating and reportable segment is consistent with the financial information regularly reviewed by the Executive Committee (which is Shire’s chief operating decision maker) for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods.

Geographic information

Revenues (based on the geographic location from which the sale originated):

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
Ireland	14.1	18.5	22.5
United States	4,659.2	4,174.1	3,249.3
Rest of World	1,743.4	1,829.5	1,662.5
Total revenues	6,416.7	6,022.1	4,934.3

Long-lived assets comprise all non-current assets, (excluding goodwill and other intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on their relevant geographic location:

Year to December 31,	2015	2014
	$’M	$’M
Ireland	1.7	3.1
United States	751.3	749.8
Rest of World	82.2	91.3

Total	835.2	844.2

Material customers

In the periods set out below, certain customers accounted for greater than 10% of the Company’s product revenues:

	2015	2015	2014	2014	2013	2013
Year to December 31,	$’M	% product revenue	$’M	% product revenue	$’M	% product revenue
AmerisourceBergen Corp	1,048.3	17	759.2	13	721.0	15
McKesson Corp.	1,044.1	17	1,021.0	18	902.9	19
Cardinal Health Inc.	796.9	13	979.9	17	853.7	18

Amounts outstanding as at December 31, in respect of these material customers were as follows:

					2015	2014
December 31,					$’M	$’M
AmerisourceBergen Corp					171.5	134.9
McKesson Corp.					193.1	179.4
Cardinal Health Inc.					181.7	164.5

In the periods set out below, revenues by major product were as follows:

	December 31,	December 31,	December 31,
	2015	2014	2013
	$’M	$’M	$’M

VYVANSE	1,722.2	1,449.0	1,227.8
LIALDA/MEZAVANT	684.4	633.8	528.9
CINRYZE	617.7	503.0	-
ELAPRASE	552.6	592.8	545.6
FIRAZYR	445.0	364.2	234.8
REPLAGAL	441.2	500.4	467.9
ADDERALL XR	362.8	383.2	375.4
VPRIV	342.4	366.7	342.7
PENTASA	305.8	289.7	280.6
FOSRENOL	177.6	183.0	183.4
GATTEX/REVESTIVE	141.7	-	-
XAGRID	100.8	108.5	99.4
INTUNIV	65.1	327.2	334.9
NATPARA	24.4	-	-
Other product sales	116.2	128.9	136.1

Total product sales	6,099.9	5,830.4	4,757.5

24.	Receipt of break fee

On July 18, 2014, the Boards of AbbVie and Shire announced that they had agreed the terms of a recommended combination of Shire with AbbVie, subject to a number of conditions including approval by shareholders and regulators. On the same date Shire and AbbVie entered into a co-operation agreement in connection with the recommended combination. On October 16, 2014, the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of a US Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition.  Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The Company entered into a termination agreement with AbbVie, pursuant to which AbbVie paid the break fee due under the cooperation agreement of approximately $1,635.4 million.  The Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and has not recognized a tax charge in the income statement in 2014. The relevant tax return was submitted on September 23, 2015.

25.	Retirement benefits

The Company makes contributions to defined contribution retirement plans that together cover substantially all employees. The level of the Company’s contribution is fixed at a set percentage of each employee’s pay.

Company contributions to personal defined contribution pension plans totaled $52.3 million, $49.8 million and $45.7 million for the years to December 31, 2015, 2014 and 2013, respectively, and were charged to operations as they became payable.

26.	Taxation

The components of pre-tax income from continuing operations are as follows:

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
Ireland	(11.4)	1,472.0	(47.8)
United States	975.8	1,025.9	1,153.3
Rest of the world	421.4	838.3	588.1
	1,385.8	3,336.2	1,693.6

The provision for income taxes on continuing operations by location of the taxing jurisdiction for the years to December 31, 2015, 2014 and 2013 consisted of the following:

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
Current income taxes:
Ireland	0.8	-	-
US federal tax	191.7	291.8	274.3
US state and local taxes	17.3	25.3	17.9
Rest of the world	17.8	(290.9)	63.4

Total current taxes	227.6	26.2	355.6

Deferred taxes:
US federal tax	(151.2)	39.7	23.8
US state and local taxes	(1.7)	(2.9)	(8.3)
Rest of the world	(28.6)	(6.9)	(93.2)

Total deferred taxes	(181.5)	29.9	(77.7)

Total income taxes	46.1	56.1	277.9

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

The reconciliation of income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees	1,385.8	3,336.2	1,693.6

Statutory tax rate(1)	25.0%	25.0%	25.0%

US R&D credit	(7.7%)	(2.5%)	(4.5%)
Intra-group items(2)	(19.5%)	(6.3%)	(9.2%)
Other permanent items	2.0%	0.7%	(0.7%)
Change in valuation allowance	1.0%	0.8%	0.9%
Difference in taxation rates	7.3%	3.4%	7.8%
Change in provisions for uncertain tax positions	(0.4%)	0.2%	3.8%
Prior year adjustment	(1.6%)	0.1%	(3.4%)
Change in fair value of contingent consideration	(3.8%)	0.3%	(3.6%)
Change in tax rates	0.9%	0.5%	(0.2%)
Receipt of break fee	0.0%	(12.3%)	0.0%
Settlement with Canadian revenue authorities	0.0%	(7.0%)	0.0%
Other	0.1%	(1.2%)	0.5%

Provision for income taxes on continuing operations	3.3%	1.7%	16.4%

(1) In addition to being subject to the Irish corporation tax rate of 25%, in 2015 the Company is also subject to income tax in other territories in which the Company operates, including: Canada (15%); France (33.3%); Germany (15%); Italy (27.5%); Luxembourg (21.0%); the Netherlands (25%); Belgium (33.99%); Spain (28%); Sweden (22%); Switzerland (8.5%); United Kingdom (20%) and the US (35%). The rates quoted represent the statutory federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

(2) Intra-group items principally relate to the effect of inter-company dividends and other intra-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees.

Provisions for uncertain tax positions

The Company files income tax returns in the Republic of Ireland, the US (both federal and state) and various other jurisdictions (see footnote (1) to the table above for major jurisdictions). With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods from 2008, but primarily periods after 2010; these tax audits cover primarily transfer pricing.

In respect of the receipt of the break fee from AbbVie in 2014, the Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and did not recognize a tax charge in the income statement in 2014. The relevant tax return was submitted on September 23, 2015.

While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however, an estimate of such an increase cannot be made.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	$’M	$’M	$’M
Balance at January 1	207.8	355.2	278.7
Increases based on tax positions related to the current year	27.0	20.3	56.8
Decreases based on tax positions taken in the current year	-	-	(0.5)
Increases for tax positions taken in prior years	21.8	64.2	34.5
Decreases for tax positions taken in prior years	(30.6)	(211.0)	(0.8)
Decreases resulting from settlements with the taxing authorities	(1.2)	(9.4)	-
Decreases as a result of expiration of the statute of limitations	(4.4)	(0.6)	(0.6)
Foreign currency translation adjustments(1)	(4.1)	(10.9)	(12.9)

Balance at December 31(2)	216.3	207.8	355.2

(1) Recognized within Other Comprehensive Income

(2) Approximately $207m (2014: $181m, 2013: $355m) of which would affect the effective rate if recognized.

The Company considers it reasonably possible that certain audits currently being conducted could be concluded in the next 12 months, and as a result the total amount of unrecognized tax benefits recorded at December 31, 2015 could decrease by up to approximately $60 million. As at the balance sheet date, the Company believes that its reserves for uncertain tax positions are adequate to cover the resolution of these audits. However, the resolution of these audits could have a significant impact on the financial statements if the settlement differs from the amount reserved.

The Company recognizes interest and penalties accrued related to unrecognized tax positions within income taxes. During the years ended December 31, 2015, 2014 and 2013, the Company recognized a charge / (credit) to income taxes of $0.8m, $(103.1) million and $0.4 million in interest and penalties and the Company had a liability of $26.5 million, $25.8 million and $112.2 million for the payment of interest and penalties accrued at December 31, 2015, 2014 and 2013 respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as at December 31, are as follows:

	December 31,	December 31,
	2015	2014
	$’M	$’M
Deferred tax assets:
Deferred revenue	2.4	3.2
Inventory & warranty provisions	25.8	28.8
Losses carried forward (including tax credits)[1]	980.3	686.3
Provisions for sales deductions and doubtful accounts	178.0	166.7
Intangible assets	5.9	5.8
Share-based compensation	40.6	29.5
Excess of tax value over book value of assets	0.6	13.4
Accruals and provisions	130.4	55.7
Other	19.3	14.0

Gross deferred tax assets	1,383.3	1,003.4
Less: valuation allowance	(416.1)	(324.7)
	967.2	678.7
Deferred tax liabilities:
Intangible assets	(2,850.6)	(1,196.5)
Excess of book value over tax value of assets and investments	(153.9)	(231.8)
Other	(47.6)	(4.2)
Net deferred tax liabilities	(2,084.9)	(753.8)

Balance sheet classifications:
Deferred tax assets - current	-	344.7
Deferred tax assets - non-current	121.0	112.1
Deferred tax liabilities - non-current	(2,205.9)	(1,210.6)
	(2,084.9)	(753.8)

1.	Excluding $30.4 million of deferred tax assets at December 31, 2015 (2014: $24.6 million), related to net operating losses that result from excess stock based compensation and for which any benefit realized will be recorded to stockholders' equity.

At December 31, 2015, the Company had a valuation allowance of $416.1 million (2014: $324.7 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating loss, capital loss and tax-credit carry-forwards in Switzerland (2015: $131.5 million; 2014: $62.3 million); US (2015: $125.9 million; 2014: $77.5 million); Ireland (2015: $22.2 million; 2014: $75.2 million); and other foreign tax jurisdictions (2015 $136.5 million; 2014: $109.7 million).

Management is required to exercise judgment in determining whether deferred tax assets will more likely than not be realized. A valuation allowance is established where there is an expectation that on the balance of probabilities management considers it is more likely than not that the relevant deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs all available positive and negative evidence including cumulative losses in recent years, projections of future taxable income, carry forward and carry back potential under relevant tax law, expiration period of tax attributes, taxable temporary differences, and prudent and feasible tax-planning strategies.

The net increase in valuation allowances of $91.4 million includes (i) increases of $180.4 million relating to operating losses and capital losses primarily acquired with NPS Pharma ($98.9 million) and losses in various jurisdictions ($81.5 million) for which management considers that there is insufficient positive evidence in respect of the factors described above to overcome negative evidence, such as cumulative losses and expiration periods and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full, and ii) decreases of $89 million primarily in respect of Irish tax losses, which based on the assessment of factors described above now provides sufficient positive evidence to support the losses are more likely than not to be realized.

At December 31, 2015, based upon a consideration of the factors described above management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

During the period, the Company adopted ASU No.2015-17 which requires that all deferred tax liabilities and deferred tax assets be presented as non-current in the classified balance sheet (ASU 740-10-45-4) for the purpose of simplifying the balance sheet presentation. In accordance with the permitted transition guidance, this new guidance has been applied prospectively in 2015 and the prior year balance sheet classification of deferred taxes has not been adjusted.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as at December 31, are as follows:

	2015	2014
	$’M	$’M
US federal tax	149.3	38.7
US state tax	77.2	82.8
Republic of Ireland	61.2	75.2
Foreign tax jurisdictions	434.9	351.8
R&D and other tax credits	257.7	137.8
	980.3	686.3

The approximate gross value of net operating losses (“NOLs”) and capital losses at 31 December 2015 is $5,562.3 million (2014: $3,313.0 million). The tax effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
2015
$’M
Within 1 year	0.2
Within 3 to 4 years	41.3
Within 4 to 5 years	12.2
Within 5 to 6 years	12.7
After 6 years	521.8
Indefinitely	392.1

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. At December 31, 2015, that excess totalled $11.3 billion (2014: $8.1 billion). The determination of the additional deferred taxes that have not been provided is not practicable.

27.	Related parties

Shire considers that ArmaGen, Inc. (“ArmaGen”) is a related party by virtue of a combination of Shire’s equity stake in ArmaGen and the worldwide licensing and collaboration agreement between the two parties to develop and commercialize AGT-182. In the year to December 31, 2015 Shire paid $2.5 million in cash to ArmaGen in exchange for an additional equity stake in ArmaGen, following which Shire holds approximately 21% of ArmaGen’s issued equity. In addition, Shire recorded R&D costs arising from the licensing and collaboration arrangement of $7.8 million in the year to December 31, 2015, of which $0.5 million was accrued and unpaid as at December 31, 2015 (2014: $1.0 million).

28.	Share-based compensation plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the consolidated statements of income:

Year to December 31,	2015	2014	2013
	$’M	$’M	$’M
Cost of product sales	7.6	8.5	4.4
Research and development	28.6	22.2	22.8
Selling, general and administrative	37.4	35.9	46.9
Reorganization costs	26.7	30.4	3.3

Total	100.3	97.0	77.4
Less tax	(28.4)	(23.8)	(18.1)
	71.9	73.2	59.3

There were no capitalized share-based compensation costs at December 31, 2015 and 2014.

At December 31, 2015, $115.3 million (2014: $83.1 million, 2013: $97.0 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of 3 years.

At December 31, 2015, $82.0 million (2014: $71.2 million, 2013: $90.3 million) of total unrecognized compensation cost relating to non-vested in-the-money awards (based on the average share price during the year) is expected to be recognized over a weighted average period of 1.9 years (2014: 1.9 years, 2013: 1.7 years).

On May 2, 2013, the Company initiated the reorganization of its business to integrate the three divisions into a simplified One Shire organization (see Note 4 for details). As a result of this reorganization the Company modified the terms of certain of its equity awards to employees and directors impacted by the One Shire reorganization. Included in the stock compensation expense for the year to December 31, 2015, is $26.7 million (2014: $30.4 million, 2013: $3.3 million) of incremental stock compensation costs related to the modification of awards granted to those individuals impacted by the One Shire reorganization.

Share-based compensation plans

Prior to February 28, 2015 the Company granted stock-settled share appreciation rights (“SARs”) and performance share awards (“PSAs”) over ordinary shares and ADSs to Executive Directors and employees under the Shire Portfolio Share Plan (“PSP”) (Parts A and B). The SARs and PSAs granted under the PSP (Parts A & B) to Executive Directors are exercisable subject to performance and service criteria. Substantially all SARs and PSAs granted to employees are exercisable subject only to service criteria.

The principal terms and conditions of SARs and PSAs under the Shire Portfolio Share Plan (Parts A and B) are as follows: (i) the contractual life of SARs is seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting over three years, and (iii) awards granted to the level of Executive Director and Executive Vice President, cliff vest after three years and contain performance conditions based on growth in Non-GAAP adjusted return on invested capital (“Adjusted ROIC”) and Non-GAAP earnings before interest, taxation, depreciation and amortization (“Non-GAAP EBITDA”). In 2014 the Company granted PSAs under the PSP to employees at Executive Vice President level and to a select group of senior employees, which are exercisable subject to performance and service criteria. These PSAs cliff vest after three years and contain performance conditions as explained above.

Since February 28, 2015 the Company has granted awards under the Shire Long Term Incentive Plan 2015 (“LTIP”). Under the LTIP the Company grants stock-settled share appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share units (“PSUs”) over ordinary shares and ADSs to Executive Directors and employees. The PSUs granted under the LTIP and SARs granted to Executive Directors are exercisable subject to performance and service criteria. RSUs granted under the LTIP and SARs granted to all other employees are exercisable subject only to service criteria.

The principal terms and conditions of SARs, RSUs and PSUs granted under the LTIP are as follows: (i) the contractual life of SARs is seven years, (ii) the vesting period of SARs and RSUs granted to employees below the level of Executive Vice President allows for graded vesting, and (iii) all SARs granted to Executive Directors and employees at Executive Vice President level and all PSUs granted cliff vest after three years and, with the exception of SARs granted to employees at Executive Vice President level, contain performance conditions based on product sales and Non-GAAP EBITDA targets; a Non-GAAP Adjusted ROIC underpin is also used at the end of the three year performance period to assess the underlying performance of the Company before determining the final vesting levels for awards with performance conditions. In addition, a further two year holding period will apply to all awards granted to Executive Directors post vesting.

The Company also operates a Global Employee Stock Purchase Plan, and UK/Irish Sharesave Plans.

The following awards were outstanding as at December 31, 2015:

	Compensation type	Number of awards*	Expiration period from date of issue	Vesting period
SARs	SARs	7,326,798	7 years	3 years graded vesting and/or 3 years cliff vesting subject to performance criteria for Executive Directors only

UK/Irish Sharesave Plans	Stock options	113,619	6 months after vesting	3 or 5 years
Global Employee Stock Purchase Plan	Stock options	356,079	On vesting date	1 to 5 years

Stock-settled SARs and stock options		7,796,496
RSUs, PSUs and PSAs	RSUs, PSUs and PSAs	1,791,930	3 years	3 years graded vesting, 3 years cliff vesting subject to performance criteria for Executive Directors and certain senior employees only

Restricted/Performance stock units and Performance share awards		1,791,930

* Number of awards are stated in terms of ordinary share equivalents.

Stock-settled SARs and stock options

(a)	LTIP and PSP – Part A

Stock-settled share appreciation rights are exercisable subject to service and, for grants to Executive Directors only, performance criteria.

In respect of any award made to Executive Directors under the LTIP, performance criteria are based on product sales and Non-GAAP EBITDA targets, with a Non-GAAP Adjusted ROIC underpin. In respect of any award made to Executive Directors under the PSP (Part A), performance criteria are based on growth in Non-GAAP Adjusted ROIC and Non-GAAP EBITDA. These performance measures are an important measure of the Company’s ability to meet the strategic objective to grow value for all of its stakeholders.

Awards granted to employees below Executive Director level are not subject to performance conditions and are only subject to service conditions.

Once awards have vested, participants will have until the seventh anniversary of the date of grant to exercise their awards.

(b)	UK/Irish Sharesave Plans (“Sharesave Plans”)

Options granted under the Sharesave Plans are granted with an exercise price equal to 80% and 75% of the mid-market price on the day before invitations are issued to UK and Ireland employees, respectively. Employees may enter into three or five year savings contracts. No performance conditions apply.

(c)	Shire Global Employee Stock Purchase Plan (“Stock Purchase Plan”)

Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrolment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. Employees agree to save for a period up to 12 months. No performance conditions apply.

A summary of the status of the Company’s SARs and stock options as at December 31, 2015 and of the related transactions during the period then ended is presented below:

	Weighted average exercise price
Year to December 31, 2015	£	Number of	Intrinsic value
		shares*	£’M
Outstanding as at beginning of period	33.27	7,756,516
Granted	52.12	4,444,345
Exercised	50.99	(3,104,782)
Forfeited	40.69	(1,299,583)
Outstanding as at end of period	52.02	7,796,496	98.5
Exercisable as at end of period	35.61	2,408,241	54.8

* Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2015 was £10.36 (2014: £6.19; 2013: £3.37).

SARs and stock options outstanding as at December 31, 2015 have the following characteristics:

Number of awards outstanding*	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£

3,307,723	14.01-28.00	3.7	20.61	1,953,627	20.43
1,019,985	28.01-40.00	5.2	36.06	264,646	36.01
3,468,788	40.01-53.87	5.3	46.05	189,968	53.27
7,796,496				2,408,241

* Number of awards are stated in terms of ordinary share equivalents

RSUs, PSUs and PSAs

LTIP and PSP – Part B

PSUs granted to Executive Directors and certain senior employees under the 2015 LTIP are exercisable subject to certain performance and service criteria.

In respect of any award granted to Executive Directors and certain senior employees under the LTIP, the performance criteria are based on product sales and Non-GAAP EBITDA targets, with a Non-GAAP Adjusted ROIC underpin. In respect of any award granted to Executive Directors and certain senior employees under the PSP (Part B), performance criteria are based on growth in Non-GAAP Adjusted ROIC and Non-GAAP EBITDA.

RSUs and PSAs granted to employees below Executive Director and Executive Vice President level are not subject to performance conditions and are only subject to service conditions (with the exception of a select group of senior employees).

A summary of the status of the Company’s performance share awards as at December 31, 2015 and of the related transactions during the period then ended is presented below:

RSUs, PSUs and PSAs	Number of shares*	Aggregate intrinsic value £’M	Weighted average remaining life
Outstanding as at beginning of period	2,166,181
Granted	1,075,254
Exercised	(975,895)
Forfeited	(473,610)
Outstanding as at end of period	1,791,930	84.2	5.4
Exercisable as at end of period	-	N/A	N/A

* Number of awards are stated in terms of ordinary share equivalents

The weighted average grant date fair value of RSUs and performance share awards granted in the year to December 31, 2015 is £53.11 (2014:£35.11; 2013:£19.71).

Exercises of employee share-based awards

The total intrinsic values of share-based awards exercised for the years to December 31, 2015, 2014 and 2013 were $198.8 million, $200.8 million and $298.3 million, respectively. The total cash received from employees as a result of employee share option exercises for the period to December 31, 2015, 2014 and 2013 was approximately $16.6 million, $17.4 million and $17.2 million, respectively. In connection with these exercises, the tax benefit credited to additional paid-in capital for the years to December 31, 2015, 2014 and 2013 was $31.6 million, $39.6 million and $11.9 million respectively.

The Company will settle future employee share award exercises with either newly listed ordinary shares or with shares held in the EBT. The number of shares to be purchased by the EBT in 2016 will be dependent on the number of employee share awards granted and exercised during the year and Shire plc’s share price. At December 31, 2015 the EBT held 0.6 million ordinary shares and 0.2 million ADSs.

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

The fair value of share awards granted was estimated using the following assumptions:

Period ended December 31,	2015	2014	2013
Risk-free interest rate[1]	0.6-1.8%	0.3-1.8%	0.1-0.9%
Expected dividend yield	0.2-0.4%	0.2-0.4%	0.4-0.6%
Expected life	1-4 years	1-4 years	1-4 years
Volatility	23-26%	23-27%	23-26%
Forfeiture rate	5-7%	5-7%	5-9%

(1) Risk-free interest rate is for UK and US grants

The following assumptions were used to value share-based awards:

•	risk-free interest rate – for awards granted over ADSs, the US Federal Reserve treasury constant maturities rate with a term consistent with the expected life of the award is used. For awards granted over ordinary shares, the yield on UK government bonds with a term consistent with the expected life of the award is used;

•	expected dividend yield – measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	expected life – estimated based on the contractual term of the awards and the effects of employees’ expected exercise and post-vesting employment termination behavior;

•	expected volatility – measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award; and

•	the forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting.

Quarterly results of operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2015 and 2014:

2015	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	1,488.4		1,557.6		1,655.0		1,715.7
Cost of product sales	227.8		228.0		262.7		250.5
Income from continuing operations, net of taxes	412.9		164.1		477.1		283.4
Loss from discontinued operations, net of taxes	(2.5)		(4.5)		(24.3)		(2.8)
Net income	410.4		159.6		452.8		280.6

Earnings per ordinary share - basic
Earnings from continuing operations	70.1	c	27.8	c	80.7	c	47.9	c
Loss from discontinued operations	(0.4	c)	(0.8	c)	(4.1	c)	(0.5	c)

Earnings per share - basic	69.7	c	27.0	c	76.6	c	47.4	c

Earnings per ordinary share - diluted
Earnings from continuing operations	69.7	c	27.7	c	80.4	c	47.8	c
Loss from discontinued operations	(0.4	c)	(0.8	c)	(4.1	c)	(0.5	c)

Earnings per share - diluted	69.3	c	26.9	c	76.3	c	47.3	c

2014	Q1		Q2		Q3		Q4
	$’M		$’M		$’M		$’M

Total revenues	1,346.8		1,502.1		1,597.1		1,576.1
Cost of product sales	229.5		277.0		254.3		218.5
Income from continuing operations, net of taxes	253.1		528.3		515.8		1,985.6
(Loss)/gain from discontinued operations, net of taxes	(22.7)		(5.2)		(36.1)		186.7
Net income	230.4		523.1		479.7		2,172.3

Earnings per ordinary share - basic
Earnings from continuing operations	43.3	c	90.1	c	87.8	c	338.3	c
(Loss)/gain from discontinued operations	(3.9	c)	(0.9	c)	(6.1	c)	31.8	c

Earnings per share - basic	39.4	c	89.2	c	81.7	c	370.1	c

Earnings per ordinary share - diluted
Earnings from continuing operations	43.0	c	89.5	c	87.0	c	335.7	c
(Loss)/gain from discontinued operations	(3.9	c)	(0.9	c)	(6.1	c)	31.6	c

Earnings per share - diluted	39.1	c	88.6	c	80.9	c	367.3	c

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equiniti Trust (Jersey) Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as at December 31, 2015 and 2014 and the related statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Shire Income Access Share Trust as at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

DELOITTE LLP

London, United Kingdom

February 23, 2016

SHIRE INCOME ACCESS SHARE TRUST

BALANCE SHEETS

	Notes	December 31, 2015	December 31, 2014
		$’M	$’M
ASSETS

Total assets	1	-	-

LIABILITIES AND EQUITY

Total liabilities	1	-	-

Equity:

Total equity	1	-	-

Total liabilities and equity	1	-	-

The notes on page F-72 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST

STATEMENTS OF INCOME

		Year to	Year to	Year to
	Notes	December 31, 2015	December 31, 2014	December 31, 2013
		$’M	$’M	$’M
Dividend income		127.7	112.8	91.1
Net income		127.7	112.8	91.1

The notes on page F-72 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST

STATEMENTS OF CHANGES IN EQUITY

	Capital account	Revenue account	Total equity
	$’M	$’M	$’M
As at December 31, 2012	-	-	-

Net income for the year	-	91.1	91.1

Distributions made	-	(91.1)	(91.1)
As at December 31, 2013	-	-	-

Net income for the year	-	112.8	112.8

Distributions made	-	(112.8)	(112.8)
As at December 31, 2014	-	-	-

Net income for the year	-	127.7	127.7

Distributions made	-	(127.7)	(127.7)
As at December 31, 2015	-	-	-

The notes on page F-72 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST

STATEMENTS OF CASHFLOWS

		Year to	Year to	Year to
	Notes	December 31, 2015	December 31, 2014	December 31, 2013
		$’M	$’M	$’M
CASH FLOWS FROM OPERATING ACTIVITIES:	1

Net income		127.7	112.8	91.1

Net cash provided from operating activities(A)		127.7	112.8	91.1

CASH FLOWS FROM INVESTING ACTIVITIES:	1

Net cash provided by investing activities(B)	1	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	1

Distributions made		(127.7)	(112.8)	(91.1)

Net cash used in financing activities(C)		(127.7)	(112.8)	(91.1)

Net increase in cash and cash equivalents (A+B+C)	1	-	-	-

Cash and cash equivalents at beginning of period	1	-	-	-

Cash and cash equivalents at end of period	1	-	-	-

The notes on page F-72 are an integral part of these financial statements.

NOTES TO THE SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

(a)	The Trust

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

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. There were no unclaimed dividends at December 31, 2015. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by checks. To the extent that checks expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

(f)	Financial instruments

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II – Valuation and Qualifying Accounts

	Beginning balance	Provision charged to income(1)	Costs incurred/ utilization(1)	Ending balance
Provision for sales rebates, returns and coupons	$’M	$’M	$’M	$’M
2015:
Accrued rebates – Medicaid and HMOs	882.1	2,128.0	(2,027.7)	982.4
Sales returns reserve	131.7	19.4	(22.8)	128.3
Accrued coupons	20.1	140.5	(134.0)	26.6
	1,033.9	2,287.9	(2,184.5)	1,137.3

2014:
Accrued rebates – Medicaid and HMOs	806.5	1,877.7	(1,802.1)	882.1
Sales returns reserve	97.9	60.1	(26.3)	131.7
Accrued coupons	20.7	98.9	(99.5)	20.1
	925.1	2,036.7	(1,927.9)	1,033.9

2013:
Accrued rebates – Medicaid and HMOs	640.5	1,626.6	(1,460.6)	806.5
Sales returns reserve	90.5	34.5	(27.1)	97.9
Accrued coupons	8.0	107.4	(94.7)	20.7
	739	1,768.5	(1,582.4)	925.1

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

Date: February 23, 2016

By: /s/ Flemming Ornskov
Flemming Ornskov, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan Kilsby
SUSAN KILSBY	Non-Executive Chairman	February 23, 2016

/s/ Dr. Flemming Ornskov
FLEMMING ORNSKOV	Chief Executive Officer (Principal Executive Officer) and Executive Director	February 23, 2016

/s/ Jeffrey Poulton
JEFFREY POULTON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2016

/s/ David Kappler
DAVID KAPPLER	Non-Executive Director	February 23, 2016

/s/ Dominic Blakemore
DOMINIC BLAKEMORE	Non-Executive Director	February 23, 2016

/s/ Olivier Bohuon
OLIVIER BOHUON	Non-Executive Director	February 23, 2016

/s/ William Burns
WILLIAM BURNS	Non-Executive Director	February 23, 2016

/s/ Dr. Steven Gillis
STEVEN GILLIS	Non-Executive Director	February 23, 2016

/s/ Dr. David Ginsburg
DAVID GINSBURG	Non-Executive Director	February 23, 2016

/s/ Sara Mathew
SARA MATHEW	Non-Executive Director	February 23, 2016

/s/ Anne Minto
ANNE MINTO	Non-Executive Director	February 23, 2016