Form 10-Q
period 2016-09-30
Shire plc
filed 2016-11-02
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016

Commission File Number: 0-29630
SHIRE PLC
(Exact name of registrant as specified in its charter)

Jersey (Channel Islands) (State or other jurisdiction of incorporation or organization)	98-0601486 (I.R.S. Employer Identification No.)

5 Riverwalk, Citywest Business Campus, Dublin 24, Republic of Ireland (Address of principal executive offices and zip code)	+353 1 429 7700 (Registrant's telephone number, including area code)
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
Yes ☐    No ☒
As of October 28, 2016 the number of outstanding ordinary shares of the Registrant was 903,175,914.

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

•
failure of a marketed product to work effectively or if such a product is the cause of adverse side effects could result in damage to Shire’s reputation, the withdrawal of the product and legal action against Shire;

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

•
difficulties in integrating Dyax or Baxalta into Shire may lead to the combined company not being able to realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits at the time anticipated or at all; and

other risks and uncertainties detailed from time to time in Shire’s filings with the Securities and Exchange Commission (“SEC”), including those risks outlined in “ITEM 1A: Risk Factors” in Shire's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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

SHIRE PLC
Form 10-Q for the Quarterly Period Ended September 30, 2016

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$728.6	$135.5
Restricted cash	20.1	86.0
Accounts receivable, net	2,633.4	1,201.2
Inventories	4,857.1	635.4
Prepaid expenses and other current assets	665.3	197.4
Total current assets	8,904.5	2,255.5
Investments	191.8	50.8
Property, plant and equipment, net	6,527.7	828.1
Goodwill	14,850.6	4,147.8
Intangible assets, net	38,871.5	9,173.3
Deferred tax asset	109.0	121.0
Other non-current assets	296.2	33.3
Total assets	$69,751.3	$16,609.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,021.7	$2,050.6
Short-term borrowings	2,737.1	1,511.5
Other current liabilities	352.1	144.0
Total current liabilities	7,110.9	3,706.1
Long-term borrowings	20,988.9	69.9
Deferred tax liability	9,326.5	2,205.9
Other non-current liabilities	2,539.3	798.8
Total liabilities	39,965.6	6,780.7
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,000 million shares authorized; and 910.9 million shares issued and outstanding (2015: 1,000 million shares authorized; and 601.1 million shares issued and outstanding)	81.3	58.9
Additional paid-in capital	24,631.3	4,486.3
Treasury stock: 9.1 million shares (2015: 9.7 million shares)	(302.2)	(320.6)
Accumulated other comprehensive loss	(134.2)	(183.8)
Retained earnings	5,509.5	5,788.3
Total equity	29,785.7	9,829.1
Total liabilities and equity	$69,751.3	$16,609.8
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales	$3,315.4	$1,576.8	$7,264.8	$4,476.2
Royalties and other revenues	136.7	78.2	325.7	224.8
Total revenues	3,452.1	1,655.0	7,590.5	4,701.0
Costs and expenses:
Cost of sales	1,736.2	262.7	2,762.9	718.5
Research and development	511.1	241.2	1,023.0	1,210.8
Selling, general and administrative	875.6	442.3	2,025.8	1,356.6
Amortization of acquired intangibles	354.9	132.7	702.5	352.3
Integration and acquisition costs	284.5	89.9	738.6	(46.8)
Reorganization costs	101.4	31.1	115.7	59.6
Gain on sale of product rights	(5.7)	(0.7)	(12.2)	(13.0)
Total operating expenses	3,858.0	1,199.2	7,356.3	3,638.0

Operating (loss)/income from continuing operations	(405.9)	455.8	234.2	1,063.0

Interest income	9.3	0.8	11.9	3.4
Interest expense	(186.9)	(10.7)	(318.8)	(31.6)
Other (expense)/income, net	(13.7)	9.6	(16.2)	11.9
Total other expense, net	(191.3)	(0.3)	(323.1)	(16.3)

(Loss)/income from continuing operations before income taxes and equity in losses of equity method investees	(597.2)	455.5	(88.9)	1,046.7
Income tax benefit	229.6	22.3	218.4	9.0
Equity in losses of equity method investees, net of taxes	(0.9)	(0.7)	(1.9)	(1.6)
(Loss)/income from continuing operations, net of taxes	(368.5)	477.1	127.6	1,054.1
Loss from discontinued operations, net of taxes	(18.3)	(24.3)	(257.5)	(31.3)
Net (loss)/income	$(386.8)	$452.8	$(129.9)	$1,022.8

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss)/earnings per ordinary share - basic
(Loss)/earnings from continuing operations	$(0.41)	$0.81	$0.18	$1.79
Loss from discontinued operations	(0.02)	(0.04)	(0.36)	(0.06)
(Loss)/earnings per ordinary share - basic	$(0.43)	$0.77	$(0.18)	$1.73

(Loss)/earnings per ordinary share - diluted
(Loss)/earnings from continuing operations	$(0.41)	$0.80	$0.18	$1.78
Loss from discontinued operations	(0.02)	(0.04)	(0.36)	(0.06)
(Loss)/earnings per ordinary share - diluted	$(0.43)	$0.76	$(0.18)	$1.72

Cash dividends declared and paid per ordinary share	$—	$—	$0.22	$0.19

Weighted average number of ordinary shares:
Basic	900.2	590.9	725.5	590.2
Diluted	900.2	593.4	725.5	593.2
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss)/income	$(386.8)	$452.8	$(129.9)	$1,022.8
Other comprehensive (loss)/income:
Foreign currency translation adjustments	234.3	(41.6)	38.8	(124.9)
Unrealized gain/(loss) on available-for-sale securities (net of tax expense of $2.4 and $1.0 for the three and nine months ended September 30, 2016 and $nil for both the three and nine months ended September 30, 2015)	15.1	(2.0)	10.4	1.3
Hedging activities, net of tax expense of $1.2 and tax benefit of $0.5 for the three and nine months ended September 30, 2016, respectively and $nil for both the three and nine months ended September 30, 2015	2.2	—	0.4	—
Comprehensive (loss)/income	$(135.2)	$409.2	$(80.3)	$899.2
The components of accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(143.3)	$(182.1)
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	8.7	(1.7)
Hedging activities, net of taxes	0.4	—
Accumulated other comprehensive loss	$(134.2)	$(183.8)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total equity
As of January 1, 2016	601.1	$58.9	$4,486.3	$(320.6)	$(183.8)	$5,788.3	$9,829.1
Net loss	—	—	—	—	—	(129.9)	(129.9)
Other comprehensive income net of tax	—	—	—	—	49.6	—	49.6
Options exercised	4.6	0.4	90.0	—	—	—	90.4
Share-based compensation	—	—	269.6	—	—	—	269.6
Tax benefit associated with exercise of stock options	—	—	7.8	—	—	—	7.8
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	18.4	—	(18.7)	(0.3)
Shares issued for the acquisition of Baxalta	305.2	22.0	19,777.6	—	—	—	19,799.6
Dividends	—	—	—	—	—	(130.2)	(130.2)
As of September 30, 2016	910.9	$81.3	$24,631.3	$(302.2)	$(134.2)	$5,509.5	$29,785.7
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(129.9)	$1,022.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877.8	457.4
Share-based compensation	269.6	70.8
Amortization of deferred financing fees	121.7	8.0
Amortization of inventory fair value step-up	1,097.3	23.0
Changes in deferred taxes	(546.9)	(178.3)
Change in fair value of contingent consideration	(34.8)	(196.5)
Impairment of intangible assets	8.9	523.3
Impairment of property, plant and equipment	89.2	—
Other, net	35.3	(23.2)
Changes in operating assets and liabilities
Increase in accounts receivable	(411.2)	(288.1)
Increase in sales deduction accruals	108.2	100.0
Increase in inventory	(228.0)	(21.7)
(Increase)/decrease in prepayments and other assets	(66.4)	21.2
Increase in accounts payable and other liabilities	315.2	56.5
Net cash provided by operating activities	1,506.0	1,575.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and non-current investments	(402.5)	(67.3)
Purchases of businesses, net of cash acquired	(17,476.2)	(5,553.4)
Proceeds from short-term investments	—	67.0
Proceeds from disposal of non-current investments	0.6	18.5
Movements in restricted cash	68.3	(48.0)
Proceeds from sale of product rights	7.8	14.5
Other, net	(9.3)	2.7
Net cash used in investing activities	(17,811.3)	(5,566.0)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	31,742.3	3,650.8
Repayment of revolving line of credit, long term and short term borrowings	(14,632.9)	(2,486.1)
Payment of dividend	(130.2)	(110.2)
Debt issuance costs	(171.0)	(3.3)
Proceeds from exercise of options	98.9	—
Other, net	(6.5)	3.7
Net cash provided by financing activities	16,900.6	1,054.9
Effect of foreign exchange rate changes on cash and cash equivalents	(2.2)	(1.6)
Net increase/(decrease) in cash and cash equivalents	593.1	(2,937.5)
Cash and cash equivalents at beginning of period	135.5	2,982.4
Cash and cash equivalents at end of period	$728.6	$44.9

Supplemental information:

Interest paid	223.4	13.1
Income taxes paid, net	355.8	20.5
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
The balance sheet as of December 31, 2015 was derived from audited financial statements.
These interim Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 23, 2016, and as updated by a Current Report on Form 8-K filed with the SEC on September 2, 2016 (the “Shire 2015 Form 10-K”).
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
On June 3, 2016, the Company completed its acquisition of Baxalta for $32.4 billion, representing the preliminary fair value of purchase consideration. The Company’s Unaudited Consolidated Financial Statements include the results of Baxalta from the date of acquisition. For further details regarding the acquisition, please refer to Note 2, Business Combinations, of these Unaudited Consolidated Financial Statements.
During the second quarter of 2016, due to the Baxalta acquisition, the Company concluded that it was appropriate to reclassify the Amortization of Acquired Intangibles from Selling, General and Administrative on the Unaudited Consolidated Statements of Operations.  Accordingly, the Company reclassified the Amortization of Acquired Intangibles from Selling, General and Administrative in comparative periods to conform to the current classification.
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
Accounting Policy Updates
The Company’s significant accounting policies are discussed in the Shire 2015 Form 10-K. The following significant accounting policies have been updated as a result of the Baxalta acquisition.
Financial instruments - derivatives
The Company uses derivative financial instruments to manage its exposure to foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. The Company has assumed derivatives related to the Baxalta acquisition and has elected to apply hedge accounting for certain derivatives.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (“AOCI”) and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in revenues and cost of sales and primarily relate to forecasted third-party sales denominated in foreign currencies and forecasted intercompany sales denominated in foreign currencies, respectively.
For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. Fair value hedges are classified in interest income and interest expense, as they hedge the interest rate risk associated with certain of the Company’s fixed-rate debt.
In its application of hedge accounting, the Company assesses, both at inception and on a prospective basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. The Company also assesses hedge effectiveness on a retrospective basis every quarter with any hedge ineffectiveness recorded to the Consolidated Statement of Operations.
The Company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments generally are not formally designated as hedges and the terms of these instruments generally do not exceed three months. The fair values of these instruments are included on the balance sheet in current assets/liabilities, with changes in the fair value recognized in the Consolidated Statements of Operations. The cash flows relating to these instruments are presented within net cash provided by operating activities in the Consolidated Statement of Cash Flows, unless the derivative instruments are economically hedging specific investing or financing activities.
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
Measurement-Period Adjustments
In September 2015, the FASB issued guidance to simplify the accounting for adjustments related to business combinations arising within one year of the acquisition. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and record the effect on earnings of those changes as if the accounting had been completed at the acquisition date, and sets forth new disclosure requirements related to the adjustments. Shire adopted this guidance as of January 1, 2016 with prospective application. The adoption of this guidance impacted the recognition and disclosure of measurement period adjustments identified during the three months ended September 30, 2016 related to the Baxalta acquisition. Refer to Note 2, Business Combinations, of these Unaudited Consolidated Financial Statements for further information.
Financial Instrument Accounting
In March 2016, the FASB issued new guidance that clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal of debt instruments are clearly and closely related to their debt host. This guidance will be effective beginning on January 1, 2017, and modified retrospective application is required. Early adoption is permitted. This guidance was adopted in the third quarter of 2016 and had no impact on the Company's financial position or results of operations.
Pension Plans
In May 2015, the FASB issued new guidance which removes the disclosure requirement to categorize within the fair value hierarchy all investments that measure fair value using the net asset value per share as a practical expedient and certain disclosures associated with these types of investments. This guidance became effective beginning on January 1, 2016, and retrospective application is required. This guidance was adopted during the current period and impacted the disclosure of certain acquired pension plan assets in the fair value hierarchy in Note 15, Retirement and Other Benefit Programs, but did not impact the Company's financial position or results of operations.
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
Inventory
In July 2015, the FASB issued new guidance which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for the Company as of January 1, 2017. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial position or results of operations.
Financial Instrument Accounting
In January 2016, the FASB issued a new standard that amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in Other Comprehensive Income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The new standard will be effective for the Company as of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.
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
Share-Based Payment Accounting
In March 2016, the FASB issued a new standard that requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. The Company is currently evaluating the method of adoption and potential impact on its financial position, results of operations and statement of cash flow of adopting this guidance.
Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. This amendment is effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Statement of Cash Flows.

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
The preliminary fair value of the purchase price consideration consisted of the following:

(in millions)	Estimated fair value
Cash paid to shareholders	$12,366.7
Fair value of stock issued to shareholders	19,353.2
Fair value of partially vested stock options and RSUs assumed	497.6
Contingent consideration payable	161.0
Total Purchase Consideration	$32,378.5
The acquisition of Baxalta was accounted for as a business combination using the acquisition method. Shire issued 305.2 million shares to former Baxalta shareholders at the date of the acquisition. For a more detailed description of the fair value of the partially vested stock options and RSUs assumed, please see Note 22, Share-based compensation plans, to these Unaudited Consolidated Financial Statements.
The assets acquired and the liabilities assumed from Baxalta have been recorded at their preliminary fair value as of June 3, 2016, the date of acquisition. The Company’s Unaudited Consolidated Financial Statements included the results of Baxalta from the date of acquisition. The amount of Baxalta’s post-acquisition revenues included in the Company’s Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 is $1,586.4 million and $2,166.7 million, respectively. After the closing of the acquisition, the Company began integrating Baxalta and as such the combined business is now sharing various research and development and selling, general and administrative functions. As a result, computing a separate measure of Baxalta’s stand-alone profitability for periods after the acquisition date is not practical.

The Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments identified during the three months ended September 30, 2016, is outlined below.

(in millions)	Preliminary values as of June 30, 2016	Measurement period adjustments	Preliminary values as of September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$583.2	$—	$583.2
Accounts receivable, net	1,382.8	17.0	1,399.8
Inventories	5,341.1	(276.4)	5,064.7
Other current assets	362.2	—	362.2
Total current assets	7,669.3	(259.4)	7,409.9
Property, plant and equipment, net	5,687.7	(118.4)	5,569.3
Investments	128.2	—	128.2
Goodwill	6,106.4	1,894.6	8,001.0
Other intangible assets, net
Currently marketed products	24,550.0	(400.0)	24,150.0
In-Process Research and Development ("IPR&D")	2,940.0	(1,460.0)	1,480.0
Contract based arrangements	72.2	10.0	82.2
Other non-current assets	103.3	—	103.3
Total assets	$47,257.1	$(333.2)	$46,923.9
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,509.5	$27.5	$1,537.0
Other current liabilities	15.4	77.5	92.9
Long-term borrowings	5,424.9	—	5,424.9
Deferred tax liability	6,831.7	(446.4)	6,385.3
Other non-current liabilities	1,092.1	13.2	1,105.3
Total liabilities	14,873.6	(328.2)	14,545.4

Preliminary fair value of identifiable assets acquired and liabilities assumed	$32,383.5	$(5.0)	$32,378.5

Consideration
Preliminary fair value of purchase consideration	$32,383.5	$(5.0)	$32,378.5
The measurement period adjustments for Other intangible assets reflect changes in the estimated fair value of Currently marketed products and IPR&D. The measurement period adjustments for Property, plant and equipment ("PP&E") primarily reflect changes in the estimated fair value of acquired buildings, machinery and equipment. The changes in the estimated fair values for Other intangible assets and PP&E are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
The Company is currently completing its evaluation of information, assumptions and valuation methodologies it used in its preliminary fair value of the purchase price consideration. The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. As of September 30, 2016, certain items related to the fair values of inventories, intangible assets, PP&E, other current and non-current liabilities and current and deferred taxes have not been finalized and may be subject to change as additional information is received and certain tax returns are finalized. The finalization of these matters may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.
Intangible Assets
The fair value of the identifiable intangible assets has been estimated using an income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the incremental after tax cash flows an asset would generate over its remaining useful life.
Currently marketed products totaling $24,150.0 million relate to intellectual property (“IP”) rights acquired for Baxalta’s currently marketed products. The estimated useful life of the intangible assets related to currently marketed products range from 11 to 38 years (weighted average 30 years), with amortization being recorded on a straight line basis.
IPR&D intangible assets totaling $1,480.0 million represent the value assigned to research and development ("R&D") projects acquired. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life.
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
The discount rate used to arrive at the present value at the acquisition date of the IPR&D intangible assets was 10.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
Goodwill
Goodwill of $8,001.0 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of Baxalta with Shire; intangible assets that do not qualify for separate recognition at the time of the acquisition; the value of the assembled workforce; and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis.
In the three and nine months ended September 30, 2016, the Company expensed $254.1 million and $696.4 million, respectively, relating to the acquisition and integration of Baxalta, which have been recorded within Integration and Acquisition costs in the Company’s Unaudited Consolidated Statements of Operations.
Contingent Consideration
The Company acquired certain contingent obligations classified as contingent consideration related to Baxalta’s historical business combinations. Additional consideration is conditionally due upon the achievement of certain milestones related to the development, regulatory, first commercial sale and other sales milestones, which could total up to approximately $1.5 billion. The Company may also pay royalties based on certain product sales. The Company estimated the fair value of the assumed contingent consideration to be $161.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.
Retirement plans
The Company assumed pension plans as part of the acquisition of Baxalta, including defined benefit and post-retirement benefit plans in the United States and foreign jurisdictions which had a net liability balance of $610.4 million. As of June 3, 2016, the Baxalta defined benefit pension plans had assets with a fair value of $358.5 million.

Supplemental disclosure of pro forma information
The following unaudited pro forma financial information presents the combined results of the operations of Shire and Baxalta as if the acquisition of Baxalta had occurred as of January 1, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2015. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2015	2016	2015
Revenues	$3,250.0	$10,193.5	$9,086.0
Net (loss)/income from continuing operations	(52.0)	1,406.6	(1,152.1)
Per share amounts:
Net (loss)/income from continuing operations per share - basic	$(0.06)	$1.94	$(1.29)
Net (loss)/income from continuing operations per share - diluted	$(0.06)	$1.92	$(1.29)

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the nine months ended September 30, 2016 by $562.6 million to eliminate integration and acquisition related costs incurred by Shire and Baxalta and a corresponding decrease in net income for the nine months ended September 30, 2015 by $562.6 million to give effect to the integration and acquisition of Baxalta as if it had occurred on January 1, 2015;

(ii)
an adjustment to increase net income for the nine months ended September 30, 2016 by $873.6 million and a corresponding decrease in the three and nine months ended September 30, 2015 by $592.5 million and $1,777.5 million, respectively, to reflect amortization of the fair value adjustments for inventory as inventory is sold;

(iii)
an adjustment to increase amortization expense for the nine months ended September 30, 2016 by $198.8 million and for the three and nine months ended to September 30, 2015 by $153.6 million and $478.0 million, respectively, related to the identifiable intangible assets acquired; and

(iv)
an adjustment to decrease net income for the nine months ended September 30, 2016 by $97.2 million and for the three and nine months ended September 30, 2015 by $64.0 million and $215.1 million, respectively, primarily related to the additional interest expense associated with the debt incurred to partially fund the acquisition of Baxalta and the amortization of related deferred debt issuance costs.

The adjustments above are stated net of their tax effects, where applicable.
Acquisition of Dyax
On January 22, 2016, Shire acquired all of the outstanding common stock of Dyax for $37.30 per share in cash. Under the terms of the merger agreement, former Dyax shareholders may receive additional value through a non-tradable contingent value right worth $4.00 per share, payable upon U.S. Food and Drug Administration (“FDA”) approval of SHP643 (formerly DX-2930) in Hereditary Angioedema (“HAE”).
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

The acquisition of Dyax was accounted for as a business combination using the acquisition method. The preliminary acquisition-date fair value consideration was $6,330.0 million, comprising cash paid on closing of $5,934.0 million and the preliminary fair value of the contingent value right of $396.0 million (maximum payable $646.0 million). The assets acquired and the liabilities assumed from Dyax have been recorded at their preliminary fair value as of January 22, 2016, the date of acquisition. The Company’s Unaudited Consolidated Financial Statements include the results of Dyax as of January 22, 2016. The amount of Dyax’s post-acquisition revenues included in the Company’s Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 is $16.7 million and $51.3 million, respectively. After the closing of the acquisition, the Company began integrating Dyax and as such the combined business is now sharing various research and development and selling, general and administrative functions. As a result, computing a separate measure of Dyax's stand-alone profitability for periods after the acquisition date is not practical.
In the third quarter of 2016, the Company adjusted its preliminary valuation and allocation of purchase price consideration. The adjustment, which was not material, decreased goodwill and deferred tax liabilities. The revised preliminary allocation of the total purchase price is as follows:

(in millions)	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$241.2
Accounts receivable, net	22.5
Inventories	20.2
Other current assets	8.1
Total current assets	292.0
Property, plant and equipment, net	5.8
Goodwill	2,688.8
Other intangible assets, net
Currently marketed projects	135.0
IPR&D	4,100.0
Contract based royalty arrangements	425.0
Other non-current assets	28.6
Total assets	$7,675.2
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30.0
Other current liabilities	1.7
Deferred tax liability	1,312.1
Other non-current liabilities	1.4
Total liabilities	1,345.2

Preliminary fair value of identifiable assets acquired and liabilities assumed	$6,330.0

Consideration
Preliminary fair value of purchase consideration	$6,330.0
The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. In particular, intangible assets and current and deferred taxes are preliminary pending receipt of the final valuations for those items. The final determination of these fair values will be completed as soon as possible, but no later than one year from the acquisition date.
Currently marketed products
Currently marketed products totaling $135.0 million relate to intellectual property rights acquired for KALBITOR. The fair value of the currently marketed product has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to KALBITOR.

The estimated useful life of the KALBITOR intangible asset is 18 years, with amortization being recorded on a straight-line basis.
IPR&D
The IPR&D asset of $4,100.0 million relates to Dyax’s clinical program SHP643, a Phase 3 program with the potential for improved efficacy and convenience for HAE patients. The IPR&D intangible asset is capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. The fair value of this IPR&D asset was estimated based on an income approach, using the present value of incremental after tax cash flows expected to be generated by this development project. The estimated cash flows have been probability adjusted to take into account the development stage of completion and the remaining risks and uncertainties surrounding the future development and commercialization.
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
Goodwill
Goodwill of $2,688.8 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of Dyax with Shire; intangible assets that do not qualify for separate recognition at the time of the acquisition; the value of the assembled workforce; and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis.
For the three and nine months ended September 30, 2016, the Company expensed $11.3 million and $65.0 million, respectively, relating to the acquisition and integration of Dyax, which have been recorded within Integration and Acquisition costs in the Company’s Unaudited Consolidated Statements of Operations.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2015	2016	2015
Revenues	$1,679.7	$7,596.4	$4,772.5
Net income from continuing operations	438.0	25.9	837.1
Per share amounts:
Net income from continuing operations per share - basic	$0.74	$0.04	$1.42
Net income from continuing operations per share - diluted	$0.74	$0.04	$1.41

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the nine months ended September 30, 2016 by $108.4 million to eliminate acquisition related costs incurred by Shire and Dyax and a corresponding decrease in net income for the nine months ended September 30, 2015 by $108.4 million to give effect to the acquisition of Dyax as if it had occurred on January 1, 2015;

(ii)
an adjustment to decrease net income for the three and nine months ended September 30, 2015 by $1.6 million and $3.9 million, respectively, to reflect amortization of the fair value adjustments for inventory as inventory is sold;

(iii)
an adjustment to increase amortization expense for the nine months ended September 30, 2016 by $1.3 million and a corresponding adjustment to decrease net income for the three and nine months ended September 30, 2015 by $5.4 million and $16.2 million, respectively, related to the identifiable intangible assets acquired; and

(iv)
an adjustment to record interest expense for the three and nine months ended September 30, 2015 of $20.4 million and $61.2 million, respectively associated with the debt incurred to partially fund the acquisition of Dyax and the amortization of related deferred debt issuance costs.

The adjustments above are stated net of their tax effects, where applicable.
Acquisition of NPS
On February 21, 2015, Shire completed its acquisition of all of the outstanding common stock of NPS. As of the acquisition date, fair value of the cash consideration paid on closing was $5,219.6 million.
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
The acquisition of NPS was accounted for as a business combination using the acquisition method. The assets acquired and the liabilities assumed from NPS have been recorded at their fair values at the date of acquisition, February 21, 2015. The Company’s Unaudited Consolidated Financial Statements include the results of NPS from February 21, 2015.

The purchase price allocation for the acquisition of NPS was finalized in the fourth quarter of 2015. The Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed is outlined below:

(in millions)	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$41.6
Short-term investments	67.0
Accounts receivable	33.4
Inventories	89.4
Other current assets	11.1
Total current assets	242.5
Property, plant and equipment, net	4.8
Goodwill	1,551.0
Other intangible assets
Currently marketed products	4,640.0
Royalty rights (categorized as "Other amortized intangible assets")	353.0
Total assets	$6,791.3
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$75.7
Short-term debt	27.4
Long-term debt, less current portion	78.9
Deferred tax liabilities	1,385.2
Other non-current liabilities	4.5
Total liabilities	1,571.7

Fair value of identifiable assets acquired and liabilities assumed	$5,219.6

Consideration
Cash consideration paid	$5,219.6
Currently marketed products
Currently marketed products totaling $4,640.0 million relate to intellectual property rights of NATPARA/NATPAR and GATTEX/REVESTIVE. The fair value of the currently marketed products has been estimated using an income approach, based on the present value of incremental after tax cash flows attributable to each separately identifiable intangible asset.
The estimated useful lives of the NATPARA/NATPAR and GATTEX/REVESTIVE intangible assets are 24 years, with amortization being recorded on a straight-line basis.
Royalty rights
Other intangible assets totaling $353.0 million relate to the royalty rights arising from the collaboration agreements with Amgen Inc (“Amgen”), Janssen Pharmaceutica N.V. (“Janssen”) and Kyowa Hakko Kirin Co. Ltd (“Kyowa Hakko Kirin”). Amgen markets cinacalcet HCl as Sensipar in the U.S. and as Mimpara in the EU; Janssen markets tapentadol as Nucynta in the U.S.; and Kyowa Hakko Kirin markets cinacalcet HCI as Regpara in Japan, Hong Kong, Malaysia, Macau, Singapore, and Taiwan. From the acquisition of NPS, the Company is entitled to royalties from the net sales of these products.
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
Supplemental disclosure of pro forma information
The following unaudited pro forma financial information presents the combined results of the operations of Shire and NPS as if the acquisitions of NPS had occurred as of January 1, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2014. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2015	2015
Revenues	$1,655.0	$4,730.9
Net income from continuing operations	479.1	1,005.6
Per share amounts:
Net income from continuing operations per share - basic	$0.81	$1.70
Net income from continuing operations per share - diluted	$0.81	$1.69
The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the three and nine months ended September 30, 2015 by $2.0 million and $105.2 million, respectively, to eliminate acquisition related costs incurred by Shire and NPS;

(ii)
an adjustment to increase net income by $4.2 million and $13.4 million for the three and nine months ended September 30, 2015 respectively, to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold; and

(iii)	an adjustment to increase amortization expense for the three and nine months ended September 30, 2015 by $nil and $21.2 million, respectively, related to the identifiable intangible assets acquired.
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
Out-licensing arrangements
The Company has entered into various collaborative and licensing arrangements where it has licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. Under the terms of these collaborative and licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $17.3 million and sales milestones up to an aggregate amount of $17.7 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. In the three and nine months ended September 30, 2016, the Company received cash related to up-front and milestone payments of $3.0 million and $3.5 million, respectively, compared to $nil and $12.6 million, respectively, in the three and nine months ended September 30, 2015. In the three and nine months ended September 30, 2016, the Company recognized milestone income of $1.7 million and $4.0 million, respectively (2015: $0.5 million and $1.5 million, respectively), in other revenues, and $16.4 million and $47.7 million, respectively (2015: $13.8 million and $37.2 million, respectively), in product sales for shipment of product to the relevant licensee.
Collaboration and in-licensing arrangements
The Company is party to various collaborative and in-licensing arrangements, many of which were acquired through the acquisition of Baxalta. The Company also entered into a new collaboration agreement during the nine months ended September 30, 2016. These agreements generally provide for commercialization rights to a product or products being developed by the counterparty, and in exchange often resulted in an upfront payment upon execution of the agreement and an obligation that the Company make future development, regulatory approval or commercial milestone payments as well as royalty payments. The following is a description of the Company's significant collaboration agreements acquired by the Company through the acquisition of Baxalta or entered into by the Company during the nine months ended September 30, 2016. The acquisition-date fair value of the collaboration agreements acquired from Baxalta was included in the IPR&D.
Precision BioSciences
In June 2016, the Company acquired a strategic immuno-oncology collaboration with Precision BioSciences (“Precision”), a private biopharmaceutical company based in the United States, specializing in genome editing technology. The Company acquired the collaboration through the acquisition of Baxalta, which previously entered into the agreement in February 2016. Together, Shire and Precision will develop chimeric antigen receptor (“CAR”) T cell therapies for up to six unique targets, with the first program expected to enter clinical studies in late 2017. On a product-by-product basis, following successful completion of early-stage research activities up to Phase 2, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Precision is responsible for development costs for each target prior to option exercise. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States. As of the date the agreement was acquired, June 3, 2016, and as of the balance sheet date, the Company had the potential to make future payments related to option fees and development, regulatory and commercial milestones totaling up to $1.6 billion, in addition to future royalty payments on worldwide sales.
Symphogen
In June 2016, the Company acquired a research, option and commercial agreement with Symphogen, a private biopharmaceutical company headquartered in Denmark that is developing recombinant antibodies and antibody mixtures. The Company acquired the agreement through the acquisition of Baxalta, which previously entered into the agreement in December 2015. Under the terms of the agreement, the Company has options to obtain exclusive licensing rights for four specified proteins in development for the treatment of immune-oncology diseases as well as two additional proteins that may be selected at a later date. Each option is exercisable for a period of 90 days when each protein is ready for Phase 2 clinical trials. Symphogen is responsible for development costs for each protein until option exercise, at which point Shire would become responsible for development costs.
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
Coherus Biosciences, Inc.
In June 2016, the Company acquired a license agreement with Coherus Biosciences, Inc. (“Coherus”) to develop and commercialize a biosimilar to ENBREL® (etanercept). The Company acquired the agreement through the acquisition of Baxalta, which previously entered into the agreement in August 2013. The Company also obtained the right of first refusal to certain other biosimilars in the collaboration. Under the terms of the agreement, Coherus was responsible for the development plan, preparation of regulatory filings, and manufacture of the product, subject to certain cost reimbursement by the Company. In September 2016, the Company terminated the licensing agreement with Coherus in accordance with its terms.
Momenta Pharmaceuticals, Inc.
In June 2016, the Company acquired an exclusive license agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop and commercialize biosimilars, including adalimumab (BAX 2923), a biosimilar product candidate for HUMIRA® (adalimumab). The agreement was acquired through the acquisition of Baxalta, which initially entered into the agreement in February 2012. The arrangement includes specified funding by the Company, as well as other responsibilities, relating to development and commercialization activities. In September 2016, the Company exercised its right to terminate its license agreement with Momenta. The effective date of the termination is twelve months from the date that Momenta received the Company’s written notice of termination. Prior to the effective date of the termination, the Company and Momenta are required to satisfy certain ongoing obligations.
Pfizer Inc.
In July 2016, the Company licensed the global rights to all indications for SHP647 from Pfizer Inc. SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease. Under the terms of the agreement, Pfizer received an upfront payment of $90 million, and is eligible to receive between $75 million to $460 million in milestone payments based on clinical, regulatory and commercialization milestones and low double-digit royalties on any potential sales if the product is approved.
Other arrangements
SFJ Pharmaceuticals Group
In June 2015, Baxalta entered into a co-development agreement with SFJ Pharmaceuticals IX, L.P., a SFJ Pharmaceuticals Group company (“SFJ”) relating to BAX 2923, whereby SFJ would fund specified development costs related to the BAX 2923 program, in exchange for payments in the event the product obtains regulatory approval in the United States and Europe. There were certain termination provisions that could have triggered payment of the contingent success payments prior to regulatory approval.
The preliminary fair value of the assumed contingency was recorded as a long-term liability at June 3, 2016 and as of the balance sheet date, as part of Company’s purchase accounting for the Baxalta acquisition. The fair value of the assumed contingency on the date of acquisition was $288.6 million.
This co-development agreement was terminated by mutual agreement of the Company and SFJ in September 2016 and the Company made a one-time $288.0 million payment to SFJ in connection with the termination, in full satisfaction of the Company’s financial obligations under the agreement.

4.	Integration and Acquisition Costs
For the three and nine months ended September 30, 2016, Shire recorded integration and acquisition costs of $284.5 million and $738.6 million, respectively, primarily due to the acquisition and integration of Baxalta and Dyax and related contract termination costs. The Baxalta integration is estimated to be completed by mid to late 2019 and the integration of Dyax is substantially complete as of September 30, 2016.

As part of the Company’s activities to integrate Baxalta, it terminated certain employees and announced plans to close certain offices. For the three and nine months ended September 30, 2016, the Company incurred costs relating to employee termination benefits of $120.0 million and $373.1 million, respectively, including severance and acceleration of stock compensation. The Baxalta integration activities are ongoing and the Company is continuing to evaluate the total costs expected to be incurred and the time-frame.
The following table summarizes the employee termination related reserve as of September 30, 2016 :

(in millions)	Severance and Employee Benefits
As of January 1, 2016	$—
Amount charged to integration costs	202.3
Paid/utilized	(128.1)
As of September 30, 2016	$74.2
For the three months ended September 30, 2015, Shire recorded integration and acquisition costs of $89.9 million of which $30.7 million related to the acquisition and integration of NPS, Viropharma and charges related to the acquisition of Baxalta. Additionally, Shire recorded $59.2 million in charges related to the change in the fair value of contingent consideration liabilities in relation to the acquisition of Lumena Pharmaceuticals, Inc. (“Lumena”), following the agreement to settle all future contingent milestones payable to former Lumena shareholders through a one-time $90 million payment.
For the nine months ended September 30, 2015, Shire recorded a net credit to integration and acquisition costs of $46.8 million. The net credit principally comprises costs related to the acquisition and integration of NPS, Viropharma and preliminary work on the proposed combination with Baxalta totaling $149.7 million offset by a net credit relating to the change in the fair value of contingent consideration liabilities of $196.5 million. The change in fair value of contingent consideration liabilities relates to the acquisition of Lumena and Lotus Tissue Repair Inc. The Lumena contingent consideration decreased as the probability of success for the SHP625 asset (for the treatment of cholestatic liver diseases) decreased following the receipt of data from certain Phase 2 studies and the agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders. The contingent consideration from the Lotus Tissue Repair acquisition decreased as the probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”)) decreased upon receiving certain preclinical toxicity findings.

5.	Reorganization Costs

The Company incurred reorganization costs totaling $101.4 million and $115.7 million during the three and nine months ended September 30, 2016, respectively. The charge during the three months and nine months ended September 30, 2016 primarily relates to the planned closure of certain manufacturing facilities and associated asset impairments of $77.4 million and employee termination and other costs of $18.4 million. As of September 30, 2016, there were no cash payments associated with these costs. Other restructuring charges recorded, which were not significant, during the nine months ended September 30, 2016 relate to the closure of other offices and the employee relocation.

The Company incurred reorganization costs totaling $31.1 million and $59.6 million during the three and nine months ended September 30, 2015, respectively, primarily related to the Company's One Shire business reorganization.

6.	Discontinued Operations
Following the sale of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Company’s Unaudited Consolidated Statements of Operations for all periods presented. For the three and nine months ended September 30, 2016, the Company recorded a loss of $18.3 million (net of tax benefit of $5.7 million) and $257.5 million (net of tax benefit of $101.1 million), respectively, primarily related to legal contingencies related to the divested DERMAGRAFT business. For details of the legal provision see Note 21, Legal and other proceedings, to these Unaudited Consolidated Financial Statements.

For the three and nine months ended September 30, 2015, the Company recorded a loss of $24.3 million (net of tax benefit of $14.0 million) and $31.3 million (net of tax benefit of $18.0 million), respectively, related to costs associated with the divestment.

7.	Accounts Receivable
Accounts receivable at September 30, 2016 of $2,633.4 million (December 31, 2015: $1,201.2 million), are net of reserve for discounts and allowances of $127.4 million (December 31, 2015: $55.8 million).
Reserve for discounts and allowances:

(in millions)	2016	2015
As of January 1,	$55.8	$48.5
Provision charged to operations	569.9	293.8
Payments/credits related to sales	(498.3)	(286.6)
As of September 30,	$127.4	$55.7

As of September 30, 2016, accounts receivable included $89.9 million (December 31, 2015: $79.0 million) related to royalty income.

8.	Inventories
Inventories are stated at the lower of cost or market. Inventories comprise:

(in millions)	September 30, 2016	December 31, 2015
Finished goods	$1,597.6	$184.9
Work-in-progress	2,431.3	302.0
Raw materials	828.2	148.5
	$4,857.1	$635.4
For a more detailed description of the inventories acquired with Baxalta and Dyax, please see Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

9.	Property, plant and equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Land	$356.3	$96.7
Buildings and leasehold improvements	1,999.5	606.4
Machinery, equipment and other	2,440.5	827.4
Assets under construction	2,647.0	93.7
	7,443.3	1,624.2
Less: Accumulated depreciation	(915.6)	(796.1)
	$6,527.7	$828.1
Depreciation expense for the three and nine months ended September 30, 2016 was $93.1 million and $175.3 million, respectively, and for the three and nine months ended September 30, 2015 was $32.9 million and $105.1 million, respectively.

10.	Intangible Assets
The following table summarizes the Company's intangible assets:

(in millions)	Currently marketed products	IPR&D	Other intangible assets	Total
September 30, 2016
Gross acquired intangible assets	$34,104.6	$6,522.8	$882.2	$41,509.6
Accumulated amortization	(2,467.7)	—	(170.4)	(2,638.1)
Other intangible assets, net	$31,636.9	$6,522.8	$711.8	$38,871.5

December 31, 2015
Gross acquired intangible assets	$9,371.9	$1,362.0	$375.0	$11,108.9
Accumulated amortization	(1,852.1)	—	(83.5)	(1,935.6)
Other intangible assets, net	$7,519.8	$1,362.0	$291.5	$9,173.3
Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax and NPS.
The change in the net book value of intangible assets for the nine months ended September 30, 2016 and 2015 is shown in the table below:

(in millions)	2016	2015
As of January 1,	$9,173.3	$4,934.4
Acquisitions	30,377.7	5,473.7
Amortization charged	(702.5)	(352.3)
Impairment charges	(8.9)	(523.3)
Foreign currency translation	31.9	(81.9)
As of September 30,	$38,871.5	$9,450.6

In connection with the acquisition of Baxalta on June 3, 2016, the Company acquired IP rights related to currently marketed products of $24,150.0 million, IPR&D assets of $1,480.0 million and other contract rights of $82.2 million. For a more detailed description of this acquisition, please see Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.
In connection with the acquisition of Dyax on January 22, 2016, the Company acquired IP rights related to currently marketed products of $135.0 million, IPR&D assets of $4,100.0 million and royalty rights of $425.0 million. For a more detailed description of this acquisition, please see Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.
The Company reviews its amortized intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. Unamortized intangible assets are reviewed for impairment annually or whenever events or circumstances suggest that their carrying value may not be recoverable.
The estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(in millions)	Anticipated future amortization
2016 (remaining three months)	$358.1
2017	1,429.9
2018	1,424.2
2019	1,344.8
2020	1,340.9
2021	1,336.5

11.	Goodwill
The following table provides a roll-forward of the goodwill balance:

(in millions)	2016	2015
As of January 1,	$4,147.8	$2,474.9
Acquisitions	10,689.8	1,837.0
Foreign currency translation	13.0	(22.3)
As of September 30,	$14,850.6	$4,289.6
The increase in goodwill during the nine months ended September 30, 2016 relates to our acquisitions of Baxalta and Dyax. For a more detailed description of these transactions, please see Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

12.	Fair Value Measurement
Assets and liabilities that are measured at fair value on a recurring basis
As of September 30, 2016 and December 31, 2015, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Fair value
(in millions)	Total	Level 1	Level 2	Level 3
At September 30, 2016
Financial assets:
Marketable equity securities	$69.7	$69.7	$—	$—
Marketable debt securities	16.5	3.7	12.8	—
Contingent consideration receivable	15.7	—	—	15.7
Derivative instruments	50.6	—	50.6	—
Total assets	152.5	73.4	63.4	15.7

Financial liabilities:
Derivative instruments	13.3	—	13.3	—
Contingent consideration payable	996.7	—	—	996.7
Total liabilities	$1,010.0	$—	$13.3	$996.7

(in millions)	Total	Level 1	Level 2	Level 3
At December 31, 2015
Financial assets:
Marketable equity securities	$17.2	$17.2	$—	$—
Contingent consideration receivable	13.8	—	—	13.8
Derivative contracts	1.9	—	1.9	—
Total assets	32.9	17.2	1.9	13.8

Financial liabilities:
Derivative contracts	11.5	—	11.5	—
Contingent consideration payable	475.9	—	—	475.9
Total liabilities	$487.4	$—	$11.5	$475.9
Marketable equity securities are included within Investments in the Unaudited Consolidated Balance Sheets. Contingent consideration receivable is included within Prepaid expenses and Other current assets and Other non-current assets in the Unaudited Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the Unaudited Consolidated Balance Sheets. For a discussion of the Company's derivative arrangements, see Note 13, Financial Instruments, to these Unaudited Consolidated Financial Statements.
Certain estimates and judgments were required to develop the fair value amounts. The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Marketable equity securities: the fair values of marketable equity securities are estimated based on quoted market prices for those investments.

•
Marketable debt securities: the fair values of debt securities are obtained from pricing services or broker/dealers who either use quoted prices in an active market or proprietary pricing applications, which include observable market information for like or same securities.

•	Contingent consideration receivable: the fair value of the contingent consideration receivable has been estimated using the income approach (using a probability weighted discounted cash flow method).

•	Derivative contracts: the fair values of the swap and forward foreign exchange contracts have been determined using the month-end interest rate and foreign exchange rates, respectively.

•	Contingent consideration payable: the fair value of the contingent consideration payable has been estimated using the income approach (using a probability weighted discounted cash flow method).
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table provides a roll forward of the fair values of our contingent consideration receivable and payables which include Level 3 measurements:

Contingent consideration receivable
(in millions)	2016	2015
Balance at January 1,	$13.8	$15.9
Change in fair value included in earnings	3.6	9.8
Other	(1.7)	(10.8)
Balance at September 30,	$15.7	$14.9

Contingent consideration payable
(in millions)	2016	2015
Balance at January 1,	$475.9	$629.9
Additions	557.0	92.8
Change in fair value included in earnings	(34.8)	(196.5)
Other	(1.4)	(5.6)
Balance at September 30,	$996.7	$520.6
The increase in contingent consideration payable is primarily related to the Company’s acquisition of Dyax as well as contingent consideration payable assumed in the acquisition of Baxalta. Other primarily includes foreign currency adjustments.
Of the $996.7 million of contingent consideration payable as of September 30, 2016, $48.0 million is recorded within Other current liabilities and $948.7 million is recorded within Other non-current liabilities in the Company’s Unaudited Consolidated Balance Sheets.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Quantitative information about the Company’s recurring Level 3 fair value measurements is as follows:

Financial assets:	Fair Value at the Measurement Date
At September 30, 2016
(in millions, except percentages)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration receivable	$15.7	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 90%
			• Future forecast consideration receivable based on contractual terms with purchaser	• $0 to $23 million
			• Assumed market participant discount rate	• 8.4%

Financial liabilities:	Fair Value at the Measurement Date
At September 30, 2016
(in millions, except percentages)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$996.7	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 4 to 90%
			• Assumed market participant discount rate	• 1.2 to 10.5%
			• Periods in which milestones are expected to be achieved	• 2016 to 2030
			• Forecast quarterly royalties payable on net sales of relevant products	• $3.5 to $7.1 million
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
Financial assets and liabilities that are not measured at fair value on a recurring basis
The carrying amounts and estimated fair values as of September 30, 2016 and December 31, 2015 of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	September 30, 2016		December 31, 2015
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
Senior notes	$12,037.0	$12,080.9	$—	$—
Baxalta notes	5,104.4	5,467.7	—	—
Capital lease obligation	348.6	348.6	13.4	13.4
The estimated fair values of long-term debt were based upon recent observable market prices and are considered level 2 in the fair value hierarchy. The estimated fair value of capital lease obligations is based on Level 2 inputs.
The carrying amounts of other financial assets and liabilities approximate their estimated fair value due to their short-term nature, such as liquidity and maturity of these amounts, or because there have been no significant changes since the asset or liability was last re-measured to fair value on a non-recurring basis.

13.	Financial Instruments
Foreign Currency Contracts
Due to the global nature of our operations, portions of the Company’s revenues and operating expenses are recorded in currencies other than the U.S. dollar. The value of revenues and operating expenses measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. In order to mitigate these changes, the Company uses foreign currency forward contracts to lock in exchange rates associated with a portion of its forecasted international revenues and operating expenses. The main trading currencies of the Company are the U.S. dollar, Euro, Pounds Sterling, Swiss Franc, Canadian dollar and Japanese Yen.
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
The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the Unaudited Consolidated Balance Sheet. The Company does not have credit risk related contingent features or collateral linked to the derivatives.
Designated Derivative Instruments
In connection with the acquisition of Baxalta, the Company assumed foreign currency forward contracts and elected to apply hedge accounting. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in AOCI. Realized gains and losses for the effective portion of such contracts are recognized in revenue or cost of sales when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in Other income/(expense), net. The amount of ineffectiveness for the three and nine months ended September 30, 2016 was immaterial.
As of September 30, 2016, the foreign currency forward contracts had a total notional value of $350.0 million with a maximum duration of nine months. The Company did not have any designated forward contracts as of December 31, 2015. As of September 30, 2016, the fair value of these contracts was a net liability of $3.3 million (2015: nil) presented within accounts payable and accrued expenses. The portion of the fair value of these foreign currency forward contracts that was included in AOCI in total equity reflected net losses of $0.1 million as of September 30, 2016. The Company expects all contracts to be settled over the next nine months and any amounts in AOCI to be reported as an adjustment to revenue or cost of sales. The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2016, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

Undesignated Derivative Instruments
The Company uses forward contracts to mitigate the foreign currency risk related to certain balance sheet positions, including intercompany and third-party receivables and payables. The Company has not elected hedge accounting for these derivative instruments as the duration of these contracts is typically three months or less. The changes in fair value of these derivatives are reported in earnings. The notional amount of undesignated derivative instruments was $508.8 million and $639.6 million as of September 30, 2016 and 2015, respectively.
The Company also has option contracts assumed from Baxalta that were previously designated as cash flow hedges. The notional amount of these option contracts totaled $26.1 million as of September 30, 2016. Upon acquisition, the Company did not elect to redesignate these option contracts as cash flow hedges. In addition, the company also assumed undesignated forward contracts from Baxalta. The notional amount of these undesignated forward contracts totaled $659.3 million as of September 30, 2016.
As of September 30, 2016, the fair value of these contracts was a net liability of $2.0 million (2015: nil) presented within accounts payable and accrued expenses.
Interest Rate Contracts
The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at fixed and/or floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For further details related to interest rates on the Company’s various debt facilities, see Note 14, Borrowings and capital lease obligations, to these Unaudited Consolidated Financial Statements.
Designated Derivative Instruments
In connection with the acquisition of Baxalta, the Company assumed interest rate swap contracts on certain borrowing transactions. These interest rate swap contracts were related to the issuance of Baxalta’s Senior Notes with an aggregate notional amount of $1.0 billion, mature in June 2020 and June 2025. Subsequent to the acquisition of Baxalta, the Company redesignated these interest rate swap contracts as fair value hedges, based on their contractual terms, economic conditions, historic operating or accounting policies, and other conditions that existed at the acquisition date. The effective portion of the changes in the fair value of interest rate swap contracts are recorded as a component of the senior notes assumed in connection with the acquisition of Baxalta with the ineffective portion recorded in income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in the Unaudited Consolidated Statements of Operations. For further details related to Baxalta’s Senior Notes, please see Note 14, Borrowings and capital lease obligations, to these Unaudited Consolidated Financial Statements. As of September 30, 2016, the fair value of these contracts was $43.7 million (2015: $nil) presented within other non-current assets. For the nine months ended September 30, 2016, the Company recognized $2.1 million (2015: $nil) of gain related to these contracts, which was recognized as a component of interest expense.
Undesignated Derivative Instruments
During the nine months ended September 30, 2016, the Company entered into interest rate swap contracts with a total notional amount of $5.1 billion related to the November 2015 Facilities Agreement.  The Company has not elected hedge accounting for these contracts. As of September 30, 2016, the fair value of these contracts was $1.1 million (2015: $nil), which is presented within other current liabilities.  For the nine months ended September 30, 2016, the Company recognized $1.1 million (2015: $nil) loss related to these contracts, which was recognized as a component of interest expense.
The following tables summarize the income statement locations and gains and losses on the Company’s designated and undesignated derivative instruments for the nine months ended September 30, 2016. There were no designated derivatives for the nine months ended September 30, 2015.
As of September 30, 2016, the Company had in total 270 swaps and forward foreign exchange contracts.

(in millions)	Gain (loss) recognized in OCI		Income Statement location	Gain (loss) reclassified from AOCI into income
Nine months ended September 30,	2016	2015		2016	2015
Designated Derivative Instruments
Cash flow hedges
Foreign exchange contracts	$(0.1)	$—	Cost of sales	$—	$—

(in millions)	Location of gain (loss) in Income Statement	Gain (loss) recognized in income
Nine months ended September 30,		2016	2015
Fair value hedges
Interest rate contracts	Interest expense	$2.1	$—
Undesignated Derivative Instruments
Foreign exchange contracts	Other (expense)/income, net	(50.0)	12.0
Interest rate swap contracts	Interest expense	(1.1)	—
As of September 30, 2016, $5.0 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
The following table presents the classification and estimated fair value of the Company’s derivative instruments as of September 30, 2016:

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Designated Derivative Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2.8	Accounts payable and accrued expenses	$6.1
Interest rate contracts	Long term borrowings	43.7		—
		$46.5		$6.1
Undesignated Derivative Instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$4.1	Accounts payable and accrued expenses	$6.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued expenses	1.1
		$50.6		$13.3

As of September 30, 2016, the potential effect of rights to offset associated with the Interest rate swap and foreign exchange forward contracts would be an offset to both assets and liabilities of $7.9 million, resulting in net derivative assets and derivative liabilities of $42.7 million and $5.4 million, respectively.

14.	Borrowings and Capital Lease Obligations

(in millions)	September 30, 2016	December 31, 2015
Short term borrowings:
Borrowings under the Revolving Credit Facilities Agreement	$920.0	$750.0
Borrowings under the November 2015 Facilities Agreement	1,796.3	—
Borrowings under the January 2015 Facilities Agreement	—	750.0
Other borrowings	20.8	11.5
	$2,737.1	$1,511.5

Long term borrowings:
Senior notes	$12,037.0	$—
Baxalta notes	5,104.4	—
Borrowings under the November 2015 Facilities Agreement	3,788.3	—
Other borrowings	59.2	69.9
Capital lease obligations (long term portion)	348.6	—
	$24,074.6	$1,581.4
Capital lease obligations are recorded within other non-current liabilities.
The future payments on debt maturities and capital lease obligations as of September 30, 2016 are as follows:

(in millions)
2016 (remaining three months)	$605.7
2017	2,626.7
2018	3,184.1
2019	3,344.1
2020	1,960.1
2021	3,318.7
Thereafter	9,110.7
Total obligations	24,150.1
Fair value hedges, unamortized bond premium and deferred financing costs	(75.5)
Total debt and capital lease obligations	$24,074.6
For a more detailed description of the Company's financing agreements, please see below, as well as Note 15, Borrowings, of the Shire 2015 Form 10-K.
Senior Notes Issuance
On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company ("SAIIDAC"), a wholly owned subsidiary of the Company, issued senior notes pursuant to a public offering with a total aggregate principal value of $12.1 billion (“SAIIDAC Notes”), guaranteed by Shire plc. SAIIDAC used the net proceeds to fully repay amounts outstanding under the January 2016 Facilities Agreement (discussed below), which was used to finance the cash consideration payable related to the Company’s acquisition of Baxalta. Below is a summary of the SAIIDAC Notes as of September 30, 2016:

(in millions, except for percentage information)	Aggregate Amount	Coupon Rate	Effective interest rate in 2016	Carrying amount at September 30, 2016
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	3,286.5
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,282.4
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,487.8
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,980.3
	$12,100.0			$12,037.0

The SAIIDAC Notes are senior unsecured obligations and may be redeemed at the Company's option at the greater of (1) 100% of the principal amount plus accrued and unpaid interest or (2) the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis at the applicable treasury rate (as defined) plus an incremental margin, plus, in either case, accrued and unpaid interest. The SAIIDAC Notes also contain a change of control provision that may require that the Company offer to purchase the SAIIDAC Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances.

The costs associated with this offering of approximately $62.7 million have been recorded as a reduction to the carrying amount of the debt on the Unaudited Consolidated Balance Sheets. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The discounts will be amortized as additional interest expense over the period from issuance through maturity using the effective interest rate method. Interest on the SAIIDAC Notes is payable March 23 and September 23 of each year, beginning on March 23, 2017.
Baxalta Senior Notes Guaranteed by Shire
Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5 billion in connection with the Baxalta acquisition (“Baxalta Notes”). Below is a summary of the Baxalta Notes as of September 30, 2016:

(in millions, except for percentage information)	Aggregate Principal	Coupon Rate	Effective interest rate in 2016	Carrying amount at September 30, 2016
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	1.65%	$370.9
Fixed-rate notes due 2018	375.0	2.000%	2.20%	374.8
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,014.8
Fixed-rate notes due 2022	500.0	3.600%	3.30%	508.8
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,803.0
Fixed-rate notes due 2045	1,000.0	5.250%	5.20%	1,032.1
Total assumed Senior Notes	$5,000.0			$5,104.4

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 13, Financial Instruments, to these Unaudited Consolidated Financial Statements.
Revolving Credit Facilities Agreement
On December 12, 2014, Shire entered into a $2,100.0 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions. As of September 30, 2016, the Company utilized $920.0 million of the RCF. The RCF, which terminates on December 12, 2020, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.
Term Loan Facilities Agreements

January 2016 Facilities Agreement
On January 11, 2016, Shire entered into an $18.0 billion bridge facilities agreement (the “January 2016 Facilities Agreement”). The January 2016 Facilities Agreement comprised two credit facilities: (i) a $13.0 billion term loan facility originally maturing on January 11, 2017 ("January 2016 Facility A") and (ii) a $5.0 billion revolving loan facility originally maturing on January 11, 2017 ("January 2016 Facility B").
January 2016 Facility A was utilized to finance the cash consideration payable in respect of the acquisition of Baxalta on June 3, 2016 in the amount of $12,390.0 million. The Company used the net proceeds from the issuance of the SAIIDAC Notes to fully repay the amounts outstanding under January 2016 Facility A.
January 2016 Facility B was canceled effective July 11, 2016, in accordance with its terms.
November 2015 Facilities Agreement
On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (the “November 2015 Facilities Agreement”).  The November 2015 Facilities Agreement comprises three credit facilities: (i) a $1.0 billion term loan facility of which, following the exercise of the one year extension option in the amount of $400.0 million, $600.0 million matures on November 2, 2016 and $400.0 million matures on November 2, 2017 (“November 2015 Facility A”), (ii) a $2.2 billion amortizing term loan facility which matures on November 2, 2017 (“November 2015 Facility B”) and (iii) a $2.4 billion amortizing term loan facility which matures on November 2, 2018 (“November 2015 Facility C”).
As of September 30, 2016, the November 2015 Facilities Agreement was fully utilized to finance the cash consideration payable and certain costs related to the acquisition of Dyax.
January 2015 Facilities Agreement
On January 11, 2015, Shire entered into an $850 million term facilities agreement with, among others, Citigroup Global Markets Limited acting as mandated lead arranger and bookrunner (the “January 2015 Facilities Agreement”) with an original maturity date of January 10, 2016. The maturity date was subsequently extended to July 11, 2016 in line with the provisions within the January 2015 Facilities Agreement allowing the maturity date to be extended twice, at Shire’s option, by six months on each occasion. The January 2015 Facilities Agreement was utilized to finance the purchase price paid in respect of Shire’s acquisition of NPS (including certain related costs). On September 28, 2015, the Company reduced the January 2015 Facilities Agreement by $100 million. In January 2016 and at various points thereafter, the Company canceled parts of the January 2015 Facilities Agreement. On February 22, 2016, the Company repaid the remaining balance of $100 million of the January 2015 Facilities Agreement in full.
Short-term uncommitted lines of credit (“Credit lines”)
Shire has access to various Credit lines from a number of banks which provide flexibility to short-term cash management procedures. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of September 30, 2016, these Credit lines were not utilized.
Capital Lease Obligations
The Company assumed certain capital lease obligations related to the Baxalta acquisition. These leases are primarily related to office and manufacturing facilities. As of September 30, 2016, the total capital lease obligations, including current portions, was $348.6 million.

15.	Retirement and Other Benefit Programs
As part of the acquisition of Baxalta, the Company assumed certain pension and other post-employment benefit (“OPEB”) plan obligations and plan assets. The following is a summary of the fair value of the pension and OPEB-related balances assumed as of June 3, 2016, the acquisition date.

(in millions)	U.S. pensions	International pensions	OPEB
Projected Benefit Obligation and Plan Assets Assumed
Projected benefit obligation	$441.6	$503.8	$23.5
Plan assets	218.0	140.5	—
Funded status as of June 3, 2016	$(223.6)	$(363.3)	$(23.5)

Amounts Recognized in the Consolidated Balance Sheet
Other current liabilities	$(0.2)	$(3.1)	$—
Other non-current liabilities	(223.4)	(360.2)	(23.5)
Net liability recognized as of June 3, 2016	$(223.6)	$(363.3)	$(23.5)

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

(in millions)	June 3, 2016
U.S.
ABO	$369.2
Fair value of plan assets	218.0
International
ABO	364.9
Fair value of plan assets	118.2
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	U.S. pensions	International pensions	OPEB
2016 (after June 3, 2016)	$0.9	$7.3	$—
2017	3.6	14.7	0.2
2018	5.4	14.6	0.3
2019	7.3	16.2	0.4
2020	9.3	16.7	0.5
2021 through 2025	75.6	104.8	3.5
Total expected benefit payments for next 10 years	$102.1	$174.3	$4.9

The expected net benefit payments above reflected the Company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the Company’s assets (for unfunded plans) as of June 3, 2016. The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date and Net Periodic Benefit Cost

	U.S. pensions	International pensions	OPEB
Discount rate	4.1%	1.0%	4.2%
Rate of compensation increase	3.8%	3.2%	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.5%
Rate decreased to	n/a	n/a	5.0%
by the year ended	n/a	n/a	2022
The assumptions above, which were used in calculating the June 3, 2016 measurement date benefit obligations, are used in the calculation of net periodic benefit cost in 2016 along with the expected return on plan asset assumption. The Company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both Company-specific and relating to the broad market (based on the Company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The Company is using weighted-average assumptions of 7.0% and 4.5% for its U.S. and International funded plans, respectively, in its calculation of net period benefit cost in 2016.
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
The following pension assets are recorded at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

U.S. pension plan assets
(in millions)	Balance at June 3, 2016	Level 1	Level 2	Level 3
Assets
Fixed income
Cash equivalents*	$4.4	$—	$—	$—
Collective trust funds*	42.7	—	—	—
Mutual fund*	10.7	—	—	—
Equity
Collective trust funds*	96.5	—	—	—
Mutual fund*	53.0	17.0	—	—
Hedge funds*	10.7	—	—	—
Fair value of pension plan assets	$218.0	$17.0	$—	$—

*Investments that are measured at fair value using the net asset value per share or its equivalent as a practical expedient are not required to be classified in the fair value hierarchy.
The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis for the international funded plans.

International pension plan assets
(in millions)	Balance at June 3, 2016	Level 1	Level 2	Level 3
Assets
Fixed income
Cash and cash equivalents	$9.7	$9.7	$—	$—
Government agency issues	1.5	1.5	—	—
Corporate bonds	30.1	30.1	—	—
Mutual funds	40.5	40.5	—	—
Equity
Common stock:
Large cap	15.7	15.7	—	—
Mid cap	1.6	1.6	—	—
Total common stock	17.3	17.3	—	—
Mutual funds	21.5	21.5	—	—
Real estate funds*	10.2	8.4	—	—
Other holdings	9.7	0.1	9.6	—
Fair value of pension plan assets	$140.5	$129.1	$9.6	$—

*Investments that are measured at fair value using the net asset value per share or its equivalent as a practical expedient are not required to be classified in the fair value hierarchy.
The assets and liabilities of the Company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology
Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value
Government agency issues	Values are based on quoted prices in an active market
Corporate bonds	Values are based on the valuation date in an active market
Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges
Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or as reported by the fund managers
Collective trust funds and hedge funds	Values are based on the net asset value of the units held at year end
Real estate funds
The value of these assets are either determined by the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager

Other holdings	The value of these assets vary by investment type and are primarily based on reputable pricing vendors that typically use pricing matrices or models
Net Periodic Benefit Cost
The net periodic benefit cost presented below is from the June 3, 2016 through September 30, 2016.

	June 3, 2016 through September 30, 2016
(in millions)	U.S. pensions	International pensions	OPEB
Net periodic benefit cost
Service cost	$7.4	$10.5	$0.5
Interest cost	6.4	1.8	0.3
Expected return on plan assets	(5.1)	(2.2)	—
Net periodic benefit cost	$8.7	$10.1	$0.8

The net periodic benefit cost presented below is for the three months ended September 30, 2016.

	Three months ended September 30, 2016
(in millions)	U.S. pensions	International pensions	OPEB
Net periodic benefit cost
Service cost	$5.5	$7.9	$0.4
Interest cost	4.8	1.4	0.2
Expected return on plan assets	(3.8)	(1.7)	—
Net periodic benefit cost	$6.5	$7.6	$0.6
Expected Pension and OPEB Plan Funding
The Company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the Company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The Company has no obligation to fund its principal plans in the U.S. in 2016. The Company made cash contributions to its international plans of approximately $4 million from the June 3, 2016 acquisition date through September 30, 2016. The Company did not make any significant voluntary contributions to its U.S. Qualified plan from the June 3, 2016 acquisition date through September 30, 2016. During the three months ended December 31, 2016, the Company expects to make cash contributions to its pension plans of at least $1 million, primarily related to its international plans, and expects to have net cash outflows relating to its OPEB plan of less than $1 million. The Company continually reassesses the amount and timing of any discretionary contributions, which could be significant in any period.
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
The changes in accumulated other comprehensive loss, net of their related tax effects, for the nine months ended September 30, 2016 and 2015 are included below:

(in millions)	Foreign currency translation adjustment	Unrealized holding (loss)/gain on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2016	$(182.1)	$(1.7)	$—	$(183.8)
Net current period other comprehensive income	38.8	10.4	0.4	49.6
As of September 30, 2016	$(143.3)	$8.7	$0.4	$(134.2)

(in millions)	Foreign currency translation adjustment	Unrealized holding (loss)/gain on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2015	$(25.7)	$(5.8)	$—	$(31.5)
Net current period other comprehensive (loss)/income	(124.9)	1.3	—	(123.6)
As of September 30, 2015	$(150.6)	$(4.5)	—	$(155.1)
Reclassifications out of AOCI and into earnings during the three and nine months ended September 30, 2016 and September 30, 2015 were not material.

17.	Earnings per Share
The following table reconciles net income and loss and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
(Loss)/Income from continuing operations, net of taxes	$(368.5)	$477.1	$127.6	$1,054.1
Loss from discontinued operations	(18.3)	(24.3)	(257.5)	(31.3)
Numerator for basic and diluted (loss)/earnings per share	$(386.8)	$452.8	$(129.9)	$1,022.8

Weighted average number of shares:
Basic	900.2	590.9	725.5	590.2
Effect of dilutive shares:
Share-based awards to employees	—	2.5	—	3.0
Diluted	900.2	593.4	725.5	593.2
Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.
The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016 No. of shares	2015 No. of shares	2016 No. of shares	2015 No. of shares
Share-based awards to employees	14.6	3.9	9.7	3.3
Certain stock options have been excluded from the calculation of diluted Earnings per Share (“EPS”) for the three and nine months ended September 30, 2015 because either their exercise prices exceeded Shire’s average share price during the calculation period or the required performance conditions were not satisfied as of the balance sheet date.
Stock options for the three and nine months ended September 30, 2016 have been excluded from the calculation of diluted EPS because the inclusion of these shares would have been antidilutive.

18.	Taxation
For the three and nine months ended September 30, 2016, the effective tax rate on income from continuing operations was 38% (2015: -5%) and 246% (2015: -1%), respectively.
The effective tax rate for the three and nine months ended September 30, 2016 is affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction and of the reversal of deferred tax liabilities from the Baxalta acquisition (including in higher tax territories such as the U.S.) of inventory and intangible assets amortization as well as significant acquisition and integration costs.
The effective tax rate for the three and nine months ended September 30, 2015 was negative primarily due to the release of certain valuation allowances, the effect of the finalization of various tax returns and the re-measurement of uncertain tax positions relating to ongoing tax audits all recognized during the third quarter of 2015.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss for the reporting period. For the three and nine months ended September 30, 2016, the impact of certain items arising from the Baxalta acquisition has caused significant variations in the estimated effective tax rate. As a result, the Company has applied a permitted exception to the general rule by including the actual income tax effect of certain portions of its business discretely when calculating the provision for income taxes for the three and nine months ended September 30, 2016.

19.	Segment Reporting
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
In the periods set out below, revenues by major product were as follows:

	Nine Months Ended September 30,
(in millions)	2016	2015
Product sales:
HEMOPHILIA	$978.0	$—
INHIBITOR THERAPIES	255.7	—
Hematology total	1,233.7	—
CINRYZE	502.6	474.4
ELAPRASE	424.3	405.5
FIRAZYR	411.3	319.8
REPLAGAL	340.5	325.5
VPRIV	259.3	256.2
KALBITOR	39.2	—
Genetic Diseases total	1,977.2	1,781.4
VYVANSE	1,539.5	1,268.9
ADDERALL XR	281.1	259.7
Other Neuroscience	81.2	81.9
Neuroscience total	1,901.8	1,610.5
IMMUNOGLOBULIN THERAPIES	610.7	—
BIO THERAPEUTICS	185.3	—
Immunology total	796.0	—
LIALDA/MEZAVANT	570.3	483.0
PENTASA	222.3	232.7
GATTEX/REVESTIVE	154.3	95.2
NATPARA	58.8	12.8
Other Internal Medicine	260.6	260.6
Internal Medicine total	1,266.3	1,084.3
Oncology total	75.7	—
Opthalmology Total	14.1	—
Total product sales	7,264.8	4,476.2

Royalties and Other Revenues:
SENSIPAR Royalties	112.2	80.0
3TC and ZEFFIX Royalties	43.3	29.9
FOSRENOL Royalties	34.3	32.4
ADDERALL XR Royalties	15.7	22.2
Other Royalties and Revenues	120.2	60.3
Total Royalties and Other Revenues	325.7	224.8
Total Revenues	$7,590.5	$4,701.0
`

20.	Commitments and Contingencies
Leases
Future minimum lease payments under operating leases as of September 30, 2016 are presented below:

(in millions)	Operating leases
2016 (remaining three months)	$42.6
2017	118.9
2018	94.8
2019	84.5
2020	80.1
2021	74.6
Thereafter	333.7
$829.2
The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2039. For the three and nine months ended September 30, 2016, lease and rental expense totaled $32.7 million and $63.0 million, respectively (2015: $6.3 million and $30.6 million, respectively), which is predominantly included in cost of sales and SG&A expenses in the Company’s Unaudited Consolidated Statements of Operations.
Letters of credit and guarantees
As of September 30, 2016, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $130.0 million (being the contractual amounts), providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.
On June 3, 2016, the Company provided a full and unconditional guarantee for Baxalta’s obligations related to the Baxalta Senior Notes. On September 23, 2016, as part of the issuance of SAIIDAC Notes, the Company provided a full and unconditional guarantee for SAIIDAC's obligations under the SAIIDAC Notes.
For additional details please see Note 24, Guarantor financial information, to these Unaudited Consolidated Financial Statements.
Commitments
Clinical testing
At September 30, 2016, the Company had committed to pay approximately $1,202 million (December 31, 2015: $490 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.
Contract manufacturing
At September 30, 2016, the Company had committed to pay approximately $608 million (December 31, 2015: $325 million) in respect of contract manufacturing. The Company expects to pay $213 million of these commitments in 2016.
Other purchasing commitments
At September 30, 2016, the Company had committed to pay approximately $1,993 million (December 31, 2015: $485 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $865 million of these commitments in 2016.

Investment commitments
At September 30, 2016, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $70 million (December 31, 2015: $22 million) which may all be payable in 2016, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities ("VIEs") for which Shire is not the primary beneficiary.
Capital commitments
At September 30, 2016, the Company had committed to spend $130 million (December 31, 2015: $60 million) on capital projects.
Baxter related tax indemnification
Baxter International Inc. ("Baxter") and Baxalta entered into a tax matters agreement, effective on the date of Baxalta’s separation from Baxter, which employs a direct tracing approach, or where direct tracing approach is not feasible, an allocation methodology, to determine which company is liable for pre-separation income tax items for U.S. federal, state and foreign jurisdictions.  With respect to tax liabilities that are directly traceable or allocated to Baxalta but for which Baxalta was not the primary obligor, Baxalta recorded a tax indemnification amount that would be due to Baxter upon Baxter discharging the associated tax liability to the taxing authority.  At September 30, 2016, the amount of the net tax indemnification amount was $42.2 million.

21.	Legal and other proceedings
The Company expenses legal costs when incurred.
The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of September 30, 2016, provision for litigation losses, insurance claims and other disputes totaled $399.7 million (December 31, 2015: $9.9 million).
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
On June 23, 2014, the U.S. District Court for the District of New Jersey granted Shire’s summary judgment motion holding that 18 claims of the patents-in-suit were both infringed and valid. On September 24, 2015, the U.S. Court of Appeals of the Federal Circuit (“CAFC”) affirmed that ruling against all of the ANDA filers and remanded the case to the trial court for further proceedings. The CAFC ruling overturned the infringement ruling against Johnson Matthey and the case against Johnson Matthey has been dismissed. Following remand to the U.S. District Court for the District of New Jersey, the case has been fully resolved as a result of the Stipulation of Dismissal and Final Judgment entered by the court on August 30, 2016 in which the court imposed an injunction preventing all of the ANDA filers (Sandoz,

Roxane, Amneal, Actavis and Mylan) from launching generic versions of VYVANSE until the expiration of these patents in 2023.
In March, April and May 2016, Shire received Notices of Allegation (“NOA”) from Apotex Inc. (“Apotex”) informing Shire that Apotex filed an Abbreviated New Drug Submission (“ANDS”) with Health Canada seeking approval to market a generic version of VYVANSE in Canada.  Within the requisite 45 days, Shire filed for orders of prohibition and, as a result, a 24-month stay of approval of the ANDS has been put into effect. Apotex has withdrawn the first two NOAs. On July 4, 2016, Apotex filed a Statement of Claim in Federal Court seeking a judicial declaration of invalidity and noninfringement of Shire’s Canadian patent relating to VYVANSE which Shire is actively defending.
On April 14, 2016, Shire prevailed in upholding its European patent for ELVANSE. Shire initially prevailed in an opposition to its patent lodged by Johnson Matthey plc, Generics [UK] Limited (trading as Mylan) and Hexal AG and on April 14, 2016 Shire prevailed in the appeal. The decision by the appeals board of the European Patent Office is final and cannot be further appealed.
LIALDA
In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial took place between March 28, 2016 and April 1, 2016. On September 16, 2016 the court issued its ruling finding that the proposed generic product would not infringe the asserted claims. Shire has appealed the ruling to the CAFC.
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
In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc., Watson Pharma, Inc. and Watson Laboratories, Inc. (collectively, “Watson”) were subsequently added as defendants. A trial took place in April 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid. Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013. The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings. Shire petitioned the Supreme Court for a writ of certiorari which was granted on January 26, 2015. The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v. Sandoz. On June 3, 2015, the CAFC reaffirmed their previous decision to reverse the District Court’s claims construction and remanded the case to the U.S. District Court for the Southern District of Florida. A trial was held on January 25-27, 2016. A ruling was issued on March 28, 2016 upholding the validity of the patent and finding that Watson’s proposed ANDA product infringes the patent-in-suit. Watson appealed the ruling to the CAFC and oral argument took place on October 5, 2016.
In April 2012, Shire was notified that Mylan had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A Markman ruling was issued on March 23, 2015. A trial took place from September 26, 2016 through September 30, 2016.
In March 2015, Shire was notified that Amneal had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the District of New Jersey against Amneal, Amneal Pharmaceuticals of New York, LLC and Amneal Pharmaceuticals Co. India Pvt. Ltd. A Markman hearing took place on July 25, 2016. A Markman ruling was issued on August 2, 2016. No trial date has been set.

In September 2015, Shire was notified that Lupin Ltd. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the District of Maryland against Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc. and Lupin Atlantis Holdings SA. No trial date has been set. A Markman hearing is scheduled to take place on November 10, 2016.
On October 7, 2015 the Patent Trial and Appeals Board (“PTAB”) of the United States Patent Office instituted an inter partes review (“IPR”) of U.S. Patent 6,773,720 which is the patent-in-suit in the litigations referred to above.  The IPR process is designed to re-assess the patentability of the claims of the patent.  A decision from the PTAB was issued on October 5, 2016 upholding the validity of the patent in view of the challenges put forward in the IPR.
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
Over the last several years, Shire has been cooperating fully with these investigations.  As part of its efforts to cooperate, Shire has engaged in discussions with the Department of Justice about a possible resolution. Following those discussions, Shire reached an agreement on a proposal for a civil settlement in the amount of $350.0 million plus interest, subject to negotiating a final settlement agreement and obtaining final approvals. An accrual has been recorded related to the settlement. Assuming the agreement is finalized, it will resolve the civil investigations conducted by the Department of Justice, including multiple U.S. Attorney’s Offices and relevant federal and state agencies.
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

22.	Share-based compensation plans
Total share-based compensation recorded by the Company during the three and nine months ended September 30, 2016 and September 30, 2015 by line item is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Cost of sales	$7.9	$6.0	$15.5	$6.0
Research and development	14.4	9.4	33.4	21.0
Selling, general and administrative	24.9	4.6	49.1	28.5
Integration and acquisition costs	26.7	—	170.7	—
Reorganization costs	—	6.7	—	15.3
Total	73.9	26.7	268.7	70.8
Less tax	(26.9)	(7.5)	(73.2)	(19.5)
	$47.0	$19.2	$195.5	$51.3
The table above includes pre-tax expense during the three and nine months ended September 30, 2016 of $45.4 million and $191.7 million, respectively, related to replacement and other awards held by Baxalta employees as further described below. This includes integration related expense during the three and nine months ended September 30, 2016 of $22.1 million and $160.5 million, respectively, from the acceleration of unrecognized expense associated with certain employee terminations.
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
*Pro rata portion of the fair value recognized as expense related to post combination service period
Total unrecognized expense related to the replacement options issued to acquired Baxalta employees as of September 30, 2016 of $46.7 million is expected to be recognized over a weighted-average period of 1.3 years. Total unrecognized expense related to the replacement RSUs issued to acquired Baxalta employees as of September 30, 2016 of $72.0 million is expected to be recognized over a weighted-average period of 1.9 years.

23.	Agreements and Transactions with Baxter
In connection with Baxalta’s separation from Baxter on July 1, 2015, Baxalta and Baxter entered into several separation-related agreements that provided a framework for Baxalta’s relationship with Baxter after the separation. As a result of the acquisition of Baxalta, the Company became party to the separation-related agreements with Baxter. These agreements, among others, included a manufacturing and supply agreement, a transition services agreement, an international commercial operations agreement and tax matters agreement.
Under the terms of the manufacturing and supply agreement, the Company manufactures certain products and materials and sells them to Baxter at an agreed-upon price reflecting the Company’s cost plus a mark-up for certain products and materials. The Company reported revenues associated with the manufacturing and supply agreement with Baxter of approximately $47 million from the June 3, 2016 acquisition date through September 30, 2016 and approximately $31 million during the three months ended September 30, 2016.
Under the terms of the transition services agreement, the Company and Baxter provide various services to each other on an interim, transitional basis. The services provided by Baxter to the Company include certain finance, information technology, human resources, quality, supply chain and other administrative services and functions, and are generally provided on a cost-plus basis. The services generally extend for approximately 2 years following the July 1, 2015 separation except for certain information technology services that may extend for 3 years following the July 1, 2015 separation. The Company reported SG&A expenses associated with the transition services agreement with Baxter of approximately $32 million from the June 3, 2016 acquisition date through September 30, 2016 and approximately $24 million during the three months ended September 30, 2016.
For a certain portion of Baxalta’s non U.S. operations, the legal transfer of net assets from Baxter had not occurred by the June 3, 2016 acquisition date due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the international commercial operations agreement with Baxter, the Company is responsible for the business activities conducted by Baxter on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations are reported in the Company’s consolidated financial statements following the acquisition of Baxalta. The Company reported net sales related to these operations of $60 million from the June 3, 2016 acquisition date through September 30, 2016 and approximately $38 million during the three months ended September 30, 2016. As of September 30, 2016, the assets and liabilities of these operations consisted of inventories of $43 million, which are reported in inventories on the consolidated balance sheet, other assets of $47 million, which are reported as prepaid expenses and other current assets, and liabilities of $3 million, which are reported in other current liabilities. The majority of these operations are expected to be transferred to the Company by the end of 2016.
The tax matters agreement governs Baxter and Baxalta’s and now the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. In addition, the tax matters agreement addresses the allocation of liability for taxes that were incurred as a result of restructuring activities undertaken to effectuate the distribution and provides for Baxalta to indemnify Baxter against any tax liabilities resulting from Baxalta’s action or inaction that causes the merger-related transactions to be taxable. Net tax-related indemnification liabilities reported by the Company as of September 30, 2016 are further discussed in Note 20, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.
As of September 30, 2016, the Company had total amounts due from or to Baxter of $191 million reported in prepaid expenses and other current assets, $34 million reported in other noncurrent assets, $124 million reported in other current liabilities and $86 million reported in other noncurrent liabilities. These balances include the net tax-related indemnification liabilities and assets and liabilities of certain operations that have not transferred to the Company.

24.	Guarantor Financial Information
On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.0% senior notes due 2018, 2.875% senior notes due 2020, 3.6% senior notes due 2022, 4.0% senior notes due 2025, and 5.25% senior notes due 2045 (collectively, “Baxalta Notes”), of Baxalta, a 100% owned subsidiary of the Company. Amounts related to Baxalta and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of the Baxalta acquisition.
On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the SAIIDAC notes, consisting of; 1.90% senior notes due 2019, 2.40% senior notes due 2021, 2.875% senior notes due 2023 and 3.20% senior notes due 2026, of SAIIDAC, a 100% owned subsidiary of the Company.
In accordance with the requirements of SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”, the following tables present unaudited condensed consolidating financial statements of the two separate guarantee structures of the Baxalta Notes and SAIIDAC Notes, for:

•	Shire plc - Parent Guarantor;

•	SAIIDAC Subsidiary Issuer - issuer subsidiary of the SAIIDAC Notes; (a)

•	Baxalta Subsidiary Issuer - issuer subsidiary of the Baxalta Notes; (b)

•	Non-Guarantor Non-Issuer Subsidiaries - presents all other subsidiaries of Parent Guarantor on a combined basis, none of which guarantee the Baxalta Notes or SAIIDAC Notes; (c)

•	Non-Guarantor Subsidiaries of SAIIDAC Notes - presents combined Non-Guarantor Non-Issuer Subsidiaries, including Baxalta, under the guarantee structure where SAIIDAC is the subsidiary issuer; (b+c)

•
Non-Guarantor Subsidiaries of Baxalta Notes - presents combined Non-Guarantor Non-Issuer Subsidiaries, including SAIIDAC, under the guarantee structure where Baxalta is the subsidiary issuer (a+c); and

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.
The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

	Condensed Consolidating Balance Sheet
(As of September 30, 2016)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$308.6	$420.0	$728.6	$420.0	$—	$728.6
Restricted cash	—	—	—	20.1	20.1	20.1	—	20.1
Accounts receivable, net	—	—	—	2,633.4	2,633.4	2,633.4	—	2,633.4
Inventories	—	—	—	4,857.1	4,857.1	4,857.1	—	4,857.1
Prepaid expenses and other current assets	1.8	0.7	12.7	650.1	662.8	650.8	—	665.3
Intercompany receivables	—	50.2	432.6	3,742.3	4,174.9	3,792.5	(4,225.1)	—
Short term intercompany loan receivable	—	1,796.3	—	—	—	1,796.3	(1,796.3)	—
Total current assets	1.8	1,847.2	753.9	12,323.0	13,076.9	14,170.2	(6,021.4)	8,904.5
Investments	36,448.3	—	35,740.2	12,563.2	48,303.4	12,563.2	(84,559.9)	191.8
Property, plant and equipment, net	—	—	25.9	6,501.8	6,527.7	6,501.8	—	6,527.7
Goodwill	—	—	—	14,850.6	14,850.6	14,850.6	—	14,850.6
Intangible assets, net	—	—	—	38,871.5	38,871.5	38,871.5	—	38,871.5
Long term intercompany loan receivable	—	15,825.3	—	—	—	15,825.3	(15,825.3)	—
Other non-current assets	4.2	—	437.3	180.7	618.0	180.7	(217.0)	405.2
Total assets	$36,454.3	$17,672.5	$36,957.3	$85,290.8	$122,248.1	$102,963.3	$(106,623.6)	$69,751.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4.7	$18.4	$101.5	$3,897.1	$3,998.6	$3,915.5	$—	$4,021.7
Short term borrowings	920.0	1,796.3	—	20.8	20.8	1,817.1	—	2,737.1
Intercompany payables	4,225.1	—	—	—	—	—	(4,225.1)	—
Short term intercompany loan payable	—	—	—	1,796.3	1,796.3	1,796.3	(1,796.3)	—
Other current liabilities	—	1.1	48.4	302.6	351.0	303.7		352.1
Total current liabilities	5,149.8	1,815.8	149.9	6,016.8	6,166.7	7,832.6	(6,021.4)	7,110.9
Long term borrowings	—	15,825.3	5,104.8	58.8	5,163.6	15,884.1	—	20,988.9
Deferred tax liability	—	—	—	9,543.5	9,543.5	9,543.5	(217.0)	9,326.5
Long term intercompany loan payable	1,110.3	—	—	14,715.0	14,715.0	14,715.0	(15,825.3)	—
Other non-current liabilities	408.5	2.0	64.0	2,064.8	2,128.8	2,066.8	—	2,539.3
Total liabilities	6,668.6	17,643.1	5,318.7	32,398.9	37,717.6	50,042.0	(22,063.7)	39,965.6
Total equity	29,785.7	29.4	31,638.6	52,891.9	84,530.5	52,921.3	(84,559.9)	29,785.7
Total liabilities and equity	$36,454.3	$17,672.5	$36,957.3	$85,290.8	$122,248.1	$102,963.3	$(106,623.6)	$69,751.3

	Condensed Consolidating Balance Sheet
(As of December 31, 2015)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$135.5	$135.5	$135.5	$—	$135.5
Restricted cash	—	—	—	86.0	86.0	86.0	—	86.0
Accounts receivable, net	—	—	—	1,201.2	1,201.2	1,201.2	—	1,201.2
Inventories	—	—	—	635.4	635.4	635.4	—	635.4
Prepaid expenses and other current assets	1.9	9.6	—	185.9	185.9	195.5	—	197.4
Intercompany receivables	—	—	—	3,164.9	3,164.9	3,164.9	(3,164.9)	—
Total current assets	1.9	9.6	—	5,408.9	5,408.9	5,418.5	(3,164.9)	2,255.5
Investments	14,477.2	—	—	50.8	50.8	50.8	(14,477.2)	50.8
Property, plant and equipment, net	—	—	—	828.1	828.1	828.1	—	828.1
Goodwill	—	—	—	4,147.8	4,147.8	4,147.8	—	4,147.8
Intangible assets, net	—	—	—	9,173.3	9,173.3	9,173.3	—	9,173.3
Other non-current assets	5.3	8.3	—	140.7	140.7	149.0	—	154.3
Total assets	$14,484.4	$17.9	$—	$19,749.6	$19,749.6	$19,767.5	$(17,642.1)	$16,609.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10.0	$—	$—	$2,040.6	$2,040.6	$2,040.6	$—	$2,050.6
Short term borrowings	1,500.0	—	—	11.5	11.5	11.5	—	1,511.5
Intercompany payables	3,145.3	19.6	—	—	—	19.6	(3,164.9)	—
Other current liabilities	—	—	—	144.0	144.0	144.0	—	144.0
Total current liabilities	4,655.3	19.6	—	2,196.1	2,196.1	2,215.7	(3,164.9)	3,706.1
Long term borrowings	—	—	—	69.9	69.9	69.9	—	69.9
Deferred tax liability	—	—	—	2,205.9	2,205.9	2,205.9	—	2,205.9
Other non-current liabilities	—	—	—	798.8	798.8	798.8	—	798.8
Total liabilities	4,655.3	19.6	—	5,270.7	5,270.7	5,290.3	(3,164.9)	6,780.7
Total equity	9,829.1	(1.7)	—	14,478.9	14,478.9	14,477.2	(14,477.2)	9,829.1
Total liabilities and equity	$14,484.4	$17.9	$—	$19,749.6	$19,749.6	$19,767.5	$(17,642.1)	$16,609.8

	Condensed Consolidating Statements of Operations
(for the three months ended September 30, 2016)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
Revenues:
Product sales	$—	$—	$—	$3,315.4	$3,315.4	$3,315.4	$—	$3,315.4
Royalties & other revenues	—	—	—	136.7	136.7	136.7	—	136.7
Total revenues	—	—	—	3,452.1	3,452.1	3,452.1	—	3,452.1
Costs and expenses:
Cost of sales	—	—	—	1,736.2	1,736.2	1,736.2	—	1,736.2
Research and development	—	—	—	511.1	511.1	511.1	—	511.1
Selling, general and administrative	(2.5)	—	10.8	867.3	878.1	867.3	—	875.6
Amortization of acquired intangible assets	—	—	—	354.9	354.9	354.9	—	354.9
Integration and acquisition costs	—	—	50.0	234.5	284.5	234.5	—	284.5
Reorganization costs	—	—	—	101.4	101.4	101.4	—	101.4
Gain on sale of product rights	—	—	—	(5.7)	(5.7)	(5.7)	—	(5.7)
Total operating expenses	(2.5)	—	60.8	3,799.7	3,860.5	3,799.7	—	3,858.0

Operating income/(loss) from continuing operations	2.5	—	(60.8)	(347.6)	(408.4)	(347.6)	—	(405.9)

Interest income/(expense), net	(23.2)	61.7	(26.1)	(190.0)	(216.1)	(128.3)	—	(177.6)
Other expense, net	(0.1)	—	(0.1)	(13.5)	(13.6)	(13.5)	—	(13.7)
Total other income/(expense), net	(23.3)	61.7	(26.2)	(203.5)	(229.7)	(141.8)	—	(191.3)

Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	(20.8)	61.7	(87.0)	(551.1)	(638.1)	(489.4)	—	(597.2)
Income tax benefit/(expense)	—	(15.4)	18.9	226.1	245.0	210.7	—	229.6
Equity in income/(losses) of equity method investees, net of taxes	(366.0)	—	(505.0)	(0.9)	(505.9)	(0.9)	871.0	(0.9)
Income/(loss) from continuing operations, net of taxes	(386.8)	46.3	(573.1)	(325.9)	(899.0)	(279.6)	871.0	(368.5)
Loss from discontinued operations, net of taxes	—	—	—	(18.3)	(18.3)	(18.3)	—	(18.3)
Net income/(loss)	(386.8)	46.3	(573.1)	(344.2)	(917.3)	(297.9)	871.0	(386.8)
Comprehensive income/(loss)	$(135.2)	$46.3	$(333.4)	$(583.9)	$(917.3)	$(537.6)	$871.0	$(135.2)

	Condensed Consolidating Statements of Operations
(for the nine months ended September 30, 2016)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
Revenues:
Product sales	$—	$—	$—	$7,264.8	$7,264.8	$7,264.8	$—	$7,264.8
Royalties & other revenues	—	—	—	325.7	325.7	325.7	—	325.7
Total revenues	—	—	—	7,590.5	7,590.5	7,590.5	—	7,590.5
Costs and expenses:
Cost of sales	—	—	—	2,762.9	2,762.9	2,762.9	—	2,762.9
Research and development	—	—	0.4	1,022.6	1,023.0	1,022.6	—	1,023.0
Selling, general and administrative	33.3	—	19.4	1,973.1	1,992.5	1,973.1	—	2,025.8
Amortization of acquired intangible assets	—	—	—	702.5	702.5	702.5	—	702.5
Integration and acquisition costs	—	—	259.7	478.9	738.6	478.9	—	738.6
Reorganization costs	—	—	—	115.7	115.7	115.7	—	115.7
Gain on sale of product rights	—	—	—	(12.2)	(12.2)	(12.2)	—	(12.2)
Total operating expenses	33.3	—	279.5	7,043.5	7,323.0	7,043.5	—	7,356.3

Operating income (loss) from continuing operations	(33.3)	—	(279.5)	547.0	267.5	547.0	—	234.2

Interest income/(expense), net	(67.7)	41.5	(32.4)	(248.3)	(280.7)	(206.8)	—	(306.9)
Other income/(expense), net	0.8	—	7.6	(24.6)	(17.0)	(24.6)	—	(16.2)
Total other income/(expense), net	(66.9)	41.5	(24.8)	(272.9)	(297.7)	(231.4)	—	(323.1)

Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	(100.2)	41.5	(304.3)	274.1	(30.2)	315.6	—	(88.9)
Income tax benefit/(expense)	1.9	(10.3)	77.7	149.1	226.8	138.8	—	218.4
Equity in income/(losses) of equity method investees, net of taxes	(31.6)	—	(635.9)	(1.9)	(637.8)	(1.9)	667.5	(1.9)
Income/(loss) from continuing operations, net of taxes	(129.9)	31.2	(862.5)	421.3	(441.2)	452.5	667.5	127.6
Loss from discontinued operations, net of taxes	—	—	—	(257.5)	(257.5)	(257.5)	—	(257.5)
Net income/(loss)	(129.9)	31.2	(862.5)	163.8	(698.7)	195.0	667.5	(129.9)
Comprehensive income/(loss)	$(80.3)	$31.2	$(809.0)	$(278.0)	$(1,087.0)	$(246.8)	$1,055.8	$(80.3)

	Condensed Consolidating Statements of Operations
(for the three months ended September 30, 2015)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
Revenues:
Product sales	$—	$—	$—	$1,576.8	$1,576.8	$1,576.8	$—	$1,576.8
Royalties & other revenues	—	—	—	78.2	78.2	78.2	—	78.2
Total revenues	—	—	—	1,655.0	1,655.0	1,655.0	—	1,655.0
Costs and expenses:
Cost of sales	—	—	—	262.7	262.7	262.7	—	262.7
Research and development	—	—	—	241.2	241.2	241.2	—	241.2
Selling, general and administrative	9.0	—	—	433.3	433.3	433.3	—	442.3
Amortization of acquired intangible assets	—	—	—	132.7	132.7	132.7	—	132.7
Integration and acquisition costs	—	—	—	89.9	89.9	89.9	—	89.9
Reorganization costs	—	—	—	31.1	31.1	31.1	—	31.1
Other operating expenses	—	—	—	(0.7)	(0.7)	(0.7)	—	(0.7)
Total operating expenses	9.0	—	—	1,190.2	1,190.2	1,190.2	—	1,199.2

Operating income (loss) from continuing operations	(9.0)	—	—	464.8	464.8	464.8	—	455.8

Interest income/(expense), net	(16.5)	—	—	6.6	6.6	6.6	—	(9.9)
Other income, net	0.1	—	—	9.5	9.5	9.5	—	9.6
Total other income/(expense), net	(16.4)	—	—	16.1	16.1	16.1	—	(0.3)

Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	(25.4)	—	—	480.9	480.9	480.9	—	455.5
Income tax benefit	0.4	—	—	21.9	21.9	21.9	—	22.3
Equity in income/(losses) of equity method investees, net of taxes	477.8	—	—	(0.7)	(0.7)	(0.7)	(477.8)	(0.7)
Income/(loss) from continuing operations, net of taxes	452.8	—	—	502.1	502.1	502.1	(477.8)	477.1
Loss from discontinued operations, net of taxes	—	—	—	(24.3)	(24.3)	(24.3)	—	(24.3)
Net income/(loss)	452.8	—	—	477.8	477.8	477.8	(477.8)	452.8
Comprehensive income/(loss)	$409.2	$—	$—	$434.2	$434.2	$434.2	$(434.2)	$409.2

	Condensed Consolidating Statements of Operations
(for the nine months ended September 30, 2015)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
Revenues:
Product sales	$—	$—	$—	$4,476.2	$4,476.2	$4,476.2	$—	$4,476.2
Royalties & other revenues	—	—	—	224.8	224.8	224.8	—	224.8
Total revenues	—	—	—	4,701.0	4,701.0	4,701.0	—	4,701.0
Costs and expenses:
Cost of sales	—	—	—	718.5	718.5	718.5	—	718.5
Research and development	—	—	—	1,210.8	1,210.8	1,210.8	—	1,210.8
Selling, general and administrative	22.5	—	—	1,334.1	1,334.1	1,334.1	—	1,356.6
Amortization of acquired intangible assets	—	—	—	352.3	352.3	352.3	—	352.3
Integration and acquisition costs	—	—	—	(46.8)	(46.8)	(46.8)	—	(46.8)
Reorganization costs	—	—	—	59.6	59.6	59.6	—	59.6
Other operating expenses	—	—	—	(13.0)	(13.0)	(13.0)	—	(13.0)
Total operating expenses	22.5	—	—	3,615.5	3,615.5	3,615.5	—	3,638.0

Operating income (loss) from continuing operations	(22.5)	—	—	1,085.5	1,085.5	1,085.5	—	1,063.0

Interest income/(expense), net	(46.9)	—	—	18.7	18.7	18.7	—	(28.2)
Other income, net	1.3	—	—	10.6	10.6	10.6	—	11.9
Total other income/(expense), net	(45.6)	—	—	29.3	29.3	29.3	—	(16.3)

Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	(68.1)	—	—	1,114.8	1,114.8	1,114.8	—	1,046.7
Income tax benefit	1.7	—	—	7.3	7.3	7.3	—	9.0
Equity in income/(losses) of equity method investees, net of taxes	1,089.2	—	—	(1.6)	(1.6)	(1.6)	(1,089.2)	(1.6)
Income/(loss) from continuing operations, net of taxes	1,022.8	—	—	1,120.5	1,120.5	1,120.5	(1,089.2)	1,054.1
Loss from discontinued operations, net of taxes	—	—	—	(31.3)	(31.3)	(31.3)	—	(31.3)
Net income/(loss)	1,022.8	—	—	1,089.2	1,089.2	1,089.2	(1,089.2)	1,022.8
Comprehensive income/(loss)	$899.2	$—	$—	$965.6	$965.6	$965.6	$(965.6)	$899.2

	Condensed Consolidating Statement of Cash Flows
(For the nine months ended September 30, 2016)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used in) operating activities	$(79.8)	$182.3	$(51.8)	$1,455.3	$1,403.5	$1,637.6	$—	$1,506.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(2,390.0)	(18,172.0)	—	(2,863.7)	(2,863.7)	(21,035.7)	23,425.7	—
Movements in restricted cash	—	—	—	68.3	68.3	68.3	—	68.3
Purchases of businesses, net of cash acquired	—	—	—	(17,476.2)	(17,476.2)	(17,476.2)	—	(17,476.2)
Purchases of PP&E and non-current investments	—	—	(6.0)	(396.5)	(402.5)	(396.5)	—	(402.5)
Proceeds from sale of product rights	—	—	—	7.8	7.8	7.8	—	7.8
Proceeds from disposal of non-current investments and PP&E	—	—	—	0.6	0.6	0.6	—	0.6
Other, net	—	—	—	(9.3)	(9.3)	(9.3)	—	(9.3)
Net cash provided by (used in) investing activities	(2,390.0)	(18,172.0)	(6.0)	(20,669.0)	(20,675.0)	(38,841.0)	23,425.7	(17,811.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	1,655.0	30,079.9	—	7.4	7.4	30,087.3	—	31,742.3
Repayment of revolving line of credit, long term and short term borrowings	(2,215.8)	(12,409.2)	—	(7.9)	(7.9)	(12,417.1)	—	(14,632.9)
Proceeds from intercompany borrowings	3,045.3	490.0	308.4	19,582.0	19,890.4	20,072.0	(23,425.7)	—
Payment of dividend	(15.0)	—	—	(115.2)	(115.2)	(115.2)	—	(130.2)
Debt issuance costs	—	(171.0)	—	—	—	(171.0)	—	(171.0)
Proceeds from exercise of options	0.3	—	87.9	10.7	98.6	10.7	—	98.9
Other, net	—	—	(29.9)	23.4	(6.5)	23.4	—	(6.5)
Net cash provided by (used in) financing activities	2,469.8	17,989.7	366.4	19,500.4	19,866.8	37,490.1	(23,425.7)	16,900.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2.2)	(2.2)	(2.2)	—	(2.2)
Net increase in cash and cash equivalents	—	—	308.6	284.5	593.1	284.5	—	593.1
Cash and cash equivalents at beginning of period	—	—	—	135.5	135.5	135.5	—	135.5
Cash and cash equivalents at end of period	$—	$—	$308.6	$420.0	$728.6	$420.0	$—	$728.6

	Condensed Consolidating Statement of Cash Flows
(For the nine months ended September 30, 2015)	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of SAIIDAC Notes	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used in) operating activities	$(107.2)	$—	$—	$1,682.4	$1,682.4	$1,682.4	$—	$1,575.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(3,570.0)	—	—	(2,543.3)	(2,543.3)	(2,543.3)	6,113.3	—
Movements in restricted cash	(1.1)	—	—	(46.9)	(46.9)	(46.9)	—	(48.0)
Purchases of businesses, net of cash acquired	—	—	—	(5,553.4)	(5,553.4)	(5,553.4)	—	(5,553.4)
Purchases of PP&E and non-current investments	—	—	—	(67.3)	(67.3)	(67.3)	—	(67.3)
Proceeds from short-term investments	—	—	—	67.0	67.0	67.0	—	67.0
Proceeds from sale of product rights	—	—	—	14.5	14.5	14.5	—	14.5
Proceeds from disposal of non-current investments	—	—	—	18.5	18.5	18.5	—	18.5
Other, net	—	—	—	2.7	2.7	2.7	—	2.7
Net cash provided by (used in) investing activities	(3,571.1)	—	—	(8,108.2)	(8,108.2)	(8,108.2)	6,113.3	(5,566.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,631.1	—	—	19.7	19.7	19.7	—	3,650.8
Repayment of revolving line of credit, long term and short term borrowings	(2,486.1)	—	—	—	—	—	—	(2,486.1)
Proceeds from intercompany borrowings	2,543.3	—	—	3,570.0	3,570.0	3,570.0	(6,113.3)	—
Payment of dividend	(5.6)	—	—	(104.6)	(104.6)	(104.6)	—	(110.2)
Debt issuance costs	(3.3)	—	—	—	—	—	—	(3.3)
Other, net	(1.1)	—	—	4.8	4.8	4.8	—	3.7
Net cash provided by (used in) financing activities	3,678.3	—	—	3,489.9	3,489.9	3,489.9	(6,113.3)	1,054.9
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1.6)	(1.6)	(1.6)	—	(1.6)
Net decrease in cash and cash equivalents	—	—	—	(2,937.5)	(2,937.5)	(2,937.5)	—	(2,937.5)
Cash and cash equivalents at beginning of period	—	—	—	2,982.4	2,982.4	2,982.4	—	2,982.4
Cash and cash equivalents at end of period	$—	$—	$—	$44.9	$44.9	$44.9	$—	$44.9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Shire’s Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and our Audited Consolidated Financial Statements and related notes included in the Shire 2015 Form 10-K.

Significant events in the three months ended September 30, 2016 and recent developments
Senior notes issuance

•
On September 23, 2016, SAIIDAC, a wholly owned subsidiary of the Company, issued senior notes pursuant to a public offering with a total aggregate principal value of $12.1 billion, guaranteed by Shire plc. SAIIDAC used the net proceeds to fully repay amounts outstanding under the January 2016 Facilities Agreement, which was used to finance the cash portion of the Company’s acquisition of Baxalta. Below is a summary of the SAIIDAC Notes as of September 30, 2016:

•$3.3 billion 1.900% Senior Notes due 2019;
•$3.3 billion 2.400% Senior Notes due 2021;
•$2.5 billion 2.875% Senior Notes due 2023; and
•$3.0 billion 3.200% Senior Notes due 2026
Pacritinib for the treatment of myelofibrosis

•
On October 21, 2016, Shire and CTI BioPharma Corp. (“CTI”)  entered into an Asset Return and Termination Agreement pursuant to which the license arrangement between the parties was terminated in its entirety and all rights relating to pacritnib were returned to CTI.

Biosimilars (etanercept and adalimumab)

•
Shire has terminated its relationship with SFJ Pharmaceuticals, Inc. and its biosimilar collaboration with Coherus BioSciences. Additionally, Shire has delivered notice of exercise of its right to terminate its biosimilar collaboration with Momenta and such termination will be effective upon expiration of the applicable termination notice period. These collaborations were acquired through the Baxalta acquisition.

OTHER THIRD QUARTER 2016 DEVELOPMENTS
Products
ONIVYDE for the treatment of pancreatic cancer

•
On October 18, 2016, Shire announced that the European Commission granted Marketing Authorization to ONIVYDE (pegylated liposomal irinotecan hydrochloride trihydrate), for the treatment of metastatic adenocarcinoma of the pancreas, in combination with 5-fluorouracil and leucovorin, in adult patients who have progressed following gemcitabine-based therapy. This approval is accompanied by an Orphan Drug Designation for ONIVYDE.

VYVANSE for the treatment of moderate to severe binge eating disorder ("BED")

•	On September 30, 2016, Health Canada approved VYVANSE for BED. The launch is on track for the fourth quarter of 2016.

•
On October 17, 2016, Shire announced the approval of a supplemental NDA by the FDA. The VYVANSE label will include the new longer-term maintenance of efficacy data in adults with moderate to severe BED.

LIALDA for the treatment of ulcerative colitis

•	On September 28, 2016, Mochida Pharmaceutical Co., Ltd announced that the Japanese Ministry of Health, Labour and Welfare approved LIALDA 1200mg for the treatment of patients with ulcerative colitis.

CUVITRU for the treatment of primary immunodeficiency disorders

•	On September 14, 2016, Shire announced that the FDA granted approval for CUVITRU [Immune Globulin Subcutaneous (Human), 20% Solution] in adult and pediatric patients two years of age and older.
XIIDRA for the treatment of dry eye disease

•
On August 29, 2016, Shire announced that XIIDRA (lifitegrast ophthalmic solution) 5%, a twice-daily prescription eye drop indicated for the treatment of both the signs and symptoms of dry eye disease, became available by prescription in the U.S. The FDA approved XIIDRA on July 11, 2016.

•
On October 28, 2016, a New Drug Submission (NDS) was filed with Health Canada for lifitegrast ophthalmic solution 5%. This submission marks the first step towards Shire's international expansion activities for lifitegrast.

VONVENDI for the treatment of adults affected by von Willebrand disease (“VWD”)

•	On August 9, 2016, Shire announced the U.S. launch of VONVENDI [von Willebrand factor (Recombinant)], the only recombinant treatment for adults living with VWD.
Pipeline
SHP610 for the treatment of Sanfilippo Syndrome type A (MPS-IIIA) (“Sanfilippo A”)

•
The Phase 2b study of SHP610 in pediatric patients with early stage Sanfilippo A did not meet its primary endpoint of slowing the cognitive decline in patients. Shire intends to terminate all clinical trials of SHP610 and plans to publish the results of the SHP610 program for the benefit of the Sanfilippo community.

SHP643 for the treatment of Hereditary Angioedema

•	The pivotal Phase 3 study completed enrollment in September 2016 with 125 patients enrolled. The topline data readout is expected in the second quarter of 2017.
SHP609 for the treatment of Hunter Syndrome

•	The Pivotal Phase 3 study completed enrollment in September 2016 with 49 patients enrolled. The topline data readout is expected in the fourth quarter of 2017.
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
Over the last several years, Shire has been cooperating fully with these investigations.  As part of its efforts to cooperate, Shire has engaged in discussions with the Department of Justice about a possible resolution.  Following those discussions, Shire reached an agreement on a proposal for a civil settlement in the amount of $350 million plus interest, subject to negotiating a final settlement agreement and obtaining final approvals. The Company has recorded an accrual related to the settlement. Assuming the agreement is finalized, it will resolve the civil investigations conducted by the Department of Justice, including multiple U.S. Attorney’s Offices and relevant federal and state agencies.
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
Patent Trial and Appeal Board upholds the validity of LIALDA patent
On October 5, 2016, Shire announced that the U.S. Patent & Trademark Office’s Patent Trial and Appeal Board issued a decision upholding the validity of U.S. Patent No. 6,773,720, related to LIALDA.
District Court issues ruling in Hatch Waxman Case regarding LIALDA
On September 16, 2016, the U.S. District Court for the District of Delaware ruled that Cadilla Healthcare Ltd./Zydus Pharmaceuticals (USA) Inc.’s (“Zydus”) proposed generic version of LIALDA  does not infringe U.S Patent No. 6,773,720 (“the ‘720 patent”). Shire has appealed this ruling to the Court of Appeals of the Federal Circuit. Shire believes that the proposed Zydus product infringes the ‘720 patent and will continue to vigorously defend its intellectual property rights.
Results of operations for the three months ended September 30, 2016 and 2015
Financial highlights for the three months ended September 30, 2016 are as follows:

•
Total product sales were up 110% compared to the three months ended September 30, 2015 (up 111% on a Non GAAP CER[1] basis) to $3,315.4 million (2015: $1,576.8 million), primarily due to the inclusion of $1,546.2 million of legacy Baxalta sales.

Excluding Baxalta, product sales increased 12% (13% on a Non GAAP CER basis) with all legacy Shire franchises exhibiting growth: Neuroscience up 15%, Genetic Diseases up 5% and Internal Medicine up 15% in the three months ended September 30, 2016 compared to the same period in 2015. Following the launch of XIIDRA in August 2016, the Opthalmology franchise contributed sales of $14 million.

•	Royalties and other revenues were up 75% to $136.7 million, as the third quarter of 2016 benefited from additional revenue acquired with Baxalta primarily related to contract manufacturing activities.

•
Operating loss for the three months ended September 30, 2016 was $405.9 million compared to operating income of $455.5 million in the same period in 2015. The operating loss in the three months ended September 2016 was primarily due the impact of acquisition accounting, including higher amortization of inventory fair value step up, amortization of acquired intangible assets, combined with increased integration and acquisition costs.

•
Losses per share for the three months ended September 30, 2016 were $0.43 compared to diluted earnings per share of $0.76 for the same period in 2015. The loss in the three months ended September 2016 was primarily due to lower operating income resulting from the impact of acquisition accounting, including higher amortization of inventory fair value step up, amortization of acquired intangible assets, combined with increased integration and acquisition charges, all primarily related to the Baxalta transaction.

(1) The Company’s management analyzes product sales and revenue growth for certain products sold in markets outside of the U.S. on a constant exchange rate (“CER”) basis, so that product sales and revenue growth can be considered excluding movements in foreign exchange rates. Product sales and revenue growth on a CER basis is a Non GAAP financial measure (“Non GAAP CER”), computed by comparing 2016 product sales and revenues restated using 2015 average foreign exchange rates to 2015 actual product sales and revenues. Average exchange rates used by Shire for the third quarter of 2016 were $1.32:£1.00 and $1.11:€1.00 (2015: $1.56:£1.00 and $1.11:€1.00).

Results of operations for the three months and nine months ended September 30, 2016 and 2015
Product revenues
The following table provides an analysis of the Company’s key product revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
Net product sales:	2016	2015	Product sales growth %	Non GAAP CER growth %	2016	2015	Product sales growth %	Non GAAP CER growth %
(in millions, except percentages)
Product sales:
HEMOPHILIA	$702.4	$—	n/a	n/a	$978.0	$—	n/a	n/a
INHIBITOR THERAPIES	181.7	—	n/a	n/a	255.7	—	n/a	n/a
Hematology total	884.1	—	n/a	n/a	1,233.7	—	n/a	n/a
CINRYZE	165.4	187.5	(12)%	(12)%	502.6	474.4	+6%	+6%
ELAPRASE	146.7	134.0	+9%	+11%	424.3	405.5	+5%	+7%
FIRAZYR	146.3	123.2	+19%	+19%	411.3	319.8	+29%	+29%
REPLAGAL	118.9	111.1	+7%	+7%	340.5	325.5	+5%	+6%
VPRIV	87.7	85.1	+3%	+4%	259.3	256.2	+1%	+3%
KALBITOR	11.1	—	n/a	n/a	39.2	—	n/a	n/a
Genetic Diseases total	676.1	640.9	+5%	+6%	1,977.2	1,781.4	+11%	+12%
VYVANSE	512.6	427.3	+20%	+20%	1,539.5	1,268.9	+21%	+22%
ADDERALL XR	80.5	78.0	+3%	+3%	281.1	259.7	+8%	+9%
Other Neuroscience	23.4	29.5	(21)%	(18)%	81.2	81.9	(1)%	+2%
Neuroscience total	616.5	534.8	+15%	+16%	1,901.8	1,610.5	+18%	+19%
IMMUNOGLOBULIN THERAPIES	472.5	—	n/a	n/a	610.7	—	n/a	n/a
BIO THERAPEUTICS	134.0	—	n/a	n/a	185.3	—	n/a	n/a
Immunology total	606.5	—	n/a	n/a	796.0	—	n/a	n/a
LIALDA/MEZAVANT	208.6	176.6	+18%	+18%	570.3	483.0	+18%	+19%
PENTASA	85.4	87.7	(3)%	(3)%	222.3	232.7	(4)%	(4)%
GATTEX/REVESTIVE	58.1	43.0	+35%	+36%	154.3	95.2	+62%	+63%
NATPARA	23.3	6.9	+238%	+238%	58.8	12.8	+359%	+359%
Other Internal Medicine	87.3	86.9	—%	+1%	260.6	260.6	—	+2%
Internal Medicine total	462.7	401.1	+15%	+16%	1,266.3	1,084.3	+17%	+17%
Oncology total	55.4	—	n/a	n/a	75.7	—	n/a	n/a
Opthalmology Total	14.1	—	n/a	n/a	14.1	—	n/a	n/a
Total product sales	$3,315.4	$1,576.8	+110%	+111%	$7,264.8	$4,476.2	+62%	+63%

Hematology
The Hematology franchise was acquired with Baxalta in June 2016 and includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX) and inhibitor therapies. Hematology product sales, totaling $884.1 million and $1,233.7 million, respectively, are included in total product sales for the three and nine months ended September 30, 2016, representing 27% and 17% of Shire’s reported product sales, respectively. The amount shown for the nine month period represents sales since the Baxalta acquisition only.
Genetic Diseases
Genetic Diseases product sales for the three and nine months ended September 30, 2016 increased 5% and 11%, respectively (up 6% and 12%, respectively, on a Non GAAP CER basis), compared to the same periods in 2015, led by strong patient growth in FIRAZYR and across the Lysomal Storage Disease portfolio.
FIRAZYR sales increased 19% and 29%, respectively, in the three and nine months ended September 30, 2016 compared to 2015. These increases were driven by strong growth in the number of patients on therapy as well as the impact of pricing actions taken since the second quarter of 2015, which was slightly offset by lower utilization per patient.
For the three months ended September 30, 2016, CINRYZE sales decreased 12% compared to 2015. An increase to the number of patients on the therapy was more than offset by destocking and reduced utilization as a result of U.S. supply constraints. Shire has taken steps to increase CINRYZE production and expects to return to normalized supply by early 2017.
Neuroscience
Neuroscience product sales for the three and nine months ended September 30, 2016 increased 15% and 18%, respectively (up 16% and 19%, respectively, on a Non GAAP CER basis), compared to the same periods in 2015 with growth primarily driven by VYVANSE.
VYVANSE sales increased 20% and 21% in the three and nine months ended September 30, 2016, respectively compared to the same periods in 2015. The increases were due to year-over-year prescription growth in the U.S., the benefit of price increases taken since the third quarter of 2015 and, to a lesser extent, growth in our international markets.
Immunology
The Immunology franchise was acquired with Baxalta in June 2016 and includes sales of the Company’s antibody-replacement immunoglobulin therapies and bio therapeutic therapies. Immunology product sales, totaling $606.5 million and $796.0 million, respectively, are included in total product sales for the three and nine months ended September 30, 2016, representing 18% and 11% of Shire’s reported product sales, respectively. The amount shown for the nine month period represents sales since the Baxalta acquisition only.
Internal Medicine
Internal Medicine product sales for the three and nine months ended September 30, 2016 increased 15% and 17%, respectively, compared to the same periods in 2015, with strong growth from LIALDA/MEZAVANT, GATTEX/REVESTIVE and NATPARA.
LIALDA/MEZAVANT sales increased 18% for both the three and nine months ended September 30, 2016, compared to the same periods in 2015. The increases were due to the impact of a price increase taken since the third quarter of 2015, increases in prescription demand, resulting in a market share of 40% at the end of the third quarter of 2016.
GATTEX/REVESTIVE and NATPARA, which were acquired with NPS in the first quarter of 2015, continued to perform well with sales up 35% and 238%, respectively, for the three months ended September 30, 2016 and 62% and 359%, respectively, for the nine months ended September 30, 2016 compared to the same periods in 2015. These increases are driven by an increase in the number of patients on therapy.

Oncology
The Oncology franchise was acquired with Baxalta in June 2016 and represents approximately 1% of Shire’s reported product sales for both the three and nine months ended September 30, 2016.
Ophthalmology
Product sales relate to XIIDRA which was made available to patients on August 29, 2016. XIIDRA contributed $14.1 million of product sales in the three and nine months ended September 30, 2016.
Royalties and other revenues
The following table provides an analysis of Shire’s income from royalties and other revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2016	2015	Change %	Non GAAP CER growth %	2016	2015	Change %	Non GAAP CER growth %
SENSIPAR Royalties	$38.7	$34.8	+11%	+11%	$112.2	$80.0	+40%	+40%
3TC and ZEFFIX Royalties	16.2	11.9	+36%	+36%	43.3	29.9	+45%	+45%
FOSRENOL Royalties	13.7	13.2	+4%	(12)%	34.3	32.4	+6%	(4)%
ADDERALL XR Royalties	4.7	7.1	(34)%	(33)%	15.7	22.2	(29)%	(29)%
Other Royalties and Revenues	63.4	11.2	+466%	+462%	120.2	60.3	+99%	+98%
Total Royalties and Other Revenues	$136.7	$78.2	+75%	+72%	$325.7	$224.8	+45%	+43%
Royalties and Other Revenues increased 75% and 45% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to $39 million and $59 million, respectively, of contract manufacturing revenue acquired with Baxalta. Additionally, SENSIPAR royalties increased in the nine months ended September 30, 2016 as the 2016 amount represents a full nine months of royalties. Shire acquired royalty rights to SENSIPAR as part of its acquisition of NPS, which closed February 21, 2015, and revenue prior to that date was recognized by NPS.
Cost of sales
Cost of sales increased to $1,736.2 million for the three months ended September 30, 2016 (52% of product sales), from $262.7 million in the corresponding period in 2015 (17% of product sales). Cost of sales increased to $2,762.9 million for the nine months ended September 30, 2016 (38% of product sales), from $718.5 million in the corresponding period in 2015 (16% of product sales). Cost of sales in each period increased primarily due to the impact of higher amortization of inventory fair value step-ups in 2016 following the acquisitions of Baxalta and Dyax, and, to a lesser extent, the impact of lower margin product franchises acquired with Baxalta. The Company expects the inventory fair value step-up to be amortized within twelve months of the acquisition date.
For the three and nine months ended September 30, 2016, cost of sales included depreciation of $54.5 million and $85.2 million, respectively (2015: $9.6 million and $34.4 million, respectively).

R&D
R&D expenditure increased to $511.1 million for the three months ended September 30, 2016 (15% of product sales), compared to $241.2 million in the corresponding period in 2015 (15% of product sales). The increase is due to the inclusion of Baxalta and Dyax costs and costs related to licensing SHP647. R&D expenditure decreased to $1,023.0 million for the nine months ended September 30, 2016 (14% of product sales), compared to $1,210.8 million in the corresponding period in 2015 (27% of product sales). This decrease is due to IPR&D impairment charges being recorded of $523.3 million recorded during the nine months ended 2015 related to the SHP625 and SHP608 intangible assets.
For the three and nine months ended September 30, 2016, R&D included depreciation of $9.0 million and $20.7 million, respectively (2015: $5.5 million and $17.2 million, respectively).
SG&A
SG&A expenditure increased to $875.6 million for the three months ended September 30, 2016 (26% of product sales), from $442.3 million in the corresponding period in 2015 (28% of product sales). SG&A expenditure increased to $2,025.8 million for the nine months ended September 30, 2016 (28% of product sales) from $1,356.6 million in the corresponding period in 2015 (30% of product sales). These increases are primarily due to the inclusion of Baxalta related costs in the 2016 periods.
For the three and nine months ended September 30, 2016, SG&A included depreciation of $29.6 million and $69.4 million, respectively (2015: $23.6 million and $53.5 million, respectively).
Reported SG&A for periods prior to the second quarter 2016 have been recast to exclude amortization of acquired intangible assets, which is now presented as a separate account line in the Company’s Unaudited Consolidated Statements of Operations.
Amortization of acquired intangible assets
For the three and nine months ended September 30, 2016, Shire recorded amortization of acquired intangible assets of $354.9 million and $702.5 million, respectively, compared to $132.7 million and $352.3 million, respectively, in the corresponding periods in 2015. The increases relate to amortization on the intangible assets acquired with the Baxalta and Dyax transactions.
Integration and acquisition costs
For the three and nine months ended September 30, 2016, Shire recorded integration and acquisition costs of $284.5 million and $738.6 million, respectively, primarily related to the Baxalta and Dyax transactions.
For the three months ended September 30, 2015, Shire recorded integration and acquisition costs of $89.9 million, including $30.7 million for costs primarily related to the acquisition and integration of NPS and charges related to the acquisition of Baxalta and $59.2 million relating to the change in fair values of contingent consideration liabilities primarily relating to SHP625 (acquired with Lumena).
For the nine months ended September 30, 2015 Shire recorded a net credit for integration and acquisition costs of $46.8 million which is principally comprised of costs of $149.7 million related to the acquisition and integration of NPS Pharma, Viropharma and the preliminary work on the combination with Baxalta, offset by a net credit relating to the change in the fair value of contingent consideration liabilities of $196.5 million. The net credit relating to the change in fair value of contingent consideration liabilities relates to the acquisition of Lumena and Lotus Tissue Repair Inc. The Lumena contingent consideration decreased as the probability of success for the SHP625 asset (for the treatment of cholestatic liver diseases) decreased following the receipt of data from certain Phase 2 studies and the agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders. The contingent consideration from the Lotus Tissue Repair acquisition decreased as the probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”)) decreased upon receiving certain preclinical toxicity findings.
Reorganization costs

For the three and nine months ended September 30, 2016, Shire recorded reorganization costs of $101.4 million and $115.7 million, respectively (2015: $31.1 million and $59.6 million, respectively), primarily related to the planned closure of a facility at the Los Angeles manufacturing site.
For the three and nine months ended September 30, 2015 Shire recorded reorganization costs of $31.1 million and $59.6 million, respectively, related to the One Shire reorganization and the relocation of roles from Chesterbrook to Lexington.
Interest expense
For the three and nine months ended September 30, 2016, Shire incurred interest expense of $186.9 million and $318.8 million, primarily due to increased interest expense and amortization of financing fees incurred on borrowings used to fund the Baxalta and Dyax transactions.
For the three and nine months ended September 30, 2015, Shire incurred interest expense of $10.7 million and $31.6 million, respectively, primarily related to interest and amortization of financing fees incurred on borrowings to fund the NPS acquisition.
Taxation
The effective tax rate on income from continuing operations for the three and nine months ended September 30, 2016 was 38% (2015: -5%) and 246% (2015: -1%), respectively.
The effective tax rate for the three and nine months ended September 30, 2016 is affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction and of the reversal of deferred tax liabilities from the Baxalta acquisition (including in higher tax territories such as the U.S.) of inventory and intangible assets amortization as well as significant acquisition and integration costs.
The effective tax rate for the three and nine months ended September 30, 2015 was negative primarily due to the release of certain valuation allowances, the effect of the finalization of various tax returns and the re-measurement of uncertain tax positions relating to ongoing tax audits all recognized during the third quarter of 2015.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss for the reporting period. For the three and nine months ended September 30, 2016, the impact of certain items arising from the Baxalta acquisition has caused significant variations in the estimated effective tax rate. As a result, the Company has applied a permitted exception to the general rule by including the actual income tax effect of certain portions of its business discretely when calculating the provision for income taxes for the three and nine months ended September 30, 2016.
Discontinued operations
The loss from discontinued operations for the three and nine months ended September 30, 2016 was $18.3 million and $257.5 million, respectively, net of tax, primarily due legal contingencies, including a proposed legal settlement to resolve the previously disclosed Department of Justice investigation associated with the divested DERMAGRAFT business.
For the three and nine months ended September 30, 2015, discontinued operations losses totaled $24.3 million and $31.3 million, respectively, net of tax, primarily relating to a change in estimate in relation to onerous lease provisions.
Financial condition at September 30, 2016 and December 31, 2015
Cash & cash equivalents
Cash and cash equivalents increased by $593.1 million to $728.6 million as of September 30, 2016 (December 31, 2015: $135.5 million), primarily due to cash provided by operating activities of $1,506.0 million, as well as $583.2 million of cash acquired in the acquisition of Baxalta. These increases are partially offset by the cash used in the acquisition of Baxalta, net of borrowings.

Accounts receivable, net
Accounts receivable, net increased by $1,432.2 million to $2,633.4 million as of September 30, 2016 (December 31, 2015: $1,201.2 million), primarily due to amounts acquired from Baxalta, and an increase in revenue. Days sales outstanding increased to 46 days for the legacy Shire products (December 31, 2015: 42 days) and was 61 days for legacy Baxalta.
Inventories
Inventories increased by $4,221.7 million to $4,857.1 million as of September 30, 2016 (December 31, 2015: $635.4 million), primarily due to the inventories acquired as part of the acquisitions of Baxalta and Dyax, including fair value step-up of these assets.
Goodwill
Goodwill increased by $10,702.8 million to $14,850.6 million as of September 30, 2016 (December 31, 2015: $4,147.8 million), principally due to the acquisitions of Baxalta and Dyax.
Other intangible assets, net
Other intangible assets, net increased by $29,698.2 million to $38,871.5 million as of September 30, 2016 (December 31, 2015: $9,173.3 million), principally due to the intangible assets acquired with Baxalta and Dyax.
Other non-current assets
Other non-current assets increased by $262.9 million to $296.2 million as of September 30, 2016 (December 31, 2015: $33.3 million), primarily due to income tax receivable and other long term assets acquired from Baxalta.
Short term borrowings
Short term borrowings increased by $1,225.6 million to $2,737.1 million as of September 30, 2016 (December 31, 2015: $1,511.5 million), primarily reflecting the utilization of short term debt facilities and the RCF to partially fund the acquisitions of Dyax.
Other current liabilities
Other current liabilities increased by $208.1 million to $352.1 million as of September 30, 2016 (December 31, 2015: $144.0 million), primarily due to amounts received in the acquisition of Baxalta, including approximately $124 million in amounts due to Baxter.
Long term borrowings
Long term borrowings increased by $20,919.0 million to $20,988.9 million as of September 30, 2016 (December 31, 2015: $69.9 million), reflecting the utilization of the November 2015 Facilities Agreement to fund the acquisition of Dyax and the utilization of the January 2016 Facilities Agreement to fund the cash consideration payable in respect of the Baxalta acquisition and its subsequent refinancing through the issuance of the SAIIDAC Notes, along with the assumption of Baxalta Notes.
Non-current deferred tax liabilities
Non-current deferred tax liabilities increased by $7,120.6 million to $9,326.5 million at September 30, 2016 (December 31, 2015: $2,205.9 million) primarily due to the acquisitions of Baxalta and Dyax including establishing deferred tax liabilities for the acquired intangible assets partially offset by acquired deferred tax assets.
Other non-current liabilities
Other non-current liabilities increased by $1,740.5 million to $2,539.3 million at September 30, 2016 (December 31, 2015: $798.8 million) principally due to the recognition of contingent consideration and other contingent payable related to the acquisitions of Dyax and Baxalta.

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
Shire’s balance sheet includes $728.6 million of cash and cash equivalents as of September 30, 2016.
On September 23, 2016, SAIIDAC, a wholly owned subsidiary of the Company, issued senior notes guaranteed by Shire plc, pursuant to a public offering with a total aggregate principal amount of $12.1 billion. In addition, in connection with the acquisition of Baxalta, Shire plc has guaranteed senior notes issued by Baxalta totaling $5.0 billion and has assumed $336 million of capital lease obligations. The details of these senior notes are presented in Note 14, Borrowings, to these Unaudited Consolidated Financial Statements.
Shire has a revolving credit facility ("RCF) of $2,100 million which matures in 2020, $920 million of which was utilized as of September 30, 2016. The RCF incorporates a $250 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.
Further in connection with the acquisitions of Baxalta and Dyax, Shire entered into a $5,600 million term loan facility in November 2015 and an $18.0 billion bridge loan in January 2016. The November 2015 term loan facility was fully utilized as of September 30, 2016. The bridge loan was fully repaid and canceled subsequent to the issuance of senior notes on September 23, 2016. The details of these facility agreements are presented in Note 14, Borrowings, to these Unaudited Consolidated Financial Statements.
In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility.  As of September 30, 2016, these lines of credit were not utilized.
The Company may also engage in financing activities from time to time, including accessing the debt or equity capital markets.
Financing
Shire anticipates that its operating cash flow together with available cash, cash equivalents, and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of the term loans and milestone payments as they become due over the next twelve months. The RCF facility agreement has an extension option.
If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF and through new borrowings (including issuances of debt securities) or the issuance of new equity, if necessary.

Sources and uses of cash
The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash), as of September 30, 2016 and December 31, 2015:

(in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$728.6	$135.5

Long term borrowings	(20,988.9)	(69.9)
Short term borrowings	(2,737.1)	(1,511.5)
Other debt	(348.6)	(13.4)
Total debt	(24,074.6)	(1,594.8)
Net debt[1]	$(23,346.0)	$(1,459.3)

(1)
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
Cash flow activity
Net cash provided by operating activities in the nine months ended September 30, 2016 decreased by $69.2 million, or 4%, to $1,506.0 million (2015: $1,575.2 million), primarily due to higher tax payments in the nine months ended September 30, 2016 compared to the comparable period of 2015, and higher interest payments due to the assumed Baxalta senior notes and utilization of debt facilities to partially fund the acquisition of Dyax. These cash decreases are partially offset by strong cash receipts from higher revenues in the nine months ended September 30, 2016.
Net cash used in investing activities was $17,811.3 million in the nine months ended September 30, 2016, principally relating to the cash paid for the acquisitions of Baxalta ($12,367 million, less cash acquired of $583 million) and Dyax ($5,934 million, less cash acquired of $241 million).
Net cash used in investing activities was $5,566.0 million in the nine months ended September 30, 2015, principally relating to the cash paid for the acquisitions of NPS ($5,220 million, less cash acquired of $42 million), Foresight ($299 million) and Meritage ($75 million).
Net cash provided by financing activities was $16,900.6 million for the nine months ended September 30, 2016, principally due to the issuance of the SAIIDAC Notes in addition to the drawings, net of subsequent repayments, made under the RCF, the January 2016 Facilities Agreement and the November 2015 Facilities Agreement to partially fund the acquisitions of Baxalta and Dyax.
Net cash provided by financing activities was $1,054.9 million for the nine months ended September 30, 2015, principally due to the drawings, net of subsequent repayments, made under the RCF and the January 2015 Facilities Agreement to partially fund the NPS acquisition, to fully repay the 2013 Facilities Agreement and to fund the dividend payment.
Obligations and commitments
Other than the borrowings incurred to finance the acquisitions of Baxalta and Dyax, as outlined above, and contractual obligations assumed through the acquisition of Baxalta, as outlined in our Quarterly Report on Form 10-Q for the three months ended June 30, 2016, during the nine months ended September 30, 2016 there have been no material changes to the Company’s contractual obligations previously disclosed in PART II: ITEM 7 of the Shire 2015 Form 10-K.

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
During the nine months ended September 30, 2016, the Company assumed certain pension and other post-employment benefit (“OPEB”) plans as a result of its acquisition of Baxalta. The following discusses the critical accounting estimates related to the acquired pension and OPEB plans.
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
Selecting assumptions involves an analysis of both short-term and long-term historical trends and known economic and market conditions at the time of the valuation (also called the measurement date). The use of different assumptions would result in different measures of the funded status and net cost. Actual results in the future could differ from expected results. The Company is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate. The Company’s key assumptions are listed in Note 15, Retirement and Other Benefit Programs to the Unaudited Consolidated Financial Statements included in PART I: ITEM 1 of this Form 10-Q.
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
Interest rate risk
The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at fixed and/or floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For details see Note 13, Financial Instruments, to these Unaudited Consolidated Financial Statements.
The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short-term basis for liquidity purposes, this risk is not actively managed. For the nine months ended September 30, 2016, the average interest rate received on cash and liquid investments was less than 1% per annum. These cash and liquid investments were primarily invested in U.S. dollar term deposits with banks and money market and liquidity funds or held as cash on account.
At September 30, 2016, the Company estimates that a hypothetical increase and decrease in the interest rate by 100-basis points would increase and decrease the net interest costs by approximately $70.0 million and $40.0 million, respectively. If realized, the increase or decrease in the interest costs would affect earnings over the life of the contracts. The Company estimates that such hypothetical 100-basis points adverse increase in the interest rates would decrease the fair value of the long term debt by $1.0 billion at September 30, 2016.
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
The Company’s revenues from product sales in the U.S. are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the nine months ended September 30, 2016, there were three customers in the U.S. that accounted for 38% of the Company’s product sales. However, such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the United States is derived from product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the U.S., specifically, Argentina, Greece, Italy, Portugal and Spain (collectively the “Relevant Countries”) the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. The Company continues to receive remittances in relation to government-owned or government-supported healthcare providers in the Relevant Countries in the nine months ended September 30, 2016, including receipts of $99.9 million and $90.7 million in respect of Spanish and Italian receivables, respectively. The Company’s exposure to Greece, both in terms of gross accounts receivable and annual revenues, is not material.
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
Foreign exchange risk
The Company operates in numerous countries and as a consequence has foreign exchange exposure. The main operating currencies of the Company are the U.S. dollar, Pounds Sterling, Swiss Franc, Canadian dollar, Japanese Yen and the Euro. It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiary’s functional currency.
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
Translational foreign exchange exposure arises on the translation into U.S. dollars of the financial statements of non-U.S. dollar functional subsidiaries. For details see Note 13, Financial Instruments, to these Unaudited Consolidated Financial Statements.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
As of September 30, 2016 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust but excluding Baxalta’s internal control over financial reporting. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust but excluding Baxalta’s internal control over financial reporting, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Except for the change noted below, there have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended

September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 21, Legal and other proceedings, to the Unaudited Consolidated Financial Statements included in PART I: ITEM 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBITS

4.1	Form of Senior Note due 2019 (incorporated by reference to Exhibit 4.1 of Shire’s Current Report on Form 8-K filed on September 21, 2016).

4.2	Form of Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Shire’s Current Report on Form 8-K filed on September 21, 2016).

4.3	Form of Senior Note due 2023 (incorporated by reference to Exhibit 4.3 of Shire’s Current Report on Form 8-K filed on September 21, 2016).

4.4	Form of Senior Note due 2026 (incorporated by reference to Exhibit 4.4 of Shire’s Current Report on Form 8-K filed on September 21, 2016).

4.5
Indenture, dated as of September 23, 2016, among Shire Acquisitions Investments Ireland DAC, Shire plc, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Shire’s Current Report on Form 8-K filed on September 23, 2016).

4.6
First Supplemental Indenture, dated as of September 23, 2016, to the Indenture, dated as of September 23, 2016, among Shire Acquisitions Investments Ireland DAC, Shire plc, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of Shire’s Current Report on Form 8-K filed on September 23, 2016).

10.01
Underwriting Agreement, dated September 19, 2016, among Shire plc, Shire Acquisitions Investments Ireland DAC, and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed on Schedule II thereto (incorporated by reference to Exhibit 1.1 of Shire’s Current Report on Form 8-K filed on September 21, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a - 14 under The Exchange Act.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a - 14 under The Exchange Act.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
101.INS     XBRL Instance Document*
101.SCH     XBRL Taxonomy Extension Schema Document*
101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF     XBRL Taxonomy Definition Linkbase Document*
101.LAB     XBRL Taxonomy Extension Label Linkbase Document*
101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document*
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2016	/s/ Flemming Ornskov Flemming Ornskov Chief Executive Officer

Date: November 2, 2016	/s/ Jeffrey Poulton Jeffrey Poulton Chief Financial Officer