Form 10-K
period 2016-12-31
Shire plc
filed 2017-02-22
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
[X]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
Yes [X] No    [ ]
As of June 30, 2016, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $55.5 billion. This was computed using the average bid and asked price at the above date.
As of February 10, 2017, the number of outstanding ordinary shares of the Registrant was 904,721,016.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, including without limitation statements concerning future strategy, plans, objectives, expectations and intentions, the anticipated timing of clinical trials and approvals for, and the commercial potential of, inline or pipeline products, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, the following:

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

•
the manufacture of Shire’s products is subject to extensive oversight by various regulatory agencies. Regulatory approvals or interventions associated with changes to manufacturing sites, ingredients or manufacturing processes could lead to, among other things, significant delays, an increase in operating costs, lost product sales, an interruption of research activities or the delay of new product launches;

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

•
failure to achieve the strategic objectives, including expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits at the time anticipated or at all with respect to Shire’s acquisitions, including of NPS Pharmaceuticals Inc. (“NPS”), Dyax Corp. (“Dyax”) or Baxalta Incorporated (“Baxalta”), may adversely affect Shire’s financial condition and results of operations;

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

•	Shire incurred substantial additional indebtedness to finance the Baxalta acquisition, which may decrease its business flexibility and increase borrowing costs; and

a further list and description of risks, uncertainties and other matters can be found in this Annual Report on Form 10-K and in Shire’s subsequent Quarterly Reports on Form 10-Q, in each case including those risks outlined in “ITEM 1A: Risk Factors”, and in Shire’s subsequent reports on Form 8-K and other Securities and Exchange Commission filings, all of which are available on Shire’s website.

Trademarks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, the Company's rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

This Annual Report on Form 10-K may include trademarks, service marks or trade names of other companies. The use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or trade name.

SHIRE PLC
2016 Form 10-K Annual Report

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is the leading global biotechnology company focused on serving people with rare diseases and other highly specialized conditions.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development (“R&D”) focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, partners, investors and employees.

Strategy

Shire's mission is to develop and deliver breakthrough therapies for the hundreds of millions of people in the world affected by rare diseases, and millions more with highly specialized conditions, who lack effective therapies to live their lives to the fullest.

The Company’s strategy is underpinned by four drivers:

Growth:

•	Optimize marketed products (referred to as "Inline products") through commercial excellence;

•	advance late-stage pipeline and launch new products; and

•	accelerate growth through the acquisition of assets in core/adjacent therapeutic areas (“TAs”).

Innovation:

•	Invest to develop novel therapies to treat diseases with significant unmet need;

•	expand rare disease expertise through internal research and collaborations with external partners; and

•	broaden the Company’s portfolio through targeting new indications.

Efficiency:

•	Operate a lean and agile organization;

•	maintain focus on profitability while investing for future growth; and

•	retain flexibility to reinvest in high-growth opportunities.

People:

•	Foster and reward an entrepreneurial, high performance culture;

•	attract, develop and retain the best talent; and

•	live our values.

Business Model

The Company's products are available in more than 100 countries across core therapeutic areas including Hematology, Genetic Diseases, Neuroscience, Immunology, Internal Medicine and Ophthalmology; and a growing franchise in Oncology.

Shire leads its business through the Executive Committee, with support from its Inline Committee, Pipeline Committee and Corporate Committee, which comprise senior management from across functions and commercial units to support the Inline products, pipeline activities and other corporate and group related activity. The Executive Committee is responsible for ensuring the appropriate allocation of resources and focused decision making across the enterprise is in the best interests of Shire’s patients, shareholders and other stakeholders.

Shire's Inline Committee focuses exclusively on the commercial execution of its marketed products to ensure that the Company provides innovative treatments and services the needs of its customers and patients, as efficiently as possible.

Shire’s Pipeline Committee focuses on advancing the pre-clinical and clinical development pipeline, which targets rare diseases and highly specialized conditions with high unmet need. This cross-functional committee ensures Shire explores and develops opportunities built upon its core capabilities, priority commercial franchises and also seeks to explore related and emerging areas.

Shire's Corporate Committee provides oversight, input and decision-making for corporate cross-functional matters not covered by the Inline Committee and Pipeline Committee.

Shire also fuels growth by the acquisition of new companies, in-licensing and new product development opportunities through R&D partnerships. Shire’s global corporate development team searches for new technologies, innovative products and strategic partnerships. The team engages in conversations with scientists and entrepreneurs on a global basis, while collaborating with commercial and R&D experts throughout the Company.

Shire’s support functions, including Technical Operations, are unified across the business to run as efficiently and effectively as possible to support the Inline and Pipeline activities.

2016 and Recent Highlights

On June 3, 2016, Shire completed its acquisition of Baxalta, a global innovative biopharmaceutical leader with a sustainable portfolio of differentiated therapies across many disease areas, including hematology, immunology and oncology, to create the global leader in rare diseases and highly specialized conditions.

Other important accomplishments include:

Product updates

•	the U.S. Food and Drug Administration (“FDA”) approval and the U.S. launch of:

◦	XIIDRA, for the treatment of the signs and symptoms of Dry Eye Disease ("DED");

◦	CUVITRU, for Primary Immune Deficiency in adult and pediatric patients two years of age and older;

•	the launch of:

◦	CINRYZE, for the routine prevention against angioedema attacks in adolescent and adult patients with Hereditary Angioedema (“HAE”), in Canada;

◦	VONVENDI, the only recombinant treatment for adults living with von Willebrand disease (“VWD”), in the U.S.;

◦	a pediatric indication for HYQVIA, for the treatment of primary and certain secondary immunodeficiencies, across the European Union (“EU”);

•	the FDA approval of:

◦	ADYNOVATE with BAXJECT III reconstitution system;

◦	ADYNOVATE for treatment of hemophilia A in pediatric patients under 12 years of age and ADYNOVATE for use in surgical settings for both adult and pediatric patients;

•	the EU Marketing Authorization for ONIVYDE for the treatment of Second Line Metastatic Pancreatic Cancer;

•	the New Drug Application (“NDA”) submission to the FDA for the new formulation of VYVANSE CII as chewable tablets;

•	the extension by the European Commission (“EC”) for Market Authorization of REVESTIVE for the treatment of patients aged one year and above with Short Bowel Syndrome (“SBS”);

•	the completion of the decentralized procedure to support European approval of CUVITRU;

•
the marketing approval to Shire's license partner, Mochida Pharmaceutical Co., Ltd., from the Japanese Ministry of Health, Labour and Welfare for LIALDA in the treatment of adults with ulcerative colitis in Japan;

•	the Health Canada approval of VYVANSE for the treatment of Binge Eating Disorder (“BED”) in adults; and

•	the FDA approval of a supplemental NDA (“sNDA”) to the VYVANSE labeling to include the new longer-term maintenance of efficacy data in adults with moderate to severe BED.

Pipeline updates

•	the FDA Breakthrough Therapy Designations for:

◦	SHP621 (budesonide oral suspension, or "BOS") for eosinophilic esophagitis ("EOE");

◦	SHP625 (maralixibat) for progressive familial intrahepatic cholestasis type 2 ("PFIC2");

•
the NDA submission by partner Shionogi & Co., Ltd. for the manufacturing and marketing in Japan of SHP503 (guanfacine hydrochloride prolonged release tablets) for the treatment of Attention-Deficit/Hyperactivity Disorder (“ADHD”);

•	the full enrollment of the:

◦	Phase 3 study for SHP643 in long-term prophylaxis of HAE with topline results expected by early second half of 2017;

◦	Phase 2/3 study for SHP609 in the treatment of severe Hunter Syndrome with the topline data readout expected in the fourth quarter of 2017;

•
on January 19, 2017, Shire announced that the FDA has acknowledged receipt of the Class 2 resubmission of an NDA for SHP465 (triple-bead mixed amphetamine salts, or "MAS") for the treatment of ADHD. The FDA is expected to provide a decision on or around June 20, 2017;

•
the announcement of topline results for Phase 2 Trial of SHP607, an investigational protein replacement, in extremely premature infants with no impact on the primary endpoint of reducing the severity of retinopathy of prematurity. However, the study demonstrated clinically relevant effects on pre-specified secondary endpoints: development of severe bronchopulmonary dysplasia ("BPD") and intraventricular hemorrhage ("IVH");

•
the FDA Fast Track Designation for SHP626 (volixibat) for the treatment of nonalcoholic steatohepatitis (“NASH”) with liver fibrosis, a serious condition with no approved therapies, and initiation of the Phase 2 study in NASH;

•	the New Drug Submission ("NDS") filing with Health Canada for lifitegrast ophthalmic solution 5%, marking the first step toward international expansion activities for lifitegrast;

•
the termination of all clinical trials of SHP610 for the treatment of Sanfilippo Syndrome type A following the negative readout of the Phase 2b study, with plans to publish the results of the SHP610 program for the benefit of the Sanfilippo community; and

•
the termination of the SHP653 (imalumab) mCRC Phase 2a study in December 2016, based on the Data Safety Monitoring Board (DSMB) recommendation and outcome of Shire’s independent risk-benefit assessment.

Business development

•	on June 3, 2016, completed the acquisition of Baxalta, becoming the global leader in rare diseases and highly specialized conditions;

•
on January 22, 2016, completed the acquisition of Dyax, expanding and extending Shire’s industry-leading HAE portfolio, which was financed through the November 2015 Facilities Agreement. For detail on the November 2015 Facilities Agreement, see Note 17, Borrowings and Capital Lease Obligations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K;

•
in October 2016, announced that Shire and CTI BioPharma Corp. ("CTI") entered into an Asset Return and Termination Agreement pursuant to which the license arrangement between the parties was terminated in its entirety and all rights relating to pacritnib were returned to CTI;

•
in September 2016, terminated the relationship with SFJ Pharmaceuticals, Inc. and biosimilar collaboration with Coherus BioSciences, Inc. Additionally, in December 2016, terminated the biosimilar collaboration with Momenta Pharmaceuticals, Inc.; and

•	in June 2016, Shire entered into an in-license agreement for the late-stage asset SHP647, the potential treatment of moderate-to-severe Inflammatory Bowel Disease (“IBD”), from Pfizer.

Geographic expansion

•
the growth of Shire’s international reach, with Shire medicines now available in more than 100 countries around the world and a Shire operational presence in 68 countries, including 17 high-quality manufacturing sites in six countries;

•
announced the future rare disease innovation hub in the 343,000-square-foot building at 500 Kendall Street in Cambridge, MA, with the lease beginning in the third quarter of 2018, and occupancy anticipated for the first quarter of 2019; and

•	received formal planning permission for the development of a new state-of-the-art biologics manufacturing facility on a 120 acre site at Piercetown, County Meath, Ireland.

Senior notes issuance

•
on September 23, 2016, SAIIDAC, a wholly owned subsidiary of the Company, issued senior notes pursuant to a public offering with a total aggregate principal value of $12.1 billion, guaranteed by Shire plc ("SAIIDAC Notes"). SAIIDAC used the net proceeds to fully repay amounts outstanding under the January 2016 Facilities Agreement, which was used to finance the cash portion of the Company’s acquisition of Baxalta. On December 1, 2016, Baxalta guaranteed the outstanding notes. For detail on the SAIIDAC Notes, see Note 17, Borrowings and Capital Lease Obligations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Other developments

•
the appointment of Gail D. Fosler and Albert P.L. Stroucken to the Shire Board of Directors, effective on June 3, 2016. Ms. Fosler and Mr. Stroucken had previously served as members of Baxalta's Board of Directors;

•	the appointment of Ian Clark to the Shire Board of Directors on January 3, 2017;

•
the final settlement agreement with the Department of Justice, related to DERMAGRAFT, announced in January 2017, in the amount of $350.0 million, plus interest. Shire paid $345.5 million of the settlement amount in January 2017 and anticipates the remaining payment will be made in the second quarter of 2017. The agreement resolves the civil investigations conducted by the Department of Justice, including multiple U.S. Attorney’s Offices and relevant federal and state agencies. Shire established a reserve for the expected settlement, $340.0 million in the second quarter of 2016 and an additional $10.0 million in the third quarter of 2016; and

•
on February 7, 2016, the U.S Federal Trade Commission filed a complaint against Shire alleging that ViroPharma Incorporated ("ViroPharma) engaged in conduct in violation of U.S. antitrust laws arising from a citizen petition ViroPharma filed in 2006 related to Food & Drug Administration’s policy for evaluating bioequivalence for generic versions of VANCOCIN. The complaint seeks equitable relief, including an injunction and disgorgement.

Financial Information About Operating Segments

The Company operates as a single operating and reportable segment. This segment is engaged in the research, development, manufacturing, marketing, distribution and sale of innovative medicines to meet significant unmet patient needs with rare diseases and other highly specialized conditions. Additional segment and geographic area disclosures are presented in Note 22, Segment Reporting, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Sales and Marketing

As of December 31, 2016, the Company employed 3,325 (2015: 2,160) sales and marketing staff to service its operations throughout the world, including its major markets in North America, Europe, Latin America and Asia Pacific.

Currently marketed products

The table below lists the Company’s main marketed products as of December 31, 2016, indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

Products	Disease area	Key territories
Hematology
ADVATE [Antihemophilic Factor (Recombinant)]	Hemophilia A	Global
ADYNOVATE/ADYNOVI [Antihemophilic Factor (Recombinant), PEGylated]	Hemophilia A	U.S., Japan, and Switzerland
RIXUBIS [Coagulation Factor IX (Recombinant)]	Hemophilia B	U.S., Japan, Europe
VONVENDI [von Willebrand factor (Recombinant)]	Von Willebrand Disease	U.S.
FEIBA [Anti-Inhibitor Coagulant Complex]	Hemophilia A and B patients with inhibitors	Global
Genetic Diseases
CINRYZE (C1 esterase inhibitor [human])	HAE	U.S., Canada, Europe, and Latin America
FIRAZYR (icatibant)	HAE	Global
ELAPRASE (idursulfase)	Hunter Syndrome (Mucopolysaccharidosis Type II, MPS II)	Global[1]
REPLAGAL (agalsidase alfa)	Fabry Disease	Europe, Latin America and Asia Pacific[2]
VPRIV (velaglucerase alfa)	Gaucher disease, Type 1	Global
Neuroscience
VYVANSE / VENVANSE / ELVANSE/ TYVENSE / VUXEN / ADUVANZ (lisdexamfetamine dimesylate)	ADHD and BED ADHD only	U.S., Canada Europe, Brazil[3]
ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	U.S. and Canada
Immunology
GAMMAGARD LIQUID / KIOVIG [Immune globulin intravenous (Human)]	Primary immunodeficiency	U.S., Europe[4]
GAMMAGARD S/D [Immune globulin intravenous (Human)]	Primary immunodeficiency	U.S., Europe
HYQVIA [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Primary immunodeficiency	U.S., Europe
CUVITRU [Immune Globulin Subcutaneous (Human)]	Primary immunodeficiency	U.S., Europe
FLEXBUMIN [Albumin (Human)]	Hypovolemia, hypoalbuminemia	U.S., Europe
Internal Medicine
LIALDA (mesalamine) / MEZAVANT (mesalamine)	Ulcerative Colitis	U.S., Canada, Europe and Japan[5,6,7]
GATTEX / REVESTIVE (teduglutide [rDNA origin])	Short Bowel Syndrome ("SBS")	U.S., Europe and Canada[8]
NATPARA (parathyroid hormone)	Control of hypocalcemia in patients with hypoparathyroidism	U.S.
Oncology
ONCASPAR (pegasapragase)	Acute lymphoblastic leukemia ("ALL")	U.S., Europe
ONYVIDE (pegylated liposomal formulation of irinotecan)	Metastatic adenocarcinoma of the pancreas.	Europe[9]
Ophthalmology
XIIDRA (lifitegrast ophthalmic solution) 5%	Dry Eye Disease ("DED")	U.S.

1 Marketed in Asia Pacific under license by Genzyme.
2 Marketed in Japan under license by Dainippon Sumitomo Pharma Co., Ltd., and in Taiwan under license by Excelsior Company Ltd.
3 Marketed in Brazil as VENVANSE and in the EU as ELVANSE or TYVANSE.
4 Marketed in the U.S. as GAMMAGARD LIQUID and in the EU as KIOVIG.
5 Marketed by distributors in certain other markets.
6 Marketed in the U.S. as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.
7 Marketed in Japan under license by Mochida.
8 Marketed in the U.S. as GATTEX and in Europe and Canada as REVESTIVE.
9 Shire licensed rights ex-USA (except Taiwan) from Merrimack Pharmaceuticals, Inc. ("Merrimack").

HEMATOLOGY PRODUCTS

Treatments for Bleeding Disorders

Bleeding disorders affect the blood clotting (coagulation) process so that it does not work properly. As a result, people with bleeding disorders can bleed for longer than normal, and some may experience spontaneous bleeding into joints, muscles, or other parts of their bodies. Bleeding disorders range in severity from mild to severe and are usually inherited, though some can be developed.

The coagulation process involves blood platelets and a variety of proteins known as clotting factors. For individuals with bleeding disorders, these factors are produced at a lower level or can even be missing.

Hemophilia is a bleeding disorder that affects approximately one in 10,000 people. According to the World Federation of Hemophilia Report on the Annual Global Survey 2014, there are an estimated identified 178,500 people living with hemophilia. There are a number of forms of the disease. The most common type is hemophilia A. This occurs when a person does not have enough clotting factor VIII (factor eight). Hemophilia B is less common. A person with hemophilia B does not have enough factor IX (factor nine). The result is the same for people with hemophilia A and B; that is, they bleed for a longer time than normal. Hemophilia is usually congenital but can be acquired. Acquired hemophilia is an autoimmune disorder. It occurs when the immune system produces antibodies that mistakenly attack clotting factors.

Von Willebrand disease ("VWD") is a hereditary bleeding disorder that is caused by deficiency or dysfunction of von Willibrand factor ("VWF"), a plasma protein that mediates the initial adhesion of platelets at sites of vascular injury and also carries and protects factor VIII from premature proteolysis. Because of this, the blood does not clot properly, resulting in heavy menstrual periods, easy bruising, or frequent nose bleeds. It is estimated that one in 100 people, approximately three million people in the U.S., suffer from VWD.

Shire expects to continue to build on its leadership position with new therapies for bleeding disorders.

ADVATE

ADVATE [Antihemophilic Factor (Recombinant)] is a recombinant factor VIII ("rFVIII") therapy. ADVATE is a recombinant antihemophilic factor indicated for use in adults and children with hemophilia A (congenital factor VIII deficiency) for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. It was approved in the U.S. in 2003 and the EU in 2004. It is currently approved in 69 countries worldwide.

ADYNOVATE / ADYNOVI

ADYNOVATE/ADYNOVI is an extended halflife rFVIII treatment for hemophilia A based on ADVATE. ADYNOVATE/ADYNOVI uses the same manufacturing process as ADVATE and adds a proven technology, PEGylation (a chemical process that prolongs the amount of time a compound remains in circulation, potentially allowing for fewer injections), which Shire has exclusively licensed from Nektar Therapeutics. The U.S. patent covering the composition of matter for this technology has a protected expiry date of 2024, subject to potential patentterm extension as applicable. ADYNOVATE was approved in the U.S. in November 2015 and in Japan in April 2016. It was approved under the name ADYNOVI in Switzerland in September 2016. The product is currently under regulatory review in the EU.

RIXUBIS

RIXUBIS [Coagulation Factor IX (Recombinant)] was launched in the United States in 2013 for the treatment of hemophilia B. RIXUBIS is an injectable medicine used to replace U.C. clotting factor IX that is missing in people with hemophilia B. RIXUBIS was approved in the EU in December 2014 and Japan in February 2016. As of December 31, 2016, RIXUBIS was approved in 46 countries.

Inhibitor Therapies

Inhibitors are a serious medical problem that can occur when a person with hemophilia has an immune response to treatment with clotting factor concentrates.  The immune system defends the body from harmful germs and viruses. Sometimes in the case of an inhibitor, a person's immune system reacts to proteins in factor concentrates as if they were harmful foreign substances because the body has never seen them before. When this happens, inhibitors (also called antibodies) form in the blood to fight against the foreign factor proteins. This stops the factor concentrates from being able to fix the bleeding problem.

Bleeding is very hard to control in someone with hemophilia who develops inhibitors. A person with inhibitors faces more bleeding and pain because treatment with factor concentrates is ineffective. In patients with persistent inhibitors, if bleeding into the muscles and joints is not controlled, permanent joint damage is likely.

For patients with sufficient access to care, treatment of inhibitors is one of the biggest challenges in hemophilia today. It is possible to get rid of inhibitors using a technique called immune tolerance induction. However, this type of treatment requires specialized medical expertise, is expensive, and takes a long time. Drugs called bypassing agents can be used to work around inhibitors and help blood clot.

FEIBA

FEIBA (AntiInhibitor Coagulant Complex) is a plasma based inhibitor bypass therapy, and is a leading inhibitor management therapy and is the only marketed bypassing agent approved for prophylactic use. FEIBA is indicated for use in hemophilia A and hemophilia B patients with inhibitors for control of spontaneous bleeding episodes, to cover surgical interventions and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. FEIBA was first approved in the U.S. in 1986, and as of December 31, 2016, was approved in 74 countries. In a number of markets (not the U.S.), FEIBA is also approved for acquired hemophilia.

Treatments for Von Willebrand Disease

VONVENDI

VONVENDI is a recombinant von Willebrand factor ("VWF") and is used to replace the VWF the body is missing in von Willebrand disease. VONVENDI is a first in class recombinant factor and was approved by the FDA in December 2015, for on-demand treatment and control of bleeding episodes in adults 18 years and above with VWD. VONVENDI can also be given independent of recombinant Factor VIII ("rFVIII"), based on patient need. This attribute allows for tailored treatment for patients who may not require additional FVIII.

Other Hematology Products

The Company has a number of other marketed products in the Hematology portfolio (e.g., HEMOFIL M, RECOMBINATE and IMMUNATE for hemophilia A, OBIZUR for acquired hemophilia A, PROTHROMPLEX TOTAL for acquired deficiency and congenital deficiency of coagulation factors, IMMUNINE for hemophilia B).

GENETIC DISEASES PRODUCTS

Treatments for Hereditary Angioedema ("HAE")

Hereditary Angioedema is a rare, debilitating genetic inflammatory condition, which causes episodes of swelling in the face, extremities, and gastrointestinal ("GI") tract and can be life threatening. It is estimated that 20-30% of patients afflicted by HAE in the U.S. and EU remain undiagnosed.

CINRYZE

CINRYZE is a C1 esterase inhibitor therapy for routine prophylaxis against HAE attacks, also known as C1 inhibitor ("C1-INH") deficiency. CINRYZE is marketed and sold in the U.S. for routine prophylaxis against HAE attacks in adolescent and adult patients with HAE. CINRYZE has been granted orphan drug exclusivity by the FDA, providing it with 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the U.S. under the Patient Protection and Affordable Care Act ("PPACA" or "ACA") from October 2008. In June 2011, marketing authorization in the EU was granted for CINRYZE in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. The approval also includes a self-administration option for appropriately trained patients. As of December 31, 2016, CINRYZE was approved in 36 countries.

FIRAZYR

FIRAZYR is a peptide-based therapeutic developed for the symptomatic treatment of acute attacks of HAE.

In July 2008, the EMA granted marketing authorization throughout the EU for the use of FIRAZYR for the symptomatic treatment of acute attacks of HAE, and in February 2011 approved FIRAZYR for self-administration after training in subcutaneous injection technique by a healthcare professional. In August 2011, the FDA granted marketing approval for FIRAZYR in the U.S. for treatment of acute attacks of HAE in adults aged 18 and older and, after injection training, patients may self-administer FIRAZYR. FIRAZYR has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to seven and ten years market exclusivity in the U.S. and EU, respectively, from the date of the grant of the relevant marketing authorization. As of December 31, 2016, FIRAZYR was approved in 45 countries.

Treatments for Lysosomal Storage Diseases

Lysosomal storage diseases ("LSD") are a group of approximately 50 inherited metabolic diseases that are characterized by an abnormal build-up of various toxic materials in the body's cells.

A lysosome is a subcellular organelle found in nearly all types of cells that is responsible for the enzymatic digestion of macromolecules (e.g. lipids, glycoproteins and mucopolysaccharides). Lysosomal disorders are usually triggered when a particular enzyme is missing or exists in too small an amount to enable the complete breakdown of the macromolecules. When this happens, waste substances accumulate in the cell. Each LSD is characterized by the nature of the substances that accumulate and their effects on the body.

Enzyme replacement therapy ("ERT") is an approach to treating LSDs whereby patients are given the particular enzyme that is deficient or absent.

ELAPRASE

ELAPRASE is an enzyme replacement treatment for Hunter syndrome (also known as Mucopolysaccharidosis Type II or MPS II). Hunter syndrome is a rare, inherited genetic disorder mainly affecting males that interferes with the body's ability to break down and recycle waste substances. In patients with Hunter syndrome, cumulative build-up of GAGs in cells throughout the body interferes with the way certain tissues and organs function, leading to severe clinical complications and early mortality. The disease is estimated to affect approximately one in 162,000 males (Meikle et al, 1999).

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the European Medicines Agency (“EMA”) in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE has been granted orphan drug exclusivity by both the FDA and the EMA. ELAPRASE also benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the U.S. under the ACA.

ELAPRASE received approval from the Ministry of Health Labour and Welfare (“MHLW”) in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region. As of December 31, 2016, ELAPRASE was approved in 70 countries.

REPLAGAL

REPLAGAL is an enzyme replacement marketed for the treatment of Fabry disease outside of the U.S. Fabry disease is a rare, inherited genetic disorder resulting from a deficiency in the activity of the lysosomal enzyme alpha-galactosidase A, which is involved in the breakdown of fats. Although the signs and symptoms of Fabry disease vary widely from patient to patient, the most common include severe pain of the extremities, impaired kidney function which often progresses to kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. The disease is estimated to affect one in 27,000 people (Spada et al, 2006).

REPLAGAL is a fully human alpha-galactosidase A protein made in a human cell line is designed to replace the deficient alpha-galactosidase A with an active enzyme to ameliorate certain clinical manifestations of Fabry disease.

In August 2001, REPLAGAL was granted marketing authorization in the EU. As of December 31, 2016, REPLAGAL was approved in 56 countries, excluding the U.S.

VPRIV

VPRIV is an enzyme replacement treatment for Type 1 Gaucher disease. Gaucher disease is a rare, inherited genetic disorder which results in a deficiency of the lysosomal enzyme beta-glucocerebrosidase. This enzymatic deficiency causes an accumulation of glucocerebroside, primarily in macrophages called Gaucher cells in the liver, spleen, bone marrow, and other organs. The accumulation of glucocerebrosidase in Gaucher cells in the liver and spleen leads to organomegaly. Presence of Gaucher cells in the bone marrow and spleen leads to clinically significant anemia and thrombocytopenia. The disease is estimated to affect one in 40,000 individuals, with a higher incidence in the Ashkenazi Jewish population (Sidransky et al, 2010, and National Gaucher Foundation).

VPRIV was approved by the FDA in February 2010, for long term enzyme replacement therapy for patients with Type 1 Gaucher disease. The EMA approved the marketing authorization for the use of VPRIV in August 2010. VPRIV has been granted orphan drug status in the EU with up to ten years market exclusivity from August 2010. VPRIV also benefits from the 12 years of data exclusivity in the U.S. from the date of grant of registration given to innovator biologics under the ACA. As of December 31, 2016, VPRIV was approved in 53 countries.

NEUROSCIENCE PRODUCTS

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

The worldwide prevalence of ADHD is estimated at 5.3% (Am J Psych. 2007). In the U.S., an estimated 11% (6.4 million) of U.S. school-aged children have been diagnosed with ADHD in their lifetime. The diagnosis rate is approximately 61% of prevalent patients being diagnosed and 66% of these patients being treated with pharmacologic treatment.

Recent data suggest that the prevalence of ADHD in adults is 4.4%, indicating that approximately 8 million adults in the U.S. have the disorder. Although recognition of ADHD in adults has grown in recent years, it remains vastly under-recognized and under-treated as only 10-25% of adults with the disorder are diagnosed and adequately treated (Paragraph 1, Page 16, ADHD in Adults & Children, Text Book by Adler, Spencer & Wilens).

According to IMS National Sales Perspective (“IMS NSP”), a leading global provider of business intelligence for the pharmaceutical and healthcare industries, the U.S. ADHD market was valued at approximately $10.4 billion for the year ended December 31, 2016; this represents an increase of approximately 1.9% from the year ended December 31, 2015.

VYVANSE

VYVANSE is a stimulant for the treatment of ADHD, where the amino acid l-lysine is linked to d-amphetamine. VYVANSE is therapeutically inactive until metabolized in the body.

The FDA approved VYVANSE as a once-daily treatment for children aged six to 12 with ADHD in February 2007, for adults in April 2008 and for adolescents aged 13 to 17 in November 2010. In addition, VYVANSE became the first drug in its class to be approved by the FDA for maintenance treatment, having been approved both as a maintenance treatment in adults with ADHD in January 2012, and for maintenance treatment in pediatrics and adolescents aged six to 17 in April 2013. VYVANSE is available in the U.S. in seven dosage strengths: 10mg, 20mg, 30mg, 40mg, 50mg, 60mg and 70mg.

The product is approved and marketed in certain European countries, Australia, Canada and Latin America under a variety of trade names VYVANSE / VENVANSE / ELVANSE/ TYVENSE / VUXEN / ADUVANZ.

VYVANSE was also approved in the U.S. in January 2015 as the first and only treatment of moderate to severe BED in adults. BED is defined as recurring episodes (more than once weekly), for at least 3 months, of consuming a large amount of food in a short time, compared with others. Patients feel a lack of control during a binge eating episode and marked distress over their eating. They typically experience shame and guilt, among other symptoms, about their binge eating and may conceal the symptoms. Unlike people with other eating disorders, adults with BED do not routinely try to “undo” their excessive eating with extreme actions like purging or over-exercising. BED is the most common eating disorder in the U.S., affecting an estimated 2.8 million adults, according to a national survey (Crossrow N, Russo LJ, Ming EE, Witt EA, Victor TW, Wadden TA. Poster, APA 167th Annual Meeting, New York, NY, May 3 - 7, 2014). BED occurs in both men and women and is more common than anorexia and bulimia combined. BED can occur in normal, overweight, and obese adults, and is seen across racial and ethnic groups. VYVANSE was approved for the treatment of BED in Canada in October 2016.

Information about litigation proceedings regarding VYVANSE can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

ADDERALL XR

ADDERALL XR is an extended release treatment for ADHD and is designed to provide once-daily dosing. It is available in 5mg, 10mg, 15mg, 20mg, 25mg and 30mg dosage strengths.

The FDA approved ADDERALL XR as a once-daily treatment for children aged six to 12 with ADHD in October 2001, for adults in August 2004 and for adolescents aged 13 to 17 in July 2005.

Other Neuroscience Products

The Company has a number of other marketed products for the treatment of Neuroscience conditions (e.g., INTUNIV and EQUASYM for ADHD and BUCCOLAM for convulsive seizures).

IMMUNOLOGY PRODUCTS

Treatments for Primary Immunodeficiency

Primary immunodeficiencies ("PID") are a group of more than 300 disorders in which part of the body's immune system is missing or does not function properly. Normally, the immune system protects the body from pathogenic microorganisms like bacteria, viruses, and fungi, which can cause infectious diseases. When any part of a person's immune system is absent or dysfunctional, the individuals are susceptible to infections, and it may take longer to recover from infections. When a defect in the immune system is inherited and genetically determined, it is called primary immunodeficiency. It is estimated that as many as six million children and adults may be affected by PI worldwide (Bousfiha AA et al. Primary immunodeficiency diseases worldwide now appear more common than previously thought. J Clin Immunol. 2013 Jan;33(1):1-7).

GAMMAGARD LIQUID/KIOVIG

GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] is a liquid formulation of the antibodyreplacement therapy immunoglobulin product. It was originally approved by the FDA in September 2005. GAMMAGARD LIQUID is used to treat patients with PID and adults with multifocal motor neuropathy ("MMN"). GAMMAGARD LIQUID is made from human plasma that is donated by healthy people and contains antibodies collected from these healthy people that replace the missing antibodies in PID patients. It can be administered either intravenously or subcutaneously. KIOVIG is the brand name used for GAMMAGARD LIQUID outside of the U.S. KIOVIG is approved in Europe for use by patients with PID and certain secondary immunodeficiencies, and for adults with MMN. As of December 31, 2016, GAMMAGARD LIQUID / KIOVIG was approved in 71 countries.

GAMMAGARD S/D

GAMMAGARD S/D [Immune Globulin Intravenous (Human)] is indicated for the treatment of PID in patients two years old and older. GAMMAGARD S/D is also indicated for prevention of bacterial infections in hypogammaglobulinemia and/or recurrent bacterial infections associated with Bcell chronic lymphocytic leukemia ("CLL"), treatment of adult patients with chronic idiopathic thrombocytopenic purpura ("ITP") to increase platelet count and to prevent and/or control bleeding, and prevention of coronary artery aneurysms associated with Kawasaki Syndrome in pediatric patients. GAMMAGARD S/D is provided for patients who require a low IgA content in their IV treatment (IgA less than 1 ìg/mL in a 5% solution). GAMMAGARD S/D was initially approved in the U.S. in 1994. As of December 31, 2016, GAMMAGARD S/D was approved in 22 countries.

HYQVIA

HYQVIA [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase] is a product consisting of human normal immunoglobulin ("IG") and recombinant human hyaluronidase (licensed from Halozyme). The IG provides the therapeutic effect and the recombinant human hyaluronidase facilitates the dispersion and absorption of the IG administered subcutaneously, increasing its bioavailability. The IG is a 10% solution that is prepared from human plasma consisting of at least 98% immunoglobulin G, which contains a broad spectrum of antibodies. HYQVIA is the only subcutaneous IG treatment for PID patients with a dosing regimen requiring only one infusion up to once per month and one injection site per infusion to deliver a full therapeutic dose of IG. HYQVIA is approved in Europe for use by patients with PID syndromes and myeloma or CLL with severe secondary hypogammaglobulinemia and recurrent infections, and in the United States for adults with PID. HYQVIA was approved in Europe in May 2013 and the U.S. in September 2014. As of December 31, 2016, HYQVIA was approved in 33 countries.

CUVITRU

CUVITRU is an Immune Globulin Subcutaneous (Human) ("IGSC"), 20% Solution indicated as replacement therapy for primary humoral immunodeficiency in adult and pediatric patients two years of age and older. CUVITRU is also indicated in the EU for the treatment of certain secondary immunodeficiencies. CUVITRU is the only 20% subcutaneous IG treatment option without proline and with the ability to infuse up to 60 mL (12 grams) per site and 60 mL per hour, per site as tolerated, resulting in fewer infusion sites and shorter infusion durations compared to other conventional subcutaneous IG treatments. CUVITRU was approved in the U.S. in September 2016. A decentralized procedure ("DCP") to support approval by 17 authorities in Europe was successfully completed in June 2016.

Biotherapeutic Products

Albumin Products

Human albumin, produced in the liver, is an essential protein found in human plasma and accounts for about 50%-60% of plasma proteins. The primary functions of albumin are to maintain intravascular oncotic pressure, serve as a free radical scavenger and to facilitate transportation of substances such as fatty acids, hormones, bile salt, bilirubin, metals, and therapeutic drugs. When plasma volume is drastically reduced, serum albumin supplementation can help restore the losses. The key indication of albumin is the restoration and maintenance of circulating blood volume in situations such as trauma, surgery, blood loss, hypoalbuminemia, and burn management.

FLEXBUMIN

FLEXBUMIN [Albumin (Human)] is available as a 5% and 25% solution. Both products are indicated for hypovolemia, hypoalbuminemia due to general causes and burns, and for use during cardiopulmonary bypass surgery as a component of the pump prime. FLEXBUMIN 25% is also indicated for hypoalbuminemia associated with adult respiratory distress syndrome ("ARDS") and nephrosis, and hemolytic disease of the newborn ("HDN"). FLEXBUMIN was first approved in the US in 2005. As of December 31, 2016, FLEXBUMIN was approved in 54 countries.

Other Immunology Products

Shire has a number of other marketed products in the Immunology portfolio including SUBCUVIA for primary immunodeficiency, ARALAST NP and GLASSIA NP for emphysema due to severe hereditary deficiency of alpha1- antitrypsin, CEPROTIN for congenital protein C deficiency and BUMINATE for hypovolemia and hypoalbuminemia.

INTERNAL MEDICINE PRODUCTS

LIALDA/MEZAVANT

Ulcerative Colitis ("UC") was estimated to affect approximately 1.6 million patients in major markets (U.S. and EU (France, Germany, UK, Italy and Spain)) in 2017 according to Ulcerative Colitis: Decision Resources. UC is a serious chronic inflammatory disease of the colon in which part or all of the large intestine becomes inflamed and often ulcerated. Typically, patients go through periods of relapse and remission and can suffer from diarrhea, bleeding and abdominal pain. Once diagnosis is confirmed, patients are usually treated for life. The first line treatment for UC is mesalamine (5-aminosalicylic acid (“5-ASA”)) based products.

LIALDA is the first and only FDA-approved once-daily, oral formulation of mesalamine indicated for the induction of remission in patients with mild to moderately active UC and for the maintenance of remission of UC. Initially approved for induction of remission in 2007, the maintenance indication was added in 2011. LIALDA contains the highest commercially available mesalamine dose per tablet (1.2g), so patients can take as few as two tablets once daily. LIALDA is marketed in certain territories outside the U.S. by Shire under the trade name MEZAVANT and MEZAVANT XL. As of December 31, 2016, LIALDA/MEZAVANT was commercially available in 24 countries either directly or through distributor arrangements.

Litigation proceedings relating to the Company’s LIALDA patents are in progress. Information about litigation proceedings regarding LIALDA can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

GATTEX/REVESTIVE

GATTEX/REVESTIVE (teduglutide [rDNA origin]) for injection is the first prescription medicine for the long-term treatment of adults with short bowel syndrome ("SBS") who are dependent on parenteral support. SBS is a condition in which a large portion of the intestine has been removed by surgery. As a result, people cannot absorb enough nutrients or fluids from food and liquids to maintain good health. SBS can also be caused by disease or injury that prevents the small intestine from functioning properly despite normal length. To make up for the inadequate absorption, intravenous (“IV”) feeding (parenteral support) may be prescribed to help the patient stay healthy. In the U.S., approximately 6,000 to 7,000 SBS patients are dependent on parenteral support with a similar prevalence in Europe (NA HPEN Patient Registry. Oley Foundation.1994). GATTEX / REVESTIVE may help the remaining intestine absorb more nutrients and reduce the need for parenteral support. GATTEX was approved by the FDA in December 2012. REVESTIVE was approved in the EU in August 2012. As of December 31, 2016, GATTEX / REVESTIVE was launched in the U.S., Canada, Sweden, Germany, Norway, France, Austria, Finland and Switzerland.

NATPARA/NATPAR

NATPARA (parathyroid hormone) for injection is indicated as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism ("HPT"). HPT is a rare condition in which the parathyroid glands fail to produce sufficient amounts of parathyroid hormone (“PTH”) or where the PTH lacks biologic activity. In patients with HPT, insufficient levels of PTH lead to many physiological abnormalities, including low serum calcium and an inability to convert native vitamin D into its active state to properly absorb dietary calcium. Acute symptoms of HPT are largely due to low serum calcium and range from muscle pain and tingling, to lack of focus or ability to concentrate, and anxiety and depression. In extreme cases, life-threatening events, such as arrhythmias and seizures, may occur. In the U.S., approximately 75,000 patients are diagnosed with HPT with 41,000 having moderate to severe disease with a similar prevalence in EU5. [J Bone Miner Res. 2013 Dec;28 (12):2570-6].

NATPARA was approved by the FDA in January 2015. NATPARA has been granted orphan drug exclusivity by the FDA. NATPARA also benefits from the 12 years of data exclusivity from the date of registration given to innovator biologics in the U.S. under the ACA.

NATPARA carries a boxed warning that bone cancer (osteosarcoma) has been observed in rat studies with NATPARA. It is unknown whether NATPARA causes osteosarcoma in humans, but because of a potential risk of osteosarcoma, NATPARA is only recommended for use in patients whose hypocalcemia cannot be controlled on calcium supplementation and active forms of vitamin D, and for whom the potential benefits are considered to outweigh this potential risk. NATPARA is only available through a restricted program under a Risk Evaluation and Mitigation Strategy ("REMS") program.

The Marketing Approval Application ("MAA") for NATPAR (parathyroid hormone (rDNA)) has been validated by the EMA and is currently under review. The EMA granted orphan drug designation for NATPAR in January 2014.

Other Internal Medicine Products

The Company has a number of other marketed products in the Internal Medicine portfolio (e.g., XAGRID/AGRYLIN for essential thrombocythemia, RESOLOR for chronic constipation, CARBATROL for epilepsy, REMINYL for dementia, PLENADREN for adrenal insufficiency, FOSRENOL for hyperphosphatemia in end stage renal disease and PENTASA for ulcerative colitis).

ONCOLOGY PRODUCTS

Acute Lymphoblastic Leukemia ("ALL")

Acute lymphoblastic leukemia is a rare, fast-growing cancer of the white blood cells, with approximately 5,000 new cases each year in the United States, and 4,000 in Europe. The disease is the most common childhood cancer and is responsible for more than 80% of childhood leukemia cases. The five-year pediatric survival rate has climbed to 80% with modern therapies.

ONCASPAR

ONCASPAR (pegaspargase) is approved in the U.S. and EU as a component of a multi-agent chemotherapeutic regimen for the first-line treatment of patients with ALL. As of December 31, 2016, ONCASPAR was approved in 37 countries.

Pancreatic Cancer
Pancreatic cancer begins in the tissues of the pancreas when abnormal cells within the pancreas grow out of control and form a tumor. It spreads rapidly and is seldom detected in its early stages, making it a leading cause of cancer death. It was the seventh leading cause of cancer deaths in 2012, and it is estimated that pancreatic cancer will become the second leading cause of cancer-related deaths worldwide by 2030 (Rahib L, Smith B, Aizenberg R, et al. Projecting Cancer Incidence and Deaths to 2030: The Unexpected Burden of Thyroid, Liver, and Pancreas Cancers in the United States. American Association for Cancer Research; 2014).

ONIVYDE

ONIVYDE (pegylated liposomal formulation of irinotecan) is approved in the U.S. and EU in combination with fluorouracil ("5-FU") and leucovorin ("LV"), for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine based therapy. As of December 31, 2016, ONIVYDE was approved in 32 countries.

Shire is responsible for the development and commercialization of ONIVYDE outside of the U.S. and Taiwan under an exclusive licensing agreement with Merrimack. Shire pays Merrimack tiered royalties on ONIVYDE net sales. Merrimack markets ONIVYDE in the United States. PharmaEngine holds the commercialization rights in Taiwan.

OPHTHALMOLOGY PRODUCTS

XIIDRA

XIIDRA (lifitegrast ophthalmic solution) 5%, a twice-daily eye drop solution, was approved by the FDA in July 2016 for the treatment of the signs and symptoms of dry eye disease.

Dry eye disease is a multifactorial disease of the tears and ocular surface. It is diagnosed by an eye care professional based on patient reported symptoms, such as eye dryness, overall eye discomfort, stinging, burning, a gritty feeling or fluctuating blurry vision, as well as signs, which can be objectively evaluated by an eye care professional through various tests to determine the presence of dry eye disease. The symptoms of dry eye can interrupt daily activities such as reading, driving, working, using technology, watching TV, and spending time outside in bright light and cold or windy conditions. Aging and gender (female) are recognized as traditional risk factors of dry eye disease while modern risk factors include prolonged digital/computer screen time, contact lens wear and cataract or refractive surgery. Dry eye is an often chronic ocular disease associated with inflammation that may eventually lead to damage to the surface of the eye. Dry eye may be progressive and is a common patient complaint to eye care professionals. XIIDRA is the only prescription eye drop indicated for the treatment of both signs and symptoms of this condition.

ROYALTIES RECEIVED FROM OTHER PRODUCTS

SENSIPAR

Following the acquisition of NPS Pharma in February 2015, Shire receives royalties arising from NPS Pharma's collaborations with Amgen and Kyowa Hakko Kirin. Amgen markets Cinacalcet HCI, a treatment for secondary hyperparathyroidismas, as Sensipar in the U.S. and as Mimpara in the EU; Kyowa Hakko Kirin markets Cinacalcet HCI as Regpara in Japan, Hong Kong, Malaysia, Macau, Singapore and Taiwan. Shire is entitled to royalties from the relevant net sales of these products.

Antiviral products (3TC/Zeffix)

Shire receives royalties on antiviral products licensed to GlaxoSmithKline; 3TC for HIV and Zeffix Hepatitis B virus. Royalty terms expired in most territories outside of the U.S. during 2012. In the U.S., remaining royalty terms expire in 2017 and 2018.

FOSRENOL

Shire licensed the rights to FOSRENOL in Japan to Bayer in December 2003. Bayer launched FOSRENOL in Japan in March 2009. Shire receives royalties from Bayer's sales of FOSRENOL in Japan. Shire has also received milestone payments from Bayer based on the achievement of certain sales thresholds and may receive further milestone payments in the future if certain sales thresholds are achieved.

ADDERALL XR

Teva Pharmaceutical Industries, Ltd. (“Teva”) and Impax Laboratories, Inc. (“Impax”) commenced commercial shipment of their authorized generic versions of ADDERALL XR in April and October 2009, respectively. Shire currently receives royalties from Impax’s sales of authorized generic ADDERALL XR. Shire’s supply obligations to Impax ended September 30, 2014. From the third quarter of 2012, Shire also started receiving royalties from Actavis’ sales of its generic version of ADDERALL XR. In December 2013, Shire entered into an agreement with Sandoz Inc. (“Sandoz”) whereby Shire would supply Sandoz with an authorized generic version of ADDERALL XR no later than July 1, 2016. Shire receives a royalty on Sandoz's sales of the product. During 2016, Sandoz launched the sale of an authorized generic version of ADDERALL XR supplied by Shire, and Shire received royalties on Sandoz’s sales of the product. Additionally in 2016, Teva acquired the generics business of Allergan (formerly known as Actavis). Pursuant to a divestiture requirement by the Federal Trade Commission in response to the Teva-Allergan transaction, Teva’s rights to ADDERALL XR authorized generic product supplied by Shire were sold to Prasco, LLC (“Prasco”) in August 2016. Shire entered into agreements with Teva and Prasco whereby effective as of the Teva-Prasco August 3, 2016 closing date, the Shire-Teva supply agreement was terminated and Shire-Prasco commenced a supply agreement whereby Prasco agreed to sell the Shire-supplied authorized generic version of ADDERALL XR. Shire receives royalties from Prasco on its sales of the product. Teva, thereafter, began selling the acquired Actavis generic version of ADDERALL XR, and Shire receives royalties on Teva’s sales of the product.

Licensing funded research portfolio

Shire has licensed the rights to certain other products to third parties and receives royalties on third party sales. Shire has also acquired rights to future milestones and royalties from Dyax's licensing funded research portfolio.

PRODUCTS UNDER DEVELOPMENT

The Company focuses its development resources on projects in a number of therapeutic areas, including Hematology, Genetic Diseases, Neuroscience, Immunology, Internal Medicine, Oncology and Ophthalmology, and focuses its early development projects primarily on rare diseases. Total R&D expense (including impairment charges and depreciation) of $1,439.8 million, $1,564.0 million and $1,067.5 million were incurred in the years ended December 31, 2016, 2015 and 2014, respectively.

The table below lists the Company’s products in clinical development and registration as of December 31, 2016 by stage of development indicating the most advanced development status reached in major markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this ITEM 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on “Intellectual property” section of this ITEM 1 are potentially relevant to the corresponding development projects listed below. However, as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status as of December 31, 2016	The Company’s territorial rights
ADYNOVATE/ADYNOVI	Hemophilia A	Registration in EU	Global
INTUNIV	Treatment of ADHD in children, adolescents and adults	Registration in Japan (children); Phase 3 (adults)	Global[1]
NATPAR	HPT	Registration in EU	Global
SHP465	Treatment of ADHD	Registration in U.S. (submitted Dec 2016)	Global
ONIVYDE	Pancreatic cancer	Registration in U.S. / EU / Taiwan	Global[3]
SHP643	HAE	Phase 3 (entered Phase 3 in Q1 2016)	Global
FIRAZYR	HAE	Phase 3 in Japan (entered Phase 3 in Q1 2015)	Global
SHP616 (CINRYZE-life cycle management and new uses)	AMR	Phase 3 (entered Phase 3 in Q1 2016)	Global
SHP616 (CINRYZE-life cycle management and new uses)	Subcutaneous formulation	Phase 3 (entered Phase 3 in Q1 2016)	Global
SHP616 (CINRYZE Japan)	Prophylaxis and acute treatment of angioedema	Phase 3 (Japan entered Phase 3 in Q3 2016)	Global
SHP616 (CINRYZE Peds EU)	Pediatric Prophylaxis and acute treatment of angioedema	Phase 3 (EU entered Phase 3 in Q3 2014)	Global
SHP609	Neurocognitive Decline Associated with Hunter Syndrome	Phase 2/3 (entered Phase 2/3 in Q4 2013)	Global[2]
SHP555 (RESOLOR)	Chronic constipation in adults	Phase 3	U.S. and EU

SHP621	Treatment of adolescents and adults with Eosinophilic Esophagitis (“EoE”)	Phase 3 (entered Phase 3 in Q1 2016)	Global
SHP633 (REVESTIVE)	Treatment of adults with SBS	Phase 3 in Japan (entered in Q4 2014)	Global
VONVENDI	von Willebrand Disease	Phase 3	Global
OBIZUR	Hemophilia A (CHAWI surgery)	Phase 3	Global
HYQVIA	Chronic Inflammatory Deymelinating Polyneuropathy	Phase 3	Global
SHP620	Treatment of cytomegalovirus infection ("CMV") in transplant patients	Phase 3	Global
CLASPARGASE PEGOL	Acute Lymphocytic Leukemia	Phase 3	U.S. and Japan
GLASSIA	Graft vs Host Disease in Transplant Patients	Phase 2/3	U.S.
LDX (lisdexamfetamine dimesylate)	ADHD in children and adolescents	Phase 2/3 in Japan	Global[1]
SHP640	Treatment of infectious conjunctivitis	Phase 2	Global
SHP607	Complications of Prematurity	Phase 2	Global
SHP625	Treatment of cholestatic liver diseases	Phase 2	U.S. and EU
SHP626	Treatment of nonalcoholic steatohepatitis (“NASH”)	Phase 2	Global
SHP647	Ulcerative Colitis and Crohns's Disease	Phase 2	Global
SHP652	Systemic Lupus Erythematosis	Phase 2	U.S., EU, Select ROW Countries
ONIVYDE	2nd Line Pancreatic Cancer	Phase 2	Global[3]
ONIVYDE	1st Line Pancreatic Cancer	Phase 2	Global[3]
SHP611	Metachromatic Leukodystrophy (“MLD”)	Phase 1/2	Global
SHP622	Treatment of Friedreich’s Ataxia (“FA”)	Phase 1b	Global
SHP623	Acute Neuromyelitis Optica (“NMO”)	Phase 1	Global
SHP631	Treatment of both the Central nervous system (“CNS”) and somatic manifestations in patients with MPS II	Phase 1	Global
SHP655	Hereditary Thrombotic Thrombocytopenic Purpura	Phase 1	Global[4]
SHP656	Hemophilia A	Phase 1	Global

1 Under co-development with Shionogi in Japan as a result of a license and collaboration agreement.
2 Genzyme has rights to manage marketing and distribution in Japan and certain other Asia Pacific countries under a license.
3 Global rights, with the exception of the US (Merrimack is the US license owner) and Taiwan (Pharma Engine is the Taiwanese license holder).
4 Global rights, with the exception of Japan (Kaketsuken is the Japanese license holder).

PIPELINE

Among the products, therapies and projects in Shire’s pipeline are the following, grouped by development status as of December 31, 2016:

Products in Registration

Hematology

ADYNOVATE/ADYNOVI for the treatment of hemophilia A

ADYNOVATE/ADYNOVI is a PEGylated rFVIII, considered as lead candidate of the rFVIII EHL (extended half-life) program. ADYNOVATE/ADYNOVI is considered a next-generation ADVATE molecule with improved pharmacokinetic properties, to provide hemophilia A patients on prophylaxis with another option built on the proven ADVATE molecule. Phase 2/3 has been completed, followed by approval and first product launch in the U.S. (fourth quarter of 2015) and then Japan (second quarter of 2016). An application was filed with the European Medicines Agency (“EMA”) in March 2016 and the Company received feedback from the EMA in July 2016. Shire has responded to the Day 120 questions and is proactively preparing for the agency response.

Neuroscience

SHP465 for the treatment of ADHD

SHP465 is a once daily long acting, triple-bead, mixed amphetamine salt product for oral administration. The product was developed for the treatment of ADHD. The SHP465 NDA was originally submitted to the FDA in 2006, an approvable letter was received in 2007 and the project was placed on hold. In 2014, the project was reactivated and a plan was agreed with the FDA to allow a Class 2 resubmission, which is a category of resubmission that involves a six month review cycle due to the inclusion of large amounts of new information and significant FDA review. In April 2016, Shire announced positive topline results of the SHP465 safety and efficacy study in ADHD. In June 2016, Shire announced positive topline results of the SHP465 efficacy and safety study in adults with ADHD. Shire filed a Class 2 resubmission of the NDA with the FDA in December 2016.

INTUNIV for the treatment of ADHD in Japan

Under a collaboration agreement, Shionogi and Shire are co-developing and will sell treatments for ADHD in Japan, including INTUNIV. A Phase 3 clinical program to evaluate the efficacy and safety of INTUNIV in Japanese patients aged six to 17 has been completed and submission of the INTUNIV MAA in Japan was made in January 2016.

Internal Medicine

NATPAR/NATPARA for the treatment of HPT

NATPAR is currently under review in Europe as an adjunct to calcium and vitamin D to control hypocalcemia in patients with HPT. NATPARA was approved by the FDA in January 2015.

Phase 3

Hematology

VONVENDI for the treatment of von Willebrand disease

VONVENDI is the first recombinant therapy providing a pure von Willebrand disease factor with customized dosing. The Company received U.S. regulatory approval in December 2015 and the product was broadly available in the U.S. in late 2016. A surgery clinical study, which is required for filing in Europe, was completed in the fourth quarter of 2016.

OBIZUR (CHAWI SURGERY) for patients with congenital hemophilia A with inhibitors undergoing surgery

OBIZUR is a recombinant porcine sequence FVIII ("rpFVIII"), from which major parts of the B-domain have been deleted (BDD). OBIZUR is sufficiently similar to human FVIII in promoting hemostasis and for monitoring the FVIII levels and different enough in structure to render it less susceptible to inactivation by circulating inhibitory antibodies to human FVIII. Patients with inhibitors are at risk of perioperative bleeding complications, presenting therapeutic challenges in elective or emergency surgery. The CHAWI surgery study was initiated in July 2016 and enrollment is ongoing. This is an important trial as patients with inhibitors are at risk of perioperative bleeding complications, presenting therapeutic challenges in elective or emergency surgery and also some patients don’t respond well to bypassing agents due to the unreliability with which hemostasis can be achieved and maintained.

Neuroscience

LDX for the treatment of ADHD in Japan

LDX is currently marketed as VYVANSE in the U.S. and ELVANSE in certain countries in the EU for the treatment of ADHD. Shionogi and Shire are co-developing and will sell ADHD products in Japan, including LDX. A Phase 2/3 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged six to 17 was completed. Shire plans to submit a MAA in Japan for LDX during the first half of 2017.

SHP609 for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (“ERT”) delivered intrathecally for the treatment of Hunter syndrome patients with early cognitive impairment. Hunter syndrome is a Lysosomal Storage Disorder.  In December 2014, the FDA granted SHP609 Fast Track Designation. In addition, this product has been granted Orphan Drug Designation in the U.S. The Company has initiated a pivotal Phase 2/3 clinical trial which completed enrollment in September 2016. The extension study is ongoing.

Immunology

SHP643 for the treatment of HAE

SHP643 is a Phase 3 novel long-acting human monoclonal antibody inhibitor of plasma kallikrein ("pKal"). SHP643 has received Fast Track, Breakthrough Therapy, and Orphan Drug Designations by the FDA and received Orphan Drug Designation in the EU. Shire’s Phase 3 clinical trial (HELP study) enrollment was completed in September 2016.

FIRAZYR (icatibant) for the treatment of acute attacks of HAE in Japan

The final results of the Phase 3 Japan study demonstrated that the efficacy and safety profile of FIRAZYR for the acute treatment of HAE attacks was similar between Japanese patients and those patients who participated in Shire’s previously conducted Phase 3 program. Shire is planning to file a JNDA in 2017 for the treatment of acute attacks of HAE.

SHP616 (CINRYZE SC) life cycle management

Shire is pursuing a subcutaneous formulation of CINRYZE for routine prophylaxis against HAE attacks in adolescent and adult patients. An Investigational New Drug application ("IND") was submitted in October 2015, and Shire completed enrollment in a Phase 3 study in December 2016.

SHP616 (CINRYZE) for routine prophylaxis and treatment of acute attacks in adolescent and adult patients with HAE in Japan

CINRYZE is indicated in the U.S. for prophylaxis and in the EU for both prophylaxis and acute treatment of angioedema attacks in adolescent and adult patients with HAE. Based on feedback from the Pharmaceutical and Medical Devices Agency (“PMDA”), a Clinical Trial Notification (“CTN”) was resubmitted with inclusion of self-administration in 2016 and the Phase 3 clinical trial began enrolling subjects in September 2016.

SHP616 (CINRYZE) for the treatment of Antibody Mediated Rejection

A Phase 2 study for the treatment of Antibody Mediated Rejection (“AMR”) with SHP616 was completed. Shire has received FDA and EMA feedback and submitted an IND in the second quarter of 2015. The FDA granted Fast Track Designation for SHP616 in October 2015 and Shire continues enrollment in a Phase 3 study for the treatment of acute AMR.

HYQVIA for patients with chronic inflammatory demyelinating polyradiculoneuropathy ("CIDP")

Shire is undertaking efforts to expand indications for HYQVIA, including for the treatment of chronic inflammatory demyelinating polyradiculoneuropathy, a neurological disorder characterized by progressive weakness and impaired sensory function in the legs and arms. A Phase 3 clinical trial is currently enrolling.

GLASSIA - Alpha-1 Antitrypsin for the treatment of acute Graft-versus-Host Disease ("aGvHD")

GLASSIA, a highly purified liquid form of alpha-1 anti-trypsin ("A1P1") derived from human plasma, is being evaluated for the treatment of aGvHD with lower gastrointestinal involvement as an add-on therapy to steroids in the first-line treatment. The Phase 2/3 study is expected to begin in the first quarter of 2017.

Internal Medicine

SHP620 (maribavir) for the treatment of CMV infection in transplant patients

Shire has completed two Phase 2 studies of maribavir in transplant recipients. This product has been granted Orphan Drug Designation in the U.S. and the EU. In June 2015, Shire met with the FDA and received feedback on its proposed path forward.  Based upon this feedback and additional feedback from the FDA in November 2016, Shire started enrollment into Phase 3 trials in December 2016.

SHP555 (prucalopride; marketed as RESOLOR in the EU) for the treatment of chronic constipation in the U.S.

RESOLOR was approved in 2009 in Europe for use in women for the symptomatic treatment of chronic constipation in whom laxatives fail to provide adequate relief. In June 2015, Shire announced that prucalopride has been approved by the European Commission for use in adults (men and women) for the symptomatic treatment of chronic constipation in whom laxatives fail to provide adequate relief. Shire has discussed with the FDA the requirements for filing an NDA for prucalopride and is currently working towards fulfilling those requirements in anticipation of an NDA submission at the end of 2017.

SHP621 Oral Budesonide Suspension (“OBS”), for the treatment of adolescents and adults with EoE

OBS is a proprietary viscous oral formulation of budesonide that is designed to coat the esophagus where the drug can act locally. The FDA has granted Orphan Drug Designation to OBS for the treatment of patients with EoE. In addition, in May 2016, the FDA granted SHP621 Breakthrough Therapy Designation. Shire initiated a Phase 3 program for the treatment of adolescents and adults with EoE in the first quarter of 2016 and enrollment is ongoing in both induction and extension studies.

SHP633 (REVESTIVE) for the treatment of short bowel syndrome (“SBS”) in Japan

REVESTIVE is an approved therapy in the U.S. and Europe to treat adults with SBS who are dependent on parenteral support. A Phase 3 bridging study in adults was initiated in Japan in 2014 and is currently ongoing.

Oncology

CALASPARGASE PEGOL

In July 2015, the Company acquired the ONCASPAR (pegaspargase) product portfolio from Sigma-Tau Finanziaria S.p.A. Through the acquisition, the Company gained the investigational biologic calaspargase pegol, which is the Company's next generation pegylated asparaginase, currently in Phase 3 development. Shire is working with the FDA to identify a clear path forward for the Biologics License Application ("BLA").

Phase 2

Immunology

SHP652 (SM101) for the treatment of systemic lupus erythematosus

SHP652 (SM101) is an investigational immunoregulatory treatment that has completed Phase 2a studies for systemic lupus erythematosus, a disorder in which the immune system attacks healthy tissue. A Phase 2b study is expected to start in the third quarter of 2017.

Internal Medicine

SHP647 for the treatment of moderate-to-severe inflammatory bowel disease ("IBD")

SHP647 is a fully human IgG2k anti-monoclonal antibody that binds to human mucosal addressin cell adhesion molecule ("MAdCAM") and thereby is a novel, once-monthly, selective inhibitor of the gut-specific leukocyte adhesion process delivered by subcutaneous injection. By targeting a unique, gut-specific endothelial adhesion molecule the asset provides a more selective and potentially safer approach to reducing inflammation associated with IBD. Phase II studies in Ulcerative Colitis ("UC") and Crohn’s disease ("CD") were completed and showed, especially in UC, strong signs of efficacy. Shire is actively working with regulatory authorities to validate plans for the Phase 3 program.

Neuroscience

SHP607 for the prevention of certain complications of prematurity

SHP607 is a 1:1 complex of two recombinant human proteins: insulin-like growth factor 1 ("rhIGF-1") and IGF binding protein 3 ("rhIGFBP-3"). Through continuous IV infusion, SHP-607 is designed to replace low endogenous levels of IGF-1 due to premature birth. The program completed a Phase 2 clinical trial in early 2016, in which it assessed the safety and efficacy of the drug product in infants born before 28 weeks. SHP607 did not meet its primary endpoint of reducing the severity of retinopathy of prematurity ("ROP"), a rare eye condition. The study, however, demonstrated clinically relevant effects in secondary endpoints related to the development of severe bronchopulmonary dysplasia ("BPD"), a chronic lung disease, and severe intraventricular hemorrhage ("IVH"), a type of brain injury, both of which have lifelong negative implications for normal development. Shire is working with regulatory authorities on the Phase 2b/3 program.

SHP626 for the treatment of NASH with liver fibrosis

SHP626 is in development for the treatment of NASH.  A Phase 1b multiple-dose trial has been completed and Shire is currently enrolling subjects in a Phase 2 study.

SHP625 for the treatment of cholestatic liver disease

Shire is currently conducting Phase 2 studies in the following indications: Alagille Syndrome (“ALGS”) and Progressive Familial Intrahepatic Cholestasis (“PFIC”). This product has been granted Orphan Drug Designation both in the U.S. and EU. Shire discussed options for developing SHP625 with the FDA in October 2016 and is evaluating ways to adapt their plans.

Oncology

ONIVYDE for the treatment of metastatic pancreatic cancer

ONIVYDE is co-developed with Merrimack Pharmaceuticals Inc. ("Merrimack") and Shire is responsible for the development and commercialization of ONIVYDE outside of the U.S. and Taiwan. nal-IRI is approved in the US (ONYVIDE) and in Taiwan since October 2015. A Japan phase 2 bridging study, in post-gemcitabine metastatic pancreatic cancer patients, completed enrollment in October 2016 and a phase 2 first-line pancreatic cancer treatment trial, being conducted by Merrimack, is still ongoing. For additional information regarding the collaboration with Merrimack see "Collaborative and Other Licensing Arrangements" section below.

Ophthalmology

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

Phase 1

Hematology

SHP656 for the treatment of hemophilia A

SHP656 is an investigational, extended half-life rFVIII treatment targeting weekly dosing for hemophilia A patients. The Phase 1 study of SHP656 is ongoing and Shire is anticipating proof of concept ("POC") in the second quarter of 2017, which will inform the next steps in the clinical development strategy.

SHP655 (ADAMTS13) for the acute treatment and long-term prophylaxis of hereditary thrombotic thrombocytopenic purpura ("hTTP")

SHP655 is a recombinant human ADAMTS13 (rADAMTS13) protein for the acute treatment and long-term prophylaxis of hereditary thrombotic thrombocytopenic purpura, a rare, ultra-orphan condition. SHP655 will be assessed as a replacement therapy for hTTP. Phase 1/2 has been completed, and Phase 3 planning has been initiated and first patient in is anticipated in the third quarter of 2017.

Neuroscience

SHP611 for the treatment of Metachromatic Leukodystrophy (“MLD”)

SHP611 is in development as recombinant human arylsulfatase A (“rASA”) delivered intrathecally every other week for the treatment of the late infantile form of MLD. This product has been granted Orphan Drug Designation in the U.S. and the EU. The Company initiated a Phase 1/2 clinical trial in the third quarter of 2012.  The trial is currently ongoing, but top line interim results were available in April 2015. Based upon this data, SHP611 appeared to be well tolerated at all doses. Shire is currently enrolling an additional cohort at the highest dose and anticipates the data readout from this cohort to be available in early second quarter of 2017, which will inform the future strategy for the program.

SHP622 for the treatment of Friedreich’s Ataxia

Shire is developing SHP622 for the treatment of Friedreich’s Ataxia (“FA”). This drug candidate is a naturally occurring small molecule that prevents oxidative stress. Shire completed a Phase 1b trial and found that SHP622 was generally safe and well tolerated with no clinically meaningful differences between SHP622 and placebo or between the single and multiple dose groups. Shire has stated that it will continue to analyze the results from the recently completed study and determine an optimal path forward for this program.

SHP623 (rc1-INH) for neuromyelitis optica (“NMO”)

rc1-INH is a recombinant C1 inhibitor for the prophylactic treatment of NMO, a type of inflammatory demyelinating disease. Shire initiated a Phase 1 first-in-human study of SHP623 in the first quarter of 2016 and upon completion of this study it will be considered for further development for the treatment of NMO.

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

Collaborative and Other Licensing Arrangements

The Company routinely enters into certain collaborative and licensing arrangements. In some of these arrangements, Shire and the collaboration partner are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success.

Generally, through in-licensing arrangements, the Company has licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments.

Out-licensing arrangements generally provide for commercialization rights to a product or products being developed by the counterparty, and in exchange often result in an upfront payment upon execution of the agreement and obligations that the counterparty make specified future development, regulatory approval or commercial milestone payments as well as royalty payments.

Pfizer Inc.

In July 2016, the Company licensed the global rights to all indications for SHP647 from Pfizer Inc. ("Pfizer"). SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease.

Precision BioSciences

In June 2016, the Company acquired a strategic immuno-oncology collaboration with Precision BioSciences (“Precision”), a private biopharmaceutical company based in the U.S., specializing in genome editing technology. The Company acquired the agreement through the acquisition of Baxalta. Together, Shire and Precision plan to develop chimeric antigen receptor (“CAR”) T cell therapies for up to six unique targets, with the first program expected to enter clinical studies in late 2017. On a product-by-product basis, following successful completion of early-stage research activities up to and including Phase 2 clinical trials, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Precision is responsible for development costs for each target prior to such option exercise. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States.

Symphogen

In June 2016, the Company acquired a research, option and commercial agreement with Symphogen, a private biopharmaceutical company headquartered in Denmark that is developing recombinant antibodies and antibody mixtures. The Company acquired the agreement through the acquisition of Baxalta. Under the terms of the agreement, the Company has options to obtain exclusive licensing rights for four specified proteins in development for the treatment of immuno-oncology diseases as well as two additional proteins that may be selected at a later date. Each option is exercisable for a period of 90 days when each protein is ready for Phase 2 clinical trials. Symphogen is responsible for development costs for each protein until option exercise, at which point Shire would become responsible for development costs assuming the option is exercised.

Merrimack Pharmaceuticals, Inc.

In June 2016, the Company acquired an exclusive license agreement with Merrimack Pharmaceuticals, Inc. (“Merrimack”) relating to the development and commercialization of ONIVYDE (nanoliposomal irinotecan injection), also known as “nal-IRI” or MM-398. The Company acquired the agreement through the acquisition of Baxalta, which previously entered into the agreement in September 2014. The arrangement includes all potential indications for nal-IRI across all markets with the exception of the U.S. and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy.

Coherus Biosciences, Inc.

In June 2016, the Company acquired a license agreement with Coherus Biosciences, Inc. (“Coherus”) to develop and commercialize a biosimilar to ENBREL® (etanercept). The Company acquired the agreement through the acquisition of Baxalta. The Company also obtained the right of first refusal to certain other biosimilars in the collaboration. Under the terms of the agreement, Coherus was responsible for the development plan, preparation of regulatory filings, and manufacture of the product, subject to reimbursement of certain costs by the Company. In September 2016, the Company terminated the licensing agreement with Coherus in accordance with its terms.

Momenta Pharmaceuticals, Inc.

In June 2016, the Company acquired an exclusive license agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop and commercialize biosimilars, including adalimumab (BAX 2923), a biosimilar product candidate for HUMIRA® (adalimumab).  The agreement was acquired through the acquisition of Baxalta.  The arrangement includes specified funding by the Company, as well as other responsibilities, relating to development and commercialization activities.  In September 2016, the Company exercised its right to terminate its license agreement with Momenta, which termination was to be effective in September 2017. On December 31, 2016, the Company and Momenta entered into an Asset Return and Termination Agreement that provided for the earlier termination of the license agreement effective as of December 31, 2016 and agreed to the terms associated with the early termination, including that the Company will be responsible for costs associated with certain clinical and regulatory services activities through April 2017.

SFJ Pharmaceuticals Group

In June 2015, Baxalta entered into a co-development agreement with SFJ Pharmaceuticals IX, L.P., a SFJ Pharmaceuticals Group company (“SFJ”), relating to BAX 2923, whereby SFJ would fund specified development costs related to the BAX 2923 program, in exchange for payments in the event the product obtains regulatory approval in the United States and Europe. There were certain termination provisions that could have triggered payment of the contingent success payments prior to regulatory approval.

This co-development agreement was terminated by mutual agreement of the Company and SFJ in September 2016 and the Company made a one-time $288.0 million payment to SFJ in connection with the termination, in full satisfaction of the Company’s financial obligations under the agreement.

Manufacturing and Distribution

Drug Substance & Active pharmaceutical ingredient (“API”) sourcing

The Company sources API from third party suppliers for VYVANSE, INTUNIV, ADDERALL XR, LIALDA, FOSRENOL, PENTASA, XAGRID, RESOLOR, EQUASYM, CARBATROL, XIIDRA, CINRYZE, FIRAZYR, BUCCOLAM, NATPARA, GATTEX, ONCASPAR, ONIVYDE and GLASSIA. Shire has manufacturing capability for agalsidase alfa, idursulfase and velaglucerase alfa at its protein manufacturing plants in Cambridge and Lexington, Massachusetts, U.S. for REPLAGAL, ELAPRASE and VPRIV, respectively. The Company has manufacturing capability for Antihemophilic Factor (Recombinant), Antihemophilic Factor (Recombinant, PEGylated), Antihemophelic Factor (Recombinant), von Willebrand Factor (recombinant), Coagulation Factor IX Anti-Inhibitor Coagulant Complex, Antihemophilic Factor (Recombinant) Porcine Sequence, Antihemophilic Factor [Human], Method M, Monoclonal purified at its manufacturing plants in Switzerland, Massachusetts, California, Austria, and Singapore for ADVATE, ADYNOVATE, RECOMBINATE, VONVENDI, Rixubis, FEIBA, OBIZUR and HEMOFIL M, respectively. The Company has manufacturing capability for Immune Globulin Intravenous (Human), Immune Globuline Infusion 10% (Human) with Recombinant Human Hyaluronidase, Immune Globulin Subcutaneous (Human), Albumin (Human), Albumin (Human), Protein C Concentrate (Human), Alpha 1 Proteinase Inhibitor (Human), Antithrombin III Concentrate (Human), Human Coagulation Factor VIII/Human Von Willebrand Factor (VWF) Complex Concentrate, Coagulation Factor IX (Human) Concentrate, at its manufacturing plants in Austria, California and Italy for GAMMAGARD LIQUID / KIOVIG, GAMMAGARD S/D, HYQVIA, CUVITRU, FLEXBUMIN, BUMINATE, CEPROTEIN, GLASSIA, ARALAST, ANTITHROMBIN III, IMMUNATE, IMMUNINE and FACTOR VII.

The Company currently has dual sources of API for VPRIV, VYVANSE, ADDERALL XR, LIALDA, INTUNIV and PENTASA and is qualifying a second source for XIIDRA. The Company has two locations approved for the purification of REPLAGAL drug substance, and two locations approved for the cell culture of ELAPRASE drug substance. The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply.

CINRYZE API is derived from human plasma sourced from commercial plasma suppliers. The sourcing of plasma and the production of products derived from plasma are regulated extensively by the FDA, the EMA and other medical product and health care regulatory agencies. For CINRYZE, Shire relies on a combination of sources for plasma including long term supply agreements and periodic “spot purchases” of plasma from third party plasma suppliers.

Finished product manufacturing

The Company sources its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL, EQUASYM, RESOLOR, CARBATROL, XIIDRA, BUCCOLAM, CINRYZE, GLASSIA, and XAGRID, from third party contract manufacturers. The finished products for: REPLAGAL, ELAPRASE, VPRIV, FIRAZYR, NATPARA, GATTEX, ONIVYDE, ONCASPAR and OBIZUR are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

The Company currently has dual sources for finished product manufacturing for ELAPRASE, REPLAGAL, VPRIV and VYVANSE and is developing a second source for the finished product manufacturing of XIIDRA. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

The Company has finished product manufacturing capability for Antihemophilic Factor (Recombinant), Antihemophilic Factor (Recombinant, PEGylated), Antihemophelic Factor (Recombinant), von Willebrand Factor (recombinant), Coagulation Factor IX, Anti-Inhibitor Coagulant Complex, Antihemophilic Factor [Human], Method M, Monoclonal Purified at its manufacturing plants in Switzerland, Massachusetts, California, Austria and Singapore for ADVATE, ADYNOVATE, RECOMBINATE, RIXUBIS, VONVENDI, FEIBA and HEMOFIL M, respectively. The Company has manufacturing capability for Immune Globulin Intravenous (Human), Immune Globuline Infusion 10% (Human) with Recombinant Human Hyaluronidase, Immune Globulin Subcutaneous (Human), Albumin (Human), Albumin (Human), Protein C Concentrate (Human), Alpha 1 Proteinase Inhibitor (Human), Antithrombin III Concentrate (Human), Human Coagulation Factor VIII/Human Von Willebrand Factor (VWF) Complex Concentrate, Coagulation Factor IX (Human) Concentrate, at its manufacturing plants in Austria, California, and Italy for GAMMAGARD LIQUID / KIOVIG, GAMMAGARD S/D, HYQVIA, CUVITRU, FLEXBUMIN, BUMINATE, CEPROTEIN, GLASSIA, ARALAST, ANTITHROMBIN III, IMMUNATE, IMMUNINE and FACTOR VII.

Distribution

The Company’s U.S. distribution center, which includes a large vault to house U.S. Drug Enforcement Administration (“DEA”) regulated Schedule II products, is located in Kentucky. From there, the Company primarily distributes its products: VYVANSE, INTUNIV, ADDERALL XR, LIALDA, PENTASA, FOSRENOL and XAGRID to the U.S. market through the three major wholesalers who have hub or distribution centers that stock Schedule II drugs in the U.S., providing access to nearly all pharmacies in the U.S.

The distribution and warehousing of products: REPLAGAL, ELAPRASE, VPRIV, NATPARA, GATTEX and FIRAZYR for the U.S. market are contracted out to specialist third party contractors.

Outside of the U.S., physical distribution of Company’s products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

Sources and Availability of Raw Materials

Shire purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world, including in the U.S. While efforts are made to diversify Shire’s source of components and materials, in certain instances Shire acquires components and materials from a sole supplier.

Human plasma is a critical raw material in Shire’s business. The Company believes that its ability to internally and externally source plasma represents a distinctive and flexible infrastructure, which provides the Company a unique capability with respect to the consistent delivery of high quality plasma-based products. Shire owns and operates plasma collection facilities in the U.S. and Austria through its wholly owned subsidiary BioLife Plasma Services L.P. ("BioLife"). BioLife operates and maintains more than 80 plasma collection facilities in 24 states throughout the U.S. and at seven locations in Austria. Shire also maintains relationships with other plasma suppliers to ensure that it retains the flexibility to meet market demand for its plasma based therapies.

Material customers

Shire’s three largest trade customers are AmerisourceBergen, McKesson Corp and Cardinal Health, Inc., which are based in the U.S. In 2016, these wholesale customers accounted for approximately 16%, 12% and 10% of Product sales, respectively.

Intellectual Property

An important part of the Company’s business strategy is to protect its products and technologies through the use of patents and trademarks, to the extent available. The Company also relies on trade secrets, proprietary know-how, technological innovations and contractual arrangements with third parties to maintain and enhance its competitive position. The Company’s commercial success will depend, in part, upon its ability to obtain and enforce strong patents, to maintain trade secret protection, to operate without infringing the proprietary rights of others and to comply with the terms of licenses granted to it. The Company’s policy is to seek patent protection for proprietary technology whenever possible in the U.S., Canada, major European countries and Japan. Where practicable, the Company seeks patent protection in other countries on a selective basis. In all cases, the Company endeavors to either obtain patent protection itself or support patent applications by its licensors.

Regulatory exclusivity can also provide meaningful protection for the Company’s products. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights ("TRIPS") requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country. The markets for some of the Company’s currently marketed and potential future products, such as those for rare diseases, are small and where possible the Company has sought and will seek orphan drug designation for products directed to these markets which, if granted, provides regulatory exclusivity for seven years in the U.S. and ten years in the EU from the date of product approval (see “Government Regulation” below).

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The following table shows the patent numbers that are listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”), for some of the Company’s more significant, revenue-generating products approved via an NDA or an NDA under Section 505(b)(2) under the Federal Food, Drug, and Cosmetic Act that references a previously approved drug , which are owned by or licensed to the Company and relevant to an understanding of the Company’s business taken as a whole. There may be other patents related to these products, methods of manufacturing, or use of the products in the treatment of particular diseases or conditions that are not listed in the Orange Book. Some of the Company’s other products are biologics which are protected by patents and forms of unpatented confidential information, including manufacturing trade secrets and proprietary know-how, that are not listed in the Orange Book. In addition, expiration dates set forth below do not necessarily reflect possible changes to the patent term afforded by, among other things, patent term extensions in the U.S. or other territories or changes that may result as a consequence of the outcome of litigation or other proceedings. The Company also holds patents in other jurisdictions, such as the EU, Canada and Japan, and has patent applications pending in such jurisdictions, as well as in the U.S.

Product	Orange Book listed U.S. patent	Expiration date
ADDERALL XR	US 6,322,819 US RE 41148 US 6,605,300 US RE 42096 US 6,913,768	October 21, 2018 October 18, 2018 October 18, 2018 October 21, 2018 May 24, 2023
FIRAZYR	US 5,648,333	July 15, 2019
LIALDA/MEZAVANT	US 6,773,720	June 8, 2020
VYVANSE
US 7,105,486
US 7,223,735
US 7,655,630
US 7,659,253
US 7,659,254
US 7,662,787
US 7,671,030
US 7,671,031
US 7,674,774
US 7,678,770
US 7,678,771
US 7,687,466
US 7,687,467
US 7,700,561
US 7,718,619
US 7,723,305
US 7,662,788
US 7,713,936

February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 28, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023

GATTEX/REVESTIVE	US 5789379 US 7056886 US 7847061 US 9060992 US 9539310 US 9545434 US 9545435 US 9555079	April 14, 2016 September 18, 2022 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025
XIIDRA	US 7314938 US 7745460 US 7790743 US 7928122 US 8084047 US 8168655 US 8367701 US 8592450 US 8927574 US 9085553 US 9216174 US 9353088 US 9447077	March 10, 2025 November 5, 2024 November 5, 2024 November 5, 2024 May 17, 2026 May 9, 2029 April 15, 2029 May 17, 2026 November 12, 2030 July 25, 2033 November 5, 2024 October 21, 2030 April 15, 2029

Competition

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Companies with more resources and larger R&D expenditures than Shire have a greater ability to acquire assets as well as fund the research and clinical trials necessary for regulatory applications, and consequently may have a better chance of obtaining approval of drugs that would then compete with Shire’s products. Other products now in use or being developed by others may be more effective or have fewer side effects than the Company’s current or future products. The market share data provided below and elsewhere is sourced from IMS Health. IMS information used in this document is an estimate derived from the use of information under license from the following IMS Health information service; IMS NPA weekly for the period January 1, 2015 to December 31, 2016. IMS expressly reserves all rights, including rights of copying, distribution and republication.

Hematology

Treatments for Hemophilia

The principal sources of competition for ADVATE and ADYNOVATE globally are: Xyntha®/ReFacto AF ® (Pfizer and SOBI); Kogenate® (Bayer); Helixate ® (CSL); Kovaltry (Bayer); Iblias (CSL); Eloctate®/Elocta® (Biogen/SOBI); NovoEight® (Novo Nordisk); and Nuwiq ® (Octapharma); Afstyla (CSL).

Potential future competitors include: ACE910 (Roche), ALN-AT3 (Alnylam), N8-GP (Novo Nordisk), BAY94-9027 (Bayer), and anti-TFPI (Novo Nordisk, Bayer, and Pfizer). In addition, there are a number of gene therapy technologies in development.

Treatments for Von Willebrand Disease

VONVENDI competes in the U.S. with Humate-P (CSL Behring), Wilate (Octapharma), and non-factor products DDAVP (desmopressin).

Treatments for Patients with Inhibitors

The principal sources of competition for FEIBA globally are NovoSeven®/NovoSeven RT ® (Novo Nordisk); Coagil VII® (Pharmstandard); and Facteur VII-LFB® (LFB Group).

Potential future competitors include: ACE910 (Roche), ALN-AT3 (Alnylam), rFVII’s  (CSL, Catalyst, OPKO Health, and rEVO Biologics), and anti-TFPI programs (Novo Nordisk, Bayer, and Pfizer).

Genetic Diseases

REPLAGAL competes with Genzyme’s FABRAZYME in markets outside the U.S. Shire is aware of the development of certain compounds to treat Fabry disease by Amicus, Genzyme, Protalix, JCR Pharmaceuticals Co. Ltd, Isu-Abxis, Actelion and Greenovation.

VPRIV competes with two ERTs, Genzyme’s CEREZYME (imiglucerase) and Pfizer / Protalix’s ELELYSO / UPLYSO (tagliglucerase), as well as two oral substrate reduction therapies, Actelion’s ZAVESCA (miglustat) and Genzyme’s CERDELGA (eliglustat). A biosimilar to CEREZYME (ABCERTIN) has been launched by Isu Abxis in South Korea. Shire is aware of development programs in Gaucher disease by Protalix and Genzyme.

ELAPRASE is the only product licensed to treat Hunter syndrome in all the markets in which it is registered except South Korea and Algeria. Korean Green Cross Corporation was granted approval for HUNTERASE, an ERT to treat Hunter syndrome, in South Korea in 2012, in Mexico in 2015 and Algeria in 2016. Hunterase approval in Mexico was subsequently rescinded in 2016. Shire is also aware of the development of certain compounds to treat Hunter syndrome by Sangamo, JCR and REGENXBIO.

FIRAZYR competes in the U.S. and Europe with CSL Behring’s BERINERT and Pharming Group N.V.’s and RUCONEST for acute treatment of HAE. In other markets, FIRAZYR competes with BERINERT.

CINRYZE competes in U.S. and non-U.S. markets with generic androgens for prophylaxis of HAE. In non-U.S. markets, CINRYZE is also indicated for acute treatment and short-term prophylaxis of HAE.

Shire is aware of a number of products in development for treatment and prophylaxis of HAE. These include a subcutaneous formulation of BERINERT, and an oral kalikrein inhibitor (Biocryst, Pharming). In addition, a number of companies have molecules in discovery phase.

Neuroscience

ADHD market

Competition in the U.S. ADHD market has increased with the launch of competing products in recent years, including authorized generic and generic versions of CONCERTA, RITALIN LA, ADDERALL XR, FOCALIN XR, as well as non-stimulants INTUNIV, STRATERRA and KAPVAY.

Shire’s share of the U.S. ADHD prescription market in December 2016 was 16.8% (compared to 16.7% in December 2015). Overall the U.S. ADHD prescription market grew by 5.6% in the year ended December 31, 2016 (compared to 5.8% in the same period in 2015).

Generic immediate release stimulants which constitute 34.6% of the ADHD market (IMS NPA, MAT December 2016) are showing strong growth in the U.S. ADHD market, growing 8.7% in the 12 months ended December 2016 in comparison to the 12 months ended December 2015.

Shire’s key ADHD market is the U.S., with the Company having three products for the treatment of ADHD (VYVANSE, ADDERALL XR and INTUNIV). Shire also has ADHD products launched in Canada, Brazil, Australia, South Korea, Israel and selected EU markets. Further geographic expansion plans are underway, with VYVANSE approved in Mexico and a collaboration agreement with Shionogi to co-develop and sell VYVANSE and INTUNIV in Japan.

Key branded competitors in the U.S. are stimulants CONCERTA (Janssen), APTENSIO XR (Rhodes), EVEKEO (Arbor) and QUILLIVANT (Pfizer), a liquid methylphenidate.

Key competitors in the European ADHD market are CONCERTA (Janssen-Cilag), RITALIN LA (Novartis), MEDIKINET (Medice and distributors) and STRATTERA (Lilly), depending upon the country. According to IMS Midas the EU 2016 market size was approximately $486 million (moving annual total (“MAT”) November 2016), with annual growth of 8.0% compared to the same period in 2015 of $450 million. During that same period VYVANSE grew by 47% ($75 million vs $51 million).

The Company is also aware of several clinical development programs underway by other pharmaceutical companies. Lilly, Targacept, Otsuka Pharmaceutical Co., Ltd., Purdue, Alcobra (in collaboration with Teva), Theravance, Euthymics, Neuroderm, Durect Pharma, Pfizer/Tris, Neos, Ironshore, and Supernus are seeking to develop additional treatment options for ADHD.

BED Market

VYVANSE is the only product approved in the U.S. for the treatment of moderate to severe BED in adults. The Company is also aware of several clinical development programs underway by other pharmaceutical companies; Sunovion Pharmaceuticals, Takeda Pharmaceuticals, and Ironshore Pharmaceuticals/Highland Therapeutics are seeking to develop treatment options for BED.

Immunology

Treatments for Primary Immunodeficiency

GAMMAGARD LIQUID and/or KIOVIG compete with CSL’s PRIVIGEN and CARIMUNE, Grifol’s GAMUNEX-C and FLEBOGAMMA, Biotest’s BIVIGAM, Kendrion’s GAMMAKED, BPL’s GAMMAPLEX and Octapharma’s OCTAGAM and PANZYA.

GAMMAGARD LIQUID, HYQVIA, and/or CUVITRU compete with CSL’s HIZENTRA, Grifol’s GAMUNEX-C, and Octapharma’s GAMMANORM.

Shire is aware of development programs in CIDP by CSL, line extensions such as prefilled syringes by CSL, 20% SCIG by Grifols, and an Alzheimer indication by Grifols.

Biotherapeutics

FLEXBUMIN and BUMINATE compete with CSL’s ALBUREX/ALBURX and ALBUMNAR, Grifol’s PLASBUMIN and ALBUTEIN, and Kedrion’s KEDBUMIN.

Shire is aware of a development program by Grifols for albumin in bags.

Internal Medicine

Ulcerative Colitis market

UC is a type of inflammatory bowel disease. The first-line treatments for patients with mild to moderate UC are formulations containing mesalamine ("5-ASA"). Shire defines the 5-ASA competitive set as the non-sulfasalazine, oral mesalamine and mesalamine pro-drug products.

Competitors vary across markets. Principal competitors in major markets include DELZICOL, ASACOL and ASACOL HD/ASACOL 800 (Allergan, Tillots and various other licensees), APRISO (Valeant), PENTASA (marketed by Ferring Pharmaceutical, outside of the U.S. only), SALOFALK (Dr. Falk) and CLAVERSAL (Faes Farma, Recordati S.p.A).

5-ASA products are generally protected by formulation patents only. In December 2007, several generic versions of Valeant’s COLAZAL (balsalazide) entered the U.S. market, but no other generic versions of products in the oral 5-ASA competitive set have been introduced to the U.S. market since that time. Generic mesalamine products are available in several European markets, but are not significant competitors in those markets. UCERIS (budesonide) was approved by the FDA in January 2013 and represents an alternative to 5-ASA products for acute treatment (up to eight weeks) of mild to moderate UC.

The Company is aware of other 5-ASA and non-ASA based treatments in development for UC. While the former include drug candidates from Mylan, Zydus and other companies, a number of competitors focus on the development of TNF-alpha inhibitors (e.g. flixabi by Samsung/Bioepis, amjevita by Amgen, inflectra by Pfizer) integrin inhibitors (e.g. etrolizumab by Roche), IL-12/IL-23 inhibitors (e.g. ustekinumab by J&J) and JAK inhibitors (e.g. tofacitinib by Pfizer and upadacitinib by Abbvie).

Short Bowel Syndrome Market

GATTEX competes in the U.S. with EMD/Serono's ZORBTIVE (somatotropin) and Emmaus LifeSciences' NUTRESTORE (L-glutamine). REVESTIVE is the only product approved to treat SBS in Europe. Shire is aware of the development of certain compounds to treat SBS by Zealand Pharma and Naia Ltd.

Hypoparathyroid Market

NATPARA competes against calcium and vitamin D and occasionally Lilly’s Forteo (teriparatide, PTH1-34) prescribed off-label. Shire is aware of the development of compounds to treat hypoparathyroidism by EnteraBio and Chugai.

Oncology

ONIVYDE

ONIVYDE is indicated for the treatment of metastatic adenocarcinoma of the pancreas, in combination with 5-fluorouracil ("5-FU") and leucovorin ("LV"), in adult patients who have progressed following gemcitabine-based therapy. There are currently no combinations or single agent that are the approved “standard of care” in the second or third line setting.  The combination therapy used prior to ONIVYDE’s approval all contained generics.

Shire is aware of a number of products in development as second line therapy for pancreatic cancer. These include Astra Zenaca’s LYNPARZA which targets patients with a gBRCA mutation (less than 5% of pancreatic cancer patients), Taiho’s TAS-118 and Eleison’s glufosfamide.

ONCASPAR

ONCASPAR is pegylated asparaginase indicated as a component of a multi agent chemotherapeutic regimen for the treatment of pediatric and adult patients with first line acute lymphoblastic leukemia ("ALL") and patients that are hypersensitive to native asparaginase. In certain markets, native asparaginases derived from E. Coli may still be used. ONCASPAR is likely to compete with Medac’s SPECTRILA, a recombinant version of asparaginase which was recently approved in the EU.

Shire is aware of a number of products in development for first line ALL including Jazz’s ERWINASE/ERWINAZE, and Erytech’s GRASPA. There are also a number of biosimilars in preclinical development.

Ophthalmology

Dry eye disease

XIIDRA is the only prescription eye drop indicated for the treatment of both signs and symptoms of dry eye disease in the U.S. XIIDRA competes against Allergan's RESTASIS (a prescription topical immunomodulator indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca) and various over the counter artificial tear products. Shire is aware of a number of products in development for the treatment of dry eye disease, including Allergan’s MIM-D3 and RegeneRx’s RGN-259.

Government Regulation

The clinical development, manufacturing and marketing of Shire’s products is subject to significant governmental regulation in the U.S., the EU and other territories. The Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act, the Public Health Service Act and other laws and regulations in the U.S., as well as numerous directives and guidelines in the EU, govern the development, design, non-clinical and clinical research, testing, manufacture, safety, efficacy, labeling, packaging, storage, record keeping, premarket clearance or approval, adverse event reporting, advertising and promotion of the Company’s products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources. Pharmaceutical and medical device manufacturers are also inspected regularly by the FDA.

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

In order to gain marketing approval the Company must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes this review for the U.S. In the EU the review may be undertaken by the following: (i) members of the EMA’s Committee for Medicinal Products for Human Use as part of a centralized procedure; (ii) an individual country's regulatory agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the product in question; or (iii) a competent member state’s regulatory agency through a decentralized procedure, an alternative authorization procedure to the “mutual recognition” procedure.

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

Some jurisdictions, including the EU and the U.S., may designate products for disease treatment within a relatively small patient population as orphan drugs. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in the EU and for up to seven years in the U.S. A key provision of 21st Century Cures initiative, as specifically codified in the 21st Century Cures Act, is the Rare Pediatric Disease ("RPD") Priority Review Voucher ("PRV"). The RPD PRV program provides a voucher for a six-month FDA priority review for any product that receives successful approval as an orphan drug to treat a rare pediatric disease. These laws are particularly pertinent to Shire’s rare disease products.

In the U.S., the Drug Price Competition and Patent Restoration Term Act of 1984, known as the U.S. Hatch-Waxman Act, established a period of marketing exclusivity for brand-name drugs as well as abbreviated application procedures for generic versions of those drugs. Once the applicable exclusivity period for the brand-name drug has expired (which may range from three to five years), generic manufacturers may file with the FDA for approval to manufacture and market generic versions of the brand-name drug. Approval is sought by filing an Abbreviated New Drug Application (“ANDA”). As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All medicinal products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator’s data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either 10 (8+2) or 11 years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit. While the U.S. Hatch-Waxman Act addresses the development and entrance of generic products, the ACA amended the Public Health Service Act to create an abbreviated licensure pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. The Biologics Price Competition and Innovation Act of 2009 allow for approval of a biosimilar if data substantiates that the product is “highly similar” to an approved and existing biological product. Similar to a non-biologic product, an interchangeable biological product may be substituted for the reference product by a pharmacist without the intervention of the health care provider who prescribed the reference product.

In the U.S., the DEA regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s stimulant ADHD products (ADDERALL XR, VYVANSE and EQUASYM) are strictly controlled and supply of active ingredient is dependent on the DEA’s permitted annual quotas and its willingness to update those quotas to meet any shortage of drugs.

The branch of the FDA responsible for product marketing oversight routinely reviews company marketing practices and also may impose pre-clearance requirements on materials intended for use in marketing of approved drug products. Shire is subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Similar review and regulation of advertising and marketing practices exists in the other geographic areas where the company operates.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a company failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, such as issuing an FDA Form 483 notice of inspectional observations, a warning letter, an untitled letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, pursuing product seizures, consent decrees or other injunctive relief, or criminal prosecution through the Department of Justice. The FDA can require a Company to repair, replace or refund the cost of products that the Company manufactured or distributed. Outside the U.S., regulatory agencies may exert a range of similar powers.

The Department of Health and Human Services (“HHS”) administers the Medicare and Medicaid programs, major government payers for the elderly, disabled and poor in the U.S., respectively. Shire is subject to various mandated discounts and rebates, as well as compliance requirements, in order to participate in these programs. HHS will be interpreting, implementing and enforcing manufacturers’ compliance with rebate payments, discounts and mandated price reporting changes under the PPACA.

Regulatory Developments

In the U.S., various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines, cost sharing through improved patient health outcomes, abbreviated licensure pathway for biosimilars and increases in required rebates or discounts. Similar initiatives exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal and state level in the U.S. that could allow patient access to drugs approved in other countries, most notably Canada. This is generally referred to as drug re-importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities. Several local U.S. jurisdictions, including the King County of Washington State and Alameda, San Francisco and San Mateo Counties in California, have imposed drug-disposal responsibilities and fees on drug manufacturers. Depending on the outcome of court cases and the ability of other municipalities to pass similar ordinances, these additional costs of doing business in the U.S. may extend to other localities.

Furthermore, several agencies in the U.S., including the Office of Inspector General, Department of Justice and DEA have been stepping up their enforcement activities as part of the ACA, leading to the imposition of an increasing number of Corporate Integrity Agreements with pharmaceutical and biotechnology companies as part of ultimate settlements.

Aggressive drug price actions taken in the U.S. by various manufacturers over the last several years has precipitated a media maelstrom and reinvigorated a hypersensitive atmosphere regarding the cost of drugs charged by manufacturers. While it is uncertain whether the U.S. Federal government will implement price controls in the near or midterm time frame, multiple states have proposed price control legislation and transparency initiatives. Though several states have been unsuccessful with passing legislation (e.g., CA, NC, NY, OR, PA), on June 2, 2016, Vermont passed into law Vermont S. 216 which includes provisions designed to increase prescription drug cost transparency. There is a high probability that new legislation will be proposed in 2017 from both a state (CO, MA, MN, NY, NC, OR, PA, RI, VA and WA) and federal perspective. Despite the attention on price increases, historically Shire has taken a responsible approach to price increases.

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

Ethics and Compliance

In order to maintain compliance with the laws and regulations mentioned above, as well as other healthcare related laws and regulations, Shire has established a comprehensive global ethics and compliance program. The program is intended to prevent, detect and mitigate risk across the organization and throughout the lifecycle of Shire’s products. Shire’s program is founded on a culture and expectation of compliance at all levels of the organization. It also includes, among other things, resources to address compliance globally; formal compliance governance; mechanisms to intake and address questions and concerns; policies, processes and procedures; communications; training; various forms of risk-based auditing and monitoring; review of alleged misconduct; and, when necessary, disciplinary action for failure to comply. All of these actions are intended to protect Shire from conduct by individual employees and agents that may be in violation of legal and regulatory requirements and the Company’s compliance expectations.

Compliance with applicable laws and regulations is costly and materially affects Shire’s business. Shire expects that compliance with laws and regulations around the globe increasingly will require significant technical expertise and capital investment. Healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining approval to market and promote products, and Shire’s potential failure to meet its compliance obligations may result in regulatory and enforcement actions, the seizure or recall of products, the suspension or revocation of the authority necessary for product production and sale, and other civil or criminal sanctions, including fines and penalties. The Company expects to continuously devote substantial resources to proactively maintain, administer and expand its ethics and compliance program globally.

Third Party Reimbursement and Pricing

The Company’s revenue depends, in part, upon the price that third parties, such as health care providers and governmental organizations, reimburse on behalf of patients and physicians for the cost of the Company’s products or competitive products and treatments. These third party payers increasingly are challenging the pricing of drugs and medical devices through tougher contracting and seeking increased pharmaco-economic data in order to justify the pricing of products.

In the U.S.:

Commercial Managed Care

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

Medicaid

Many of the Company’s products are reimbursed by Medicaid, which is a joint federal and state health insurance plan for low-income individuals and people with disabilities in the U.S. Medicaid mandates federal rebates from manufacturers for participation in the program. Many states outsource management of Medicaid benefits to third parties (“Managed Medicaid” or “MMC”), leaving it to them to negotiate commercial rebates and formulary position with manufacturers. Due to changes within the ACA, utilization adjudicated by commercial Managed Medicaid payers is also eligible for the mandated federal rebates, which were traditionally paid only on fee-for-service utilization. Other states manage their own formulary and require manufacturers to pay additional “state supplemental” rebates for positioning on its preferred drug list ("PDL"). In addition, several states have started actively managing hemophilia and other specialty drug costs, either through first-time PDLs or through adjustments in their reimbursement rates to providers.

Medicare

As specified by the 21st Century Cures Act, passed into law in December 2016, Medicare reimbursement for durable medical equipment ("DME") infused drugs and biologics (e.g., subcutaneous administration delivered via a pump) changed from average wholesale price ("AWP") minus 5% to average sales price ("ASP") plus 6% (AWP - 5% to ASP +6%) effective January 1, 2017. In addition, beginning January 1, 2017, DME infused drugs may not be included in the DME competitive acquisition program (DME competitive bidding).

Medicare reimbursement rates for physician infused drugs, including some of Shire’s orphan drugs, have been reduced from 106% of ASP to approximately 104% of ASP as a result of the so-called "sequestration" passed into law several years ago. The Centers for Medicare and Medicaid Services (“CMS”) is also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates to physicians for some manufacturers’ drugs, biologicals and medical devices. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), Medicare reimbursement payments to eligible professionals who are not meaningful users of Certified Electronic Health Record (“EHR”) Technology will be reduced. CMS had proposed further reductions in ASP-based reimbursement as part of its Medicare Part B drug demonstration project, but has since withdrawn the proposal.

ACA

The rate of implementation of the Medicaid expansion, HIX and Accountable Care Organizations (“ACO”) varies tremendously on a state-by-state basis. It is not possible to predict the overall increases in Medicaid, MMC and HIX business, and the financial implications to Shire specifically. Depending on HHS’ ability to rectify the HIX’s technology issues, and HHS’ flexibility with states asking for alternative approaches to Medicaid expansion, the ACA expansion in covered lives could be severely reduced. At this time, it is not possible to predict the impact of the new U.S. administration’s proposed repeal of the ACA or propensity to apply changes in funding for key provisions or to determine what might replace the current legislation.

“Dual-eligibles”

Individuals that qualify for both Medicare and Medicaid are deemed "dual-eligible." Although CMS has placed dual-eligibles under the coverage of Medicare Part D for retail pharmaceutical coverage, there are several initiatives aimed at moving these individuals back under Medicaid, where their drug utilization would again be subjected to full Medicaid rebates.

On February 1, 2016, CMS issued regulations implementing the Medicaid rebate provisions of the ACA (the “Final Rule”). CMS’ interpretation of the rebates related to line extensions, and the Average Manufacturer Price (“AMP”) aspects of the Final Rule, could increase rebate costs. CMS’ proposed expansion of the Medicaid rebate program to U.S. Territories (including Puerto Rico, U.S. Virgin Islands, Guam, Northern Mariana Islands and Samoa) could also impact both the Company’s contracting strategies to some of these Territories and increase Shire’s Medicaid rebate and operational costs. CMS’ publication of its own pricing compendium, (“NADAC”), as well as AMP-based Federal Upper Limits (“FUL”) could affect reimbursement to pharmacists for drugs and the state’s ability to continue providing access to brands that have generic versions, depending on the rate of each state’s adoption.

The tax revenue aspects of the fiscal cliff in the Budget Control Act were not fully resolved via the Taxpayers Relief Act of 2012, and because of this and due to the budget climate in the U.S., government programs like Medicare, Medicaid and others could face additional spending cuts or changes which could affect government payer utilization or payment of Shire’s products.

Outside of the U.S.

In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Germany, for example, has implemented the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law essentially maintains free pricing for new chemical entities for one year, but assesses the patient relative benefit of new drugs within six months of commercialization, in order to inform subsequent price negotiations. Prices of drugs bringing added patient benefit will qualify for price negotiation, while those with no added benefit will be subject to reference pricing, where price is determined by taking the lowest and/or average price of similar medicines in Germany. Criteria required to prove a drug’s benefit in Germany include an improvement of health, reduction of illness duration, extension of survival, reduction of side effects or improvement of the quality of life. Third party reimbursement limits may reduce the demand for the Company’s products. The slow pace of the price applications process in some countries has delayed and, occasionally, prevented product launches. In some countries regional authorities are seeking to constrain drug prices and uptake. As such the Company’s estimated product launches may be delayed. Furthermore, ADHD and behavioral drugs in the EU and other markets require strong education and promotion efforts in order to gain acceptance and an economically viable reimbursement profile.

Agreements with Baxter

Prior to their separation in July 2015, Baxalta and Baxter entered into several agreements to effect the separation and provide a framework for Baxalta’s relationship with Baxter after the separation. These agreements, some of which are summarized below, govern the relationship between Baxter and Baxalta subsequent to the separation and provide for the separation of the assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the separation.

Separation and Distribution Agreement

Baxter and Baxalta entered into a separation and distribution agreement which sets forth the agreements between Baxter and Baxalta regarding the principal transactions required to effect Baxalta’s separation from Baxter and other agreements governing Baxalta’s relationship with Baxter. It also identified assets transferred, liabilities assumed and contracts assigned to each of Baxalta and Baxter as part of the separation, and provided for when and how these transfers, assumptions and assignments were to occur.

Transition Services Agreement

Baxter and Baxalta entered into a transition services agreement prior to the separation pursuant to which Baxalta and Baxter and their respective subsidiaries provide to each other, on an interim, transitional basis, various services, including services to be provided by Baxter such as, among others, finance, information technology, human resources, quality, supply chain and certain other administrative services.

Long Term Services Agreement

Baxter and Baxalta entered into a long term services agreement prior to the separation pursuant to which Baxter and Baxalta and their respective subsidiaries provide to each other certain services at shared facilities following the separation, such as providing utilities and other critical services, the absence of which could disrupt the parties’ operations.

Tax Matters Agreement

Baxter and Baxalta entered into a tax matters agreement prior to the distribution which generally governs their respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the separation date, as well as tax periods beginning before and ending after the separation. In addition, the tax matters agreement addresses the allocation of liability for taxes that were incurred as a result of restructuring activities undertaken to effectuate the distribution and provides for Baxalta to indemnify Baxter against any tax liabilities resulting from Baxalta’s action or inaction that causes the merger-related transactions to be taxable. For a description of the potential effect of the combination on the tax status of the separation and related transactions, see section titled “Risk Factors—Risks Related to the Combination with Baxalta Incorporated.”

Manufacturing and Supply Agreement

Baxalta entered into a manufacturing and supply agreement with Baxter prior to the separation pursuant to which Baxalta or Baxter, as the case may be, manufacture, label, and package products for the other party. Baxalta’s rights to such technology are limited by the terms of the Galaxy license agreement described herein, including with respect to the use of such technology and the physical location and ownership of any such equipment.

Galaxy License Agreement

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

Transitional Trademark License Agreement

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

Employee Matters Agreement

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

International Commercial Operations Agreement

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

Letter Agreement with Baxter and Shire

On January 11, 2016, Baxter, Shire and Baxalta entered into a letter agreement (“Letter Agreement”) in connection with the acquisition, which, among other things, addresses certain aspects of the tax matters agreement and modified certain aspects of the shareholder’s and registration rights agreement.

Under the Letter Agreement, from and after the closing of the acquisition, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses resulting from the acquisition (other than losses resulting from any disposition of Baxalta common stock by Baxter (i) that are not attributable to the acquisition and (ii) other than in the initial distribution on July 1, 2015 and certain debt-for-equity exchanges, exchange offers, contribution of Baxalta shares to Baxter’s U.S. pension fund or a dividend distribution to Baxter’s stockholders (in each case as contemplated by the Letter Agreement)).

In addition, under the Letter Agreement, Shire agreed to cooperate with Baxalta and Baxter to enable Baxalta to comply with its obligations under the shareholder’s and registration rights agreement and to use its reasonable best efforts to facilitate Baxter’s disposition of Baxalta common stock in certain SEC-registered offerings. Each of Shire and Baxalta agreed in the Letter Agreement not to hold their respective stockholder meetings to approve, and not to consummate, the acquisition before the earliest of (a) the date that Baxter completed marketing periods for two debt-for-equity exchanges and one equity exchange offer with respect to its Baxalta common stock, (b) the date on which Baxter disposed of all its Baxalta common stock, or (c) June 17, 2016 (subject to tolling or extension (generally to no later than June 25, 2016) under certain circumstances). Prior to Shire’s acquisition of Baxalta, Baxter had disposed of all remaining shares of Baxalta’s common stock retained in connection with the separation.

Responsibility

Corporate responsibility (“Responsibility”) matters to Shire's business. It is how the Company improves the lives of patients, employees, and local and global communities, as well as how the Company conducts every aspect of its business with integrity and ethics. It is a core value that has long been embedded across the Company and ensures accountability for social, economic, and environmental impacts. This commitment to Responsibility is supported by Shire’s Board of Directors, championed by the Chief Executive Officer, and driven forward by Shire’s senior leaders.

In the fall of 2016, Shire conducted a materiality assessment with external stakeholders (including patient groups, investors, suppliers and non-government organizations) and Shire senior leaders and employees to identify and prioritize Responsibility issues of greatest significance to Shire and its key stakeholders. Participants consistently expressed the high importance of patient-related issues, including: access to medicine; product quality and safety; innovation; ethical business conduct; and, transparency. Additionally, the ability to attract and develop talent ranked high in importance. The outcomes of this assessment, combined with additional benchmarking research, are informing Shire’s Responsibility strategy development, planning, and goal setting for 2017 and beyond.

Following the acquisition of Baxalta, the Company also formed a new Responsibility sponsor network. Through this global network, Shire senior leaders play a fundamental role in reviewing and directing Shire’s Responsibility strategies, activities, and policies to ensure the Company is aligned and maintains high standards. Members of the network also serve as champions for Responsibility throughout the organization and with external stakeholders. They meet as a group at least twice a year to monitor progress and more frequently in working groups. Shire’s Responsibility team facilitates the working groups, partners with sponsors, and drives communications and reporting.

Shire communicates internally on a frequent basis about Responsibility, knowing that it matters to the employees, and externally through a section on its website, via social media, and through its Annual Responsibility Review.

Employees

The Company’s employees are vital to its success. As of December 31, 2016, the Company had 23,906 employees.

Available information

The Company maintains a global internet site at www.shire.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Shire's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov in a document, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an Extensible Business Reporting Language ("XBRL") format. XBRL is an electronic coding language to create an interactive financial statement data over the internet. Any materials the Company files with the SEC can be found at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A: Risk Factors

The Company’s business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and the Company’s other filings with the SEC. Additional risks not presently known to the Company or that it currently deems immaterial may also adversely affect its business. If any of these events or circumstances occurs, the business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of the Company’s securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in the Company’s other filings or statements may be subject to the risks described below as well as other risks and uncertainties.

Risks Related to the Business

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

•
if there are unanticipated adverse events experienced with the Company’s products or those of a competitor not seen in clinical trials that impact physicians’ willingness to prescribe the Company’s products;

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

•
if patent protection or other forms of exclusivity are lost or curtailed, or if competitors are able to successfully challenge or circumvent the Company’s patents or other forms of exclusivity (see ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K for details of current litigation);

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

Increased pricing pressures and limits on patient access as a result of governmental regulations and market developments may affect the Company’s future revenues, financial condition and results of operations

The Company’s product revenues are subject to increasing pressures from governmental initiatives to regulate or influence prices and access to customers. Regulations in the U.S., the European Union and other jurisdictions mandating price controls or imposing constraints on patients’ ability to purchase Shire’s products significantly impact its business. In the U.S., the new administration has made public and social media statements regarding proposed changes to existing government initiatives, like the ACA, which has created significant uncertainty for the future of federal government policies that regulate or influence prices and access to customers. Any future changes in such laws, regulations, practices or policies may adversely affect the Company's financial condition and results of operations.

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

These pressures have also resulted in market developments, such as the consolidation of managed health care organizations and private health insurers that have increased the relative bargaining power of institutional drug purchasers and enhanced their ability to negotiate discounts and extract other concessions in exchange for purchasing Shire’s products.

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

This outsourcing risk is of particular concern with respect to third-party suppliers of key manufacturing inputs of certain of Shire’s drug products, including, but not limited to, ADVATE, ADYNOVATE, HYQVIA, ELAPRASE, FIRAZYR, REPLAGAL and GATTEX/REVESTIVE where the Company currently relies on a single active ingredient source for each. Shire also relies on limited third party sources to provide the donated plasma necessary for the manufacture of CINRYZE. In addition, although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for certain of its products, including, but not limited to, ADDERALL XR, CINRYZE, CUVITRU, FIRAZYR, LIALDA and PENTASA.

For many of those components and materials for which a sole supplier is used, the Company seeks to address potential supply disruption by, among other things, regularly evaluating such risk and, if appropriate, holding strategic inventory in the case of such potential supply disruptions.  If such efforts prove unsuccessful, it could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

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

The nature of producing plasma-based therapies may prevent Shire from timely responding to market forces and effectively managing its production capacity

The production of plasma-based therapies is a lengthy and complex process, and Shire sources its plasma both internally and externally through suppliers. Efforts to increase the collection of plasma or the production of plasma-based therapies may include the construction and regulatory approval of additional plasma collection facilities and plasma fractionation facilities. In connection with the combination with Baxalta, the Company acquired a yet to be completed state-of-the-art manufacturing facility near Covington, Georgia to support growth of its plasma-based treatments. The Company has completed construction of all buildings associated with the Covington facility and is going through a rigorous commissioning and testing process to receive licensing from the FDA and international regulatory agencies. Commercial production at the facility remains scheduled to begin in 2018. The development of such facilities involves a lengthy regulatory process and is highly capital intensive. In addition, access to and transport and use of plasma may be subject to restrictions by governmental agencies both inside and outside the United States. As a result, the Company’s ability to match its collection and production of plasma-based therapies to market demand is imprecise and may result in a failure to meet market demand for its plasma-based therapies or, alternatively, an oversupply of inventory. Failure to meet market demand for Shire’s plasma-based therapies may result in customers transitioning to available competitive products resulting in a loss of market share or customer confidence. In the event of an oversupply, Shire may be forced to lower the prices it charges for some of its plasma-based therapies, close collection and processing facilities, record asset impairment charges or take other action which could have a material adverse effect on the Company’s revenues, financial condition and results of operations.

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

•
delays may be caused by: slow enrollment in clinical studies; regulatory requirements for clinical trial drug supplies; extended length of time to achieve study endpoints; additional time requirements for data analysis or dossier preparation; time required for discussions with regulatory agencies, including regulatory agency requests for additional preclinical or clinical data; regulatory agencies due to staffing or resource limitations; analysis of or changes to study design; unexpected safety, efficacy, or manufacturing issues; shared control with collaborative partners in the planning and execution of the product development, scaling of the manufacturing process, or obtaining approval for manufacturing;

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

Success in preclinical and early clinical trials does not ensure that late stage clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Moreover, once an application is submitted, additional data may be sought by regulators or an application may be rejected. The Company has a range of programs in its product pipeline that are in registration or entering late stage clinical development, including, but not limited to SHP643 for the treatment of HAE, which is in Phase 3 clinical trials, SHP465 for the treatment of ADHD, which is currently in registration, SHP621 for the treatment of EOE, which is in Phase 3 clinical trials, and SHP647 for the treatment of IBD, which is in Phase 2. If the Company’s large-scale or late-stage clinical trials for a product are not successful, the Company will not recover its substantial investments in that product.

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

The actions of certain customers could affect the Company’s ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect the Company’s revenues, financial conditions or results of operations

A considerable portion of the Company’s product sales are made to major pharmaceutical wholesale distributors, as well as to large pharmacies, in both the U.S. and Europe. For the year ended December 31, 2016, 38% of the Company’s product sales were attributable to three customers in the United States: AmerisourceBergen Drug Corp, McKesson Corp. and Cardinal Health, Inc. In the event of financial failure of any of these customers there could be a material adverse effect on the Company’s revenues, financial condition or results of operations. The Company’s revenues, financial condition or results of operations may also be affected by fluctuations in customer buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors. A significant portion of the Company’s revenues for certain products for treatment of rare diseases are also concentrated within a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company’s revenues, financial condition or results of operations.

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

In the United States, the Company’s sales and marketing activities are monitored by a number of regulatory authorities and law enforcement agencies, including the U.S. Department of HHS, the FDA, the U.S. Department of Justice, the SEC and the DEA. These authorities and agencies and their equivalents in countries outside the United States have broad authority to investigate market participants for potential violations of laws relating to the sale, marketing and promotion of pharmaceutical products and medical devices, including the False Claims Act, the Anti-Kickback Statute, the UK Bribery Act of 2010 and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products and medical devices, and the submission of false claims for reimbursement by the federal government. Healthcare companies may also be subject to enforcement actions or prosecution for such improper conduct. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in significant defense costs, fines, penalties and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. The Company is also subject to certain ongoing investigations by governmental agencies. For further information, see ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

For example, since 2009, generic versions of ADDERALL XR have been marketed and, since 2014, generic versions of INTUNIV have been marketed in the United States. As a result, product sales of ADDERALL XR and INTUNIV declined.

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

Any unfavorable outcome in such matters could adversely impact the Company’s ability to develop or commercialize its products, adversely affect the product sales and profitability of existing products, subject the Company to significant defense costs, fines, penalties, audit findings and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. Any such outcomes could have a material adverse effect on the Company’s revenue, financial condition or results of operations. For further information see ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

The Company intends to enforce its patent rights vigorously and believes that its commercial partners, licensors and third party manufacturers intend to enforce vigorously those patent rights they have licensed to the Company. However, the Company’s patent rights, and patent rights that the Company has licensed, may not provide valid patent protection sufficiently broad to prevent any third party from developing, using or commercializing products that are similar or functionally equivalent to the Company’s products or technologies. These patent rights may be challenged, revoked, invalidated, infringed or circumvented by third parties. Laws relating to such rights may in the future also be changed or withdrawn.

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

In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. For details of current intellectual property litigation, see ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company faces intense competition for highly qualified personnel from other companies and organizations

The Company relies on recruiting and retaining highly skilled employees to meet its strategic objectives. The Company faces intense competition for highly qualified personnel and the supply of people with the requisite skills may be limited, generally or geographically. The range of skills required and the geographies in which they are required by the Company may also change over time as Shire’s business evolves. If the Company is unable to retain key personnel or attract new personnel with the requisite skills and experience, it could adversely affect the implementation of the Company’s strategic objectives and ultimately adversely impact the Company’s revenues, financial condition or results of operations. Recent acquisitions by the Company, including without limitation, the Dyax and Baxalta acquisitions, and the terminated acquisition by AbbVie, Inc. ("AbbVie") as well as internal reorganizations and transitions of our offices in Pennsylvania, the United Kingdom and other locations, may increase the Company’s difficulty in recruiting and retaining employees.

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

The Company has recently completed a number of strategic acquisitions, including Dyax in January 2016 and Baxalta in June 2016. Furthermore, the Company is currently exploring, and expects to continue to explore, opportunities for additional strategic acquisitions or combinations in the future. Proposed and completed acquisitions, as well as any future acquisitions, each entail various risks, which include but are not limited to:

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

•
a lengthy, uncertain process when pursuing a potential combination could disrupt relationships between Shire and a target company’s customers, suppliers and employees, distract Shire’s or a target company's management from operating its business, and could lead to additional and unanticipated costs;

•
a target company may be unable to retain and hire key personnel and/or maintain its relationships with customers, suppliers and other business partners pending the consummation of the proposed acquisition by Shire;

•	after the consummation of an acquisition, the Company may be unable to retain the acquired company’s key personnel, existing customers, suppliers and other business partners or attract new customers;

•	the businesses of an acquired company may be otherwise disrupted by the acquisition, including increased costs and diversion of its management’s time and resources;

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

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on Shire’s operating results and liquidity

Shire reports its financial results in U.S. dollars, but generates a substantial portion of its revenue (approximately 33% of its total revenue in 2016) outside the United States. As a result, Shire’s financial results may be adversely affected by fluctuations in foreign currency exchange rates. Shire cannot predict with any certainty changes in foreign currency exchange rates or the ability of the Company to mitigate these risks. Shire may experience additional volatility as a result of inflationary pressures and other macroeconomic factors in certain emerging market countries. Shire is also exposed to changes in interest rates, and Shire’s ability to access the money markets and capital markets could be impeded if adverse liquidity market conditions occur.

For discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which Shire attempts to mitigate such impact, see PART 2: ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk set forth in this Annual Report on Form 10-K.

The Company is subject to evolving and complex tax laws, which may result in additional liabilities that may adversely affect the Company’s financial condition or results of operations

The Company is subject to evolving and complex tax laws in the jurisdictions in which it operates, and routinely obtains advice on matters, including the tax treatment of the break fee received in connection with the terminated offer for Shire by AbbVie in 2014. Significant judgment is required in determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its accrual for tax contingencies; however, due to the complexity of tax matters, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. In addition, the Company may be affected by changes in tax laws, including tax rate changes, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions and between jurisdictions, including by the EU.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company’s reputation, the withdrawal of the product and legal action against the Company

Unanticipated side effects or unfavorable publicity from complaints concerning any of the Company’s products, or those of its competitors, could have an adverse effect on the Company’s ability to obtain or maintain regulatory approvals or successfully market its products. The testing, manufacturing, marketing and sales of pharmaceutical products and medical devices entail a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. The Company does not carry product liability insurance for its products due to the Company’s analysis of the risk, frequency and severity of a loss and the cost of insurance for the risk. Accordingly, if the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Moreover, an adverse judgment in a product liability suit could generate substantial negative publicity about the Company’s products and business and inhibit or prevent commercialization of other products.

The Company is dependent on information technology and its systems and infrastructure face certain risks, including from service disruptions, the loss of sensitive or confidential information, cyber-attacks and other security breaches or data leakages that could have a material adverse effect on the Company’s revenues, financial condition or results of operations

The Company relies to a large extent upon sophisticated information technology systems to operate its businesses. In the ordinary course of business, the Company collects, stores and transmits large amounts of confidential information (including, but not limited to, personal information and intellectual property), and it is critical that the Company does so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of the Company’s information technology and information security systems, and those of third-party vendors with whom the Company contracts (and the large amounts of confidential information that is stored on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by the Company’s employees or vendors, or from attacks by malicious third parties.

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

An inability to realize the full extent of the anticipated benefits of the combination of Shire and Baxalta, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may materially adversely affect the value of the Company’s ordinary shares and American Depository Shares ("ADSs").

Shire has incurred significant additional indebtedness in connection with the acquisition, which has decreased the Company’s business flexibility and increased its interest expense. All of the Company’s debt obligations have priority over the Company’s ordinary shares and ADSs with respect to payment in the event of a liquidation, dissolution or winding up

As of December 31, 2016, Shire had gross debt of approximately $23 billion comprising $12.1 billion of Senior Notes issued in September 2016, $5 billion of Baxalta Notes acquired with the acquisition of Baxalta, $5 billion outstanding borrowing under the term loan facility, $450 million outstanding borrowing under the $2.1 billion Revolving Credit Facility and certain capital lease and other debt obligations.

The Company’s aggregate indebtedness could have the effect, among other things, of reducing the Company’s flexibility to respond to changing business and economic conditions. The Company is required to abide by certain covenants within the various financing arrangements, which if not adhered to, would require immediate repayment of the indebtedness.

Moreover, the Company may be required to raise additional financing. The Company’s ability to arrange additional financing and the costs of that financing will depend on, among other factors, the Company’s financial position and performance, as well as prevailing market conditions and other factors beyond Shire’s control.

In any liquidation, dissolution or winding up of Shire, the Company’s ordinary shares and ADSs would rank below all debt claims against Shire or any of its subsidiaries. As a result, holders of the Company’s ordinary shares and ADSs will not be entitled to receive any payment or other distribution of assets upon any liquidation or dissolution until after Shire’s obligations to its debt holders, which rank senior to the Company’s ordinary shares and ADSs, have been satisfied.

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

Baxalta only operated as an independent company from July 1, 2015 until the consummation of its merger with Shire on June 3, 2016, and Baxalta’s historical financial information is not necessarily representative of the results that Baxalta would have achieved as a separate, publicly traded company, and may not be a reliable indicator of future results of Baxalta. Moreover, any pro forma financial information published by the Company is not necessarily representative of the results that the Company would have achieved, and may not be a reliable indicator of future results.

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

Baxter may not satisfy its obligations under various transaction agreements that have been executed as part of the separation or Shire may fail to have necessary systems and services in place when certain of the transaction agreements expire

In connection with Baxalta’s separation from Baxter, the parties entered into various agreements, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, license agreements and commercial agreements. The separation and distribution agreement, the tax matters agreement and employee matters agreement determined the allocation of assets and liabilities between the companies following the separation for those respective areas and provide for indemnifications related to liabilities and obligations. The transition services agreement sets forth certain services to be performed by each company for the benefit of the other for a period of time after the separation. Baxalta and now Shire will rely on Baxter to satisfy its performance and payment obligations under these agreements. If Baxter does not satisfy its obligations under these agreements, including its indemnification obligations, Shire may not be able to meet its financial reporting requirements and/or could incur operational difficulties or losses as they relate to Baxalta’s businesses. If Shire is unable to successfully integrate the Baxalta businesses into Shire’s systems and services, or if Shire does not have agreements with other providers of these services once certain transaction agreements expire, Shire may not be able to operate the Baxalta businesses effectively and Shire’s profitability may decline.

The acquisition of Baxalta could result in significant liability to the Company if the combination causes the spin-off of Baxalta from Baxter or a Later Distribution, as defined below, to be taxable

In connection with the signing of the merger agreement, Baxter, Shire and Baxalta entered into the Letter Agreement, which, among other things, supplements certain aspects of the tax matters agreement referenced above. Under the Letter Agreement, from and after the closing of the merger, Baxalta agreed to indemnify, and the Company agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to, or resulting from, in whole or in part, the merger. If the contribution of property by Baxter in one or more transfers to Baxalta in exchange for shares of Baxalta common stock, cash, and the assumption of certain liabilities, together with the distribution by Baxter on July 1, 2015 of approximately 80.5% of the shares of Baxalta common stock to shareholders of Baxter (the “spin-off”), Baxter’s distribution of cash received from Baxalta to its creditors and/or a Later Distribution, collectively, the “Baxter Transactions”, are determined to be taxable as a result, in whole or in part, of the merger (for example, if the merger is deemed to be part of a plan, or series of related transactions, that includes the Baxter Transactions), Baxter and its shareholders could incur significant tax liabilities. Under the tax matters agreement, and the Letter Agreement, Baxalta and the Company may be required to indemnify Baxter for any such tax liabilities. Baxter’s waiver of the provisions under the tax matters agreement restricting Baxalta’s ability to enter into and consummate the merger will not relieve Baxalta or the Company of its obligation to indemnify Baxter if the merger causes any of the Baxter Transactions to be taxable.

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

In this Annual Report on Form 10-K, references to the “Later Distributions” includes the following transactions that were undertaken by Baxter prior to the closing of the merger: (i) two debt-for-equity exchanges (and related underwritten offerings) with respect to Baxalta shares, (ii) an offer to exchange Baxter shares for Baxalta shares, and (iii) a contribution of Baxalta shares to Baxter’s U.S. pension fund, which, in each case, were undertaken prior to the earlier of any Baxalta or Company stockholder vote with respect to the merger and that were intended to be part of a plan that includes the spin-off.

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

If the Baxter Transactions are determined to be taxable, Baxter and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement which were assumed by Shire following the merger, the Company may be required to indemnify Baxter for any liabilities incurred by Baxter if the liabilities are caused by any action or inaction undertaken by Baxalta following the separation (including as a result of the merger). For additional detail, see Item 1A under the caption entitled “The combination could result in significant liability to the Company if the combination causes the spin-off of Baxalta from Baxter or a Later Distribution, as defined below, to be taxable” and

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Baxter set forth in this Annual Report on Form 10-K.

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

On April 4, 2016, the U.S. Department of Treasury issued new regulations applicable to acquisitions of U.S. companies by non-U.S. companies. These regulations, among other things, change the manner in which thresholds contained within the so-called “anti-inversion” rules that govern how the combined company will be taxed are calculated. These calculations are affected by the merger and could impact any future acquisitions of U.S. companies funded in whole or in part by Shire securities. These calculations are complicated and depend on several factors. Moreover, the U.S. Department of Treasury also introduced proposed “earnings stripping” regulations as revised on October 13, 2016 that may, among other things, cause certain related-party debt instruments issued by a U.S. corporation to be treated as equity, resulting in the loss of deductible interest payments for U.S. federal income tax purposes.

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following are the principal premises of the Company, as of December 31, 2016:

Location	Use	Approximate square footage	Owned or leased
Vienna, Austria	Manufacturing and laboratory facility	1,521,000	Owned
Lexington, Massachusetts, U.S.	Office accommodation, laboratories and manufacturing, warehousing and distribution facility	1,335,000	Owned and Leased
Covington, Georgia, U.S.	Manufacturing facility	1,200,000	Owned
Orth, Austria	Manufacturing and laboratory facility	654,000	Owned
Los Angeles, California, U.S.	Manufacturing facility	448,000	Owned
Thousand Oaks, California, U.S.	Office accommodation, warehousing and manufacturing facility	280,000	Owned
Cambridge, Massachusetts, U.S.	Office accommodation, manufacturing and warehousing facilities	275,000	Leased
Krems, Austria	Office accommodation, manufacturing and warehousing facilities	264,000	Owned
Bannockburn, Illinois, U.S.	Office accommodation	260,000	Leased
Rieti, Italy	Manufacturing facility	215,000	Owned
Lessines, Belgium	Manufacturing facility	202,000	Leased
Exton, Pennsylvania, U.S.	Office accommodation	151,000	Leased
Woodlands, Singapore	Manufacturing facility	150,000	Leased
Basingstoke, UK	Office accommodation	127,000	Owned
Neuchatel, Switzerland	Manufacturing facility	110,000	Owned
Dublin, Ireland	Office accommodation	109,000	Leased
Milford, Massachusetts, U.S.	Manufacturing facility	99,000	Owned
Florence, Kentucky, U.S.	Warehousing and distribution facility	96,000	Leased
North Reading, Massachusetts, U.S.	Warehousing facility	92,000	Leased
Eysins (Nyon), Switzerland	Office accommodation	87,000	Leased
Zug, Switzerland	Office accommodation	70,000	Leased
Burlington, Massachusetts, U.S.	Office accommodation and laboratory facility	65,000	Leased
Hayward, California, U.S.	Manufacturing facility	53,000	Leased
London, UK	Office accommodation	27,000	Leased

The Company owns or leases premises in a number of other locations around the world.

On December 6, 2016, Shire received formal planning permission for its new state-of-the-art biologics manufacturing facility in Piercetown, County Meath, Ireland.

On November 22, 2016, Shire announced that it will expand its operations in Cambridge, Massachusetts, establishing a rare disease innovation hub and increasing its footprint in the heart of Kendall Square. Shire anticipates occupancy in the first quarter of 2019.

In October 2016, Shire decided to divest the facility in Krems, Austria. The Company is currently evaluating its divestment options.

ITEM 3: Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

	High £ per ordinary share	Low £ per ordinary share
Year ended December 31, 2016
1st Quarter	45.30	34.80
2nd Quarter	46.41	39.56
3rd Quarter	53.15	46.72
4th Quarter	53.23	43.15

Year ended December 31, 2015
1st Quarter	56.85	44.87
2nd Quarter	56.80	50.95
3rd Quarter	57.30	44.31
4th Quarter	50.30	40.89

The total number of record holders of ordinary shares of Shire on February 10, 2017 was 4,594. Since certain of the ordinary shares are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 10, 2017, the proportion of ordinary shares represented by ADRs was 26.48% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year ended December 31, 2016
1st Quarter	199.35	150.40
2nd Quarter	192.14	164.64
3rd Quarter	206.56	185.20
4th Quarter	197.70	163.77

Year ended December 31, 2015
1st Quarter	253.64	205.66
2nd Quarter	260.15	226.90
3rd Quarter	268.08	197.88
4th Quarter	231.08	188.55

The number of record holders of ADSs on February 10, 2017 was 23,133. Since certain of the ADSs are held by broker nominees, the number of record holders may not be representative of the number of beneficial owners.

Dividend policy

A first interim dividend for the six months to June 30, 2016 of $0.05 (£0.04) per ordinary share, equivalent to $0.14 per ADS, was paid in October 2016. The Board has resolved to pay a second interim dividend of $0.26 (£0.21) per ordinary share equivalent to $0.77 per ADS for the six months ended December 31, 2016.

A first interim dividend for the six months to June 30, 2015 of $0.04 (£0.03) per ordinary share, equivalent to $0.13 per ADS, was paid in October 2015. A second interim dividend for the six months to December 31, 2015 of $0.22 (£0.15) per ordinary share equivalent to $0.66 per ADS was paid in April 2016.

This is consistent with Shire’s stated policy of paying a dividend semi-annually, set in U.S. cents per ordinary share. Typically, the first interim payment each year will be higher than the previous year’s first interim dividend. Dividend growth for the full year will be reviewed by the Board when the second interim dividend is determined. However, there is no guarantee that dividends will be declared for any periods.

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

For dividends paid by Shire Biopharmaceuticals Holdings ("Old Shire") on the income access share to the Trustee, the ability of Old Shire to pay dividends is determined under English law. As a matter of English law, Old Shire can only pay dividends out of its distributable profits, which are the accumulated realized profits of Old Shire and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital.

Income Access Share Arrangements

Pursuant to the Scheme of Arrangement (the “Scheme”) that became effective on May 23, 2008 Shire plc became the holding company of the former holding company of the Shire group, Old Shire. As a result of the Scheme, Shire has put in place income access arrangements which enable Shire ordinary shareholders, other than Shire ADS holders, to choose whether they receive their dividends from Shire plc, a company tax resident in the Republic of Ireland, or from Old Shire, a Shire group company tax resident in the UK.

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

During the year ended December 31, 2016, Old Shire paid dividends totaling $150.6 million (2015: $127.7 million; 2014: $112.8 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

Equity Compensation Plan Information

Equity compensation plan information is incorporated herein by reference to ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters in this Annual Report on Form 10-K.

ITEM 6: Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 were derived from the audited Consolidated Financial Statements of the Company, included herein.

The selected consolidated financial data presented below as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 were derived from the audited Consolidated Financial Statements of the Company, which are not included herein. The selected financial data related to the Statements of Operations for the years ended December 31, 2013 and 2012 has been represented to reflect the reclassification of the Amortization of acquired intangible assets as a separate line item from Other operating expenses.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

	For the years ended December 31,
(In millions)	2016	2015	2014	2013	2012
Statements of Operations:
Total revenues	$11,396.6	$6,416.7	$6,022.1	$4,934.3	$4,527.4
Amortization of acquired intangible assets	(1,173.4)	(498.7)	(243.8)	(152.0)	(153.6)
Other operating expenses	(9,260.3)	(4,498.5)	(4,080.3)	(3,048.8)	(3,328.6)
Operating income from continuing operations	962.9	1,419.5	1,698.0	1,733.5	1,045.2
Other (expenses)/income, net	(476.8)	(33.7)	2.8	(39.9)	(37.4)
Receipt of break fee	—	—	1,635.4	—	—
Income from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	486.1	1,385.8	3,336.2	1,693.6	1,007.8
Income tax benefit/(expense)	126.1	(46.1)	(56.1)	(277.9)	(203.1)
Equity in (losses)/earnings of equity method investees, net of taxes	(8.7)	(2.2)	2.7	3.9	1.0
Income from continuing operations, net of tax	603.5	1,337.5	3,282.8	1,419.6	805.7
(Loss)/gain from discontinued operations, net of tax	(276.1)	(34.1)	122.7	(754.5)	(60.3)
Net income	$327.4	$1,303.4	$3,405.5	$665.1	$745.4
Earnings per share - basic
Income from continuing operations	0.78	$2.27	$5.60	$2.57	$1.45
(Loss)/gain from discontinued operations	(0.35)	(0.06)	0.21	(1.37)	(0.11)
Earnings per ordinary share - basic	$0.43	$2.21	$5.81	$1.20	$1.34
Earnings per share - diluted
Income from continuing operations	0.77	$2.26	$5.55	$2.45	$1.41
(Loss)/gain from discontinued operations	(0.35)	(0.06)	0.21	(1.28)	(0.10)
Earnings per ordinary share - diluted	$0.42	$2.20	$5.76	$1.17	$1.31

Weighted average number of shares:
(In millions)	2016	2015	2014	2013	2012
Basic	770.1	590.4	586.7	552.0	555.4
Diluted	776.2	593.1	591.3	590.3	593.5
Cash dividends declared and paid per ordinary share	$0.27	$0.23	$0.21	$0.18	$0.15

(In millions)	For the years ended December 31,
Balance sheets:	2016	2015	2014	2013	2012
Total current assets	$7,539.5	$2,255.5	$5,183.1	$4,288.3	$3,212.1
Total assets	67,035.4	16,609.8	13,632.1	8,323.0	7,317.2
Total current liabilities	7,743.3	3,706.1	3,021.9	1,807.9	1,645.6
Long term obligations	22,021.4	868.7	736.7	588.5	1,341.6
Total liabilities	38,087.4	6,780.7	4,969.2	2,957.0	3,508.0
Total equity	28,948.0	9,829.1	8,662.9	5,366.0	3,809.2

The following significant items are included within other operating expenses:

•
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $123.7 million, $nil, $12.5 million, $nil, and $23.0 million in the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

•	Amortization of inventory fair value step-up of $1,118.0 million, $31.1 million, $91.1 million, $nil and $nil in the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

•	Impairment loss of $8.9 million in respect of certain IPR&D intangible assets in the year ended December 31, 2016.

•	Impairment loss of $643.7 million in respect of SHP625 and SHP608 in-process research and development (“IPR&D”) intangible assets in the year ended December 31, 2015.

•	Impairment loss of $190.3 million in respect of certain IPR&D intangible assets in the year ended December 31, 2014.

•
Impairment loss of $7.1 million related to the goodwill allocated to the Company’s former Regenerative Medicine (“RM”) reporting unit and Impairment loss of $19.9 million in respect of RESOLOR IPR&D assets for the year ended December 31, 2013.

•	Impairment loss of $197.9 million in respect of RESOLOR intangible assets (finite lived intangible assets ($126.7 million) and IPR&D assets ($71.2 million)) for the year ended December 31, 2012.

•
Reorganization costs, relating to employee involuntary termination benefits and other reorganization costs, of $121.4 million, $97.9 million, $180.9 million, $88.2 million and $nil, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

•	For the year ended December 31, 2016, Shire recorded integration and acquisition costs of $883.9 million mainly related to Baxalta and Dyax integration activities.

•
Integration and acquisition costs include $39.8 million relating to the combination with NPS Pharma, Viropharma, Dyax and $189.7 million relating to the combination with Baxalta, offset by a net credit relating to the change in the fair value of contingent consideration liabilities ($149.9 million) for the year ended December 31, 2015.

•	Integration and acquisition costs of $158.8 million, primarily related to the ViroPharma change in fair values of contingent consideration liabilities, for the year ended December 31, 2014.

•	The net credit to Integration and acquisition costs for the year ended December 31, 2013 of $134.1 million, primarily related to a reduction in the fair value of contingent consideration liabilities.
On October 21, 2014, Shire received a break fee from AbbVie pursuant to the termination terms in the cooperation agreement. The payment of approximately $1,635.4 million was received in cash.

Long term deferred tax liabilities are not included in the long term obligations balance.

Long term obligations includes $12,039.2 million, net of deferred financing costs and discounts of SAIIDAC Notes issued in September 2016 and $5,063.6 million, net of deferred financing costs and discounts of Baxalta Notes.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in ITEM 15: Exhibits and Financial Statement Schedules set forth in this Annual Report on Form 10-K.

Overview

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development, focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, partners, investors and employees.

The Company’s purpose is to enable people with life altering conditions to lead better lives. The Company will execute on its purpose through its strategy and business model. For further details of Shire’s strategy and business model, refer to ITEM 1: Business of this Annual Report on this Form 10-K.

Through deep understanding of patients’ needs, the Company is able to:

•	serve patients with high unmet needs in select, commercially attractive specialty therapeutic areas;

•	drive optimum performance of its marketed products - to serve patients today; and

•	build its pipeline of innovative specialist treatments through both R&D and Corporate Development activities to enable the Company to serve patients in the future.

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

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties:

•	95.5% (2015: 95.0%) of total revenues are derived from Product sales; and

•	4.5% (2015: 5.0%) of total revenues are derived from royalties.

The markets in which the Company conducts its business are intensely competitive and highly regulated.

The health-care industry is also experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•
increased discounts, which reduce revenue, due to the population of “baby boomers” covered under Medicare, specifically those beneficiaries receiving drug cost offset through the Medicare Part D Coverage Gap (the “Donut Hole”);

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

Shire’s strategy has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Shire’s current portfolio of approved products spans seven key therapeutic areas: Hematology, Genetic Diseases (HAE/LSD), Neuroscience, Immunology, Internal Medicine, Oncology and Ophthalmology. In addition, Shire has a number of marketed products for other TAs from which it generates Product sales or royalties. In 2016, the contribution of each TA to overall Product sales was as follows:

(In millions, except %)	Product sales	Percentage
Hematology	$2,240.8	20.6%
Genetic Disease	2,698.0	24.8%
Neuroscience	2,490.5	22.9%
Immunology	1,516.1	13.9%
Internal Medicine	1,755.5	16.1%
Oncology	130.5	1.2%
Ophthalmology	54.4	0.5%
	$10,885.8	100.0%

Shire has grown in part through acquisition which has brought therapeutic, geographic and pipeline growth and diversification.

The acquisition of Baxalta in 2016 added the Hematology, Immunology and Oncology franchises and enabled Shire to become the global leader in rare diseases and highly specialized conditions.

The acquisition of Dyax in January 2016, with their lead pipeline product, SHP643, and marketed product KALBITOR, expanded and extended Shire’s industry-leading HAE portfolio (FIRAZYR and CINRYZE).

In July 2016, Shire licensed the global rights to all indications for SHP647 from Pfizer Inc. SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease.

In 2015, Shire acquired NPS Pharma, Meritage Pharma and Foresight.

The acquisition of NPS Pharma added global rights to an innovative product portfolio with multiple growth catalysts, including GATTEX/REVESTIVE and NATPARA. The acquisition of Meritage Pharma provided global rights to SHP621, a Phase 3 ready asset for the treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease. This builds upon the Company’s rare disease and GI commercial infrastructure and expertise. With the acquisition of Foresight Shire acquired the global rights to SHP640 (topical ophthalmic drops combining 0.6% povidone iodine (PVP-I) and 0.1% dexamethasone), a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. This acquisition has a clear strategic fit with XIIDRA, which is approved in the U.S. for the treatment of the signs and symptoms of dry eye disease, and further demonstrates Shire’s commitment to building a leadership position in ophthalmics.

In 2016, Shire derived 32% (2015: 27%) of Product sales from outside of the U.S. Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	continued launch of INTUNIV, REVESTIVE and ONIVYDE across Europe;

•	review of MAAs for NATPAR and ADYNOVI in the EU;

•	review of NDA for SHP465 in U.S.;

•	submission of CALPEG NDA for ALL in U.S.;

•	submission of VONVENDI MAA in Europe;

•	headline data from registration studies for SHP643; and

•	geographic expansion of XIIDRA with submissions in other key markets.

R&D

Shire's R&D efforts are focused on six therapeutic areas: Neuroscience, Ophthalmology, Hematology, Oncology, Immunology, GI/Metabolic/Endocrinology Diseases. Shire concentrates its resources on obtaining regulatory approval for later stage pipeline products within these therapeutic areas and focuses its early stage research activities in rare diseases.

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last three years. In this time, several products have received regulatory approval including: in the U.S., XIIDRA and CUVITRU in 2016, VONVENDI, ADYNOVATE, NATPARA and VYVANSE for BED in 2015, HYQVIA and OBIZUR in 2014; in the EU, ONIVYDE and CUVITRU in 2016, ELVANSE/TYVENSE for adults, INTUNIV for children and adolescents and OBIZUR in 2015.

Shire’s management reviews direct costs for all R&D projects by development phase.

Shire’s R&D costs in 2016 and 2015 include expense on programs in all stages of development. The following table provides an analysis of the Company’s direct R&D spend categorized by development stage, based upon the development stage of each program as of December 31, 2016 and 2015:

	As of December 31,
(In millions)	2016	2015
Early stage programs	$325.7	$177.2
Late stage programs	291.1	225.5
Currently marketed products	238.1	178.5
Total	$854.9	$581.2

Early stage programs also include pre-clinical and research programs. In addition to the above, the Company recorded R&D employee costs of $431.9 million in 2016 (2015: $302.9 million) and other indirect R&D costs of $153.0 million (2015: $679.9 million), comprising mainly depreciation and milestone expense (2015 comprising mainly depreciation and impairment charges).

For a discussion of the Company’s current development projects see ITEM 1: Business.

Patents and Market Exclusivity

The loss or expiration of patent protection or regulatory exclusivity with respect to any of the Company’s major products could have a material adverse effect on the Company’s revenues, financial condition and results of operations, as generic or biosimilar products may enter the market. Companies selling generic products often do not need to complete extensive clinical studies when they seek registration of a generic or biosimilar product and accordingly, are generally able to sell a generic version of the Company’s products at a much lower price.

As expected, in 2009 Teva and Impax commenced commercial shipments of their authorized generic versions of ADDERALL XR, which led to lower sales of branded ADDERALL XR compared to the periods prior to the authorized generic launches.

In 2014 and 2015, generic versions of the Company’s INTUNIV product was launched, which led to lower sales of Shire’s INTUNIV product compared to the period before loss of exclusivity.

Shire is engaged in various legal proceedings with generic manufacturers with respect to its VYVANSE and LIALDA patents. For information regarding current patent litigation, see Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Corporate Development

Shire focuses its corporate development activity on the acquisition and in-licensing of businesses, products or compounds which offer a strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders.

Recent mergers and acquisitions

2016:

•
On January 22, 2016, Shire completed the acquisition of Dyax which expanded and extended Shire’s industry-leading HAE portfolio by adding the currently approved product, KALBITOR for the treatment of sudden attacks of HAE in people 12 years of age and older and SHP643, a Phase 3 program for the treatment of HAE.

•
On June 3, 2016, Shire acquired all of the outstanding common stock of Baxalta. Baxalta was a global biopharmaceutical company, focused on developing, manufacturing and commercializing therapies for orphan diseases and underserved conditions in hematology, oncology and immunology. Baxalta added a number of commercially approved products and enhanced Shire's existing pipeline with a number of drug candidates in different therapeutic areas under different phases of development. For further details, see "Currently Marketed products" and "Products under development" sections in ITEM 1 of this Annual Report on Form 10-K.

2015:

•
On February 21, 2015, Shire acquired NPS Pharma, which added global rights to an innovative product portfolio with multiple growth catalysts, including GATTEX/REVESTIVE for the treatment of adults with SBS, a rare GI condition; and NATPARA/NATPAR, the only bioengineered parathyroid hormone therapy for use in the treatment of HPT, a rare endocrine disease.

•
On February 18, 2015, Shire acquired Meritage Pharma, which provided the Company with worldwide rights to SHP621 for the potential treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease.

•
On July 30, 2015, Shire acquired Foresight, which added global rights to SHP640, a Phase 3 ready therapy for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye.

Results of operations for the years ended December 31, 2016 and 2015

Financial highlights for the year ended December 31, 2016 are as follows:

Revenues

•
Product sales increased by 78% to $10,886 million (2015: $6,100 million). This increase was primarily due to including $3,887 million of Baxalta product sales following the acquisition, and double digit growth of existing franchises, with Genetic Diseases up 12%, Neuroscience up 13% and Internal Medicine up 17%. In addition, the Company launched XIIDRA in August 2016 and the Ophthalmology franchise contributed sales of $54 million.

•
Royalties and other revenues increased by 61% to $511 million, as the second half of 2016 benefited from additional revenue following the acquisition of Baxalta, primarily related to contract manufacturing activities.

Operating results

•
Operating income decreased by 32% to $963 million (2015: $1,420 million), primarily due to the impact of the acquisition of Baxalta, including higher amortization of inventory fair value adjustments and acquired intangible assets, combined with higher integration and acquisition costs, partially offset by lower impairment charges related to R&D programs.

Earnings per share ("EPS")

•
Diluted earnings per ADS decreased by 81% to $1.27 (2015: $6.59). This decrease was primarily due to lower operating income resulting from the impact of the acquisition of Baxalta and higher integration and acquisition costs, combined with the impact of additional shares issued as consideration for the Baxalta transaction.

Cash flows

•
Net cash provided by operating activities increased by 14% to $2,659 million (2015: $2,337 million), primarily due to increased cash receipts from higher sales, partially offset by higher tax and interest payments, costs related to the Baxalta integration and a payment associated with the termination of a biosimilar collaboration assumed from the acquisition of Baxalta.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	For the years ended December 31,
(In millions, except %)	2016	2015	Change %
Product sales	$10,885.8	$6,099.9	78%
Royalties and other revenues	510.8	316.8	61%
Total	$11,396.6	$6,416.7	78%

Product sales

	For the years ended December 31,		Product sales growth
(In millions, except %)	2016	2015	%
Product sales:
HEMOPHILIA	$1,789.0	$—	N/A
INHIBITOR THERAPIES	451.8	—	N/A
Hematology total	2,240.8	—	N/A
CINRYZE	680.2	617.7	10.1%
ELAPRASE	589.0	552.6	6.6%
FIRAZYR	578.5	445.0	30.0%
REPLAGAL	452.4	441.2	2.5%
VPRIV	345.7	342.4	1.0%
KALBITOR	52.2	—	N/A
Genetic Diseases total	2,698.0	2,398.9	12.5%
VYVANSE	2,013.9	1,722.2	16.9%
ADDERALL XR	363.8	362.8	0.3%
Other Neuroscience	112.8	115.4	(2.3)%
Neuroscience total	2,490.5	2,200.4	13.2%
IMMUNOGLOBULIN THERAPIES	1,143.9	—	N/A
BIO THERAPEUTICS	372.2	—	N/A
Immunology total	1,516.1	—	N/A
LIALDA/MEZAVANT	792.1	684.4	15.7%
PENTASA	309.4	305.8	1.2%
GATTEX/REVESTIVE	219.4	141.7	54.8%
NATPARA	85.3	24.4	249.6%
Other Internal Medicine	349.3	344.3	1.5%
Internal Medicine total	1,755.5	1,500.6	17.0%
Oncology total	130.5	—	N/A
Ophthalmology Total	54.4	—	N/A
Total Product sales	$10,885.8	$6,099.9	78.5%

Hematology

Hematology, acquired with Baxalta in June 2016, includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX) and inhibitor therapies. Product sales of the franchise for the year ended December 31, 2016 were $2,241 million.

Genetic Diseases

Genetic Diseases product sales for the year ended December 31, 2016 increased to $2,698 million or 12% from $2,399 million in 2015, primarily driven by increased demand for HAE therapies.

FIRAZYR product sales for the year ended December 31, 2016 increased to $579 million or 30% from $445 million in 2015, primarily due to an increase in the number of patients on therapy in both the U.S. and international markets. CINRYZE product sales for the year ended December 31, 2016 increased to $680 million or 10% from $618 million in 2015, as an increase in the number of patients on therapy was partially offset by reduced utilization as a result of a U.S. supply constraint during the second half of the year. Shire continues to execute on plans to increase CINRYZE production to meet both short-term and long-term patient demand.

Neuroscience

Neuroscience product sales for the year ended December 31, 2016 increased to $2,490 million or 13% from $2,200 million in 2015, with growth primarily driven by VYVANSE.

VYVANSE product sales for the year ended December 31, 2016 increased to $2,014 million or 17% from $1,722 million in 2015, due to prescription growth in the U.S. adult market, which includes ADHD and BED, and the benefit of price increases(1) taken since 2015 and growth in the Company's international markets.

Information about litigations related to VYVANSE can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

(1) The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesale customers.

Immunology

Immunology, acquired with Baxalta in June 2016, reported product sales of $1,516 million. Immunology includes antibody-replacement immunoglobulin and bio therapeutics therapies.

Internal Medicine

Internal Medicine product sales for the year ended December 31, 2016 increased to $1,756 million or 17% from $1,501 million in 2015, primarily driven by sales growth from LIALDA/MEZAVANT, GATTEX/REVESTIVE and NATPARA.

LIALDA/MEZAVANT product sales increased to $792 million or 16% for the year ended December 31, 2016 from $684 million in 2015, primarily due to an increase in prescription demand, resulting in a U.S. market share of 40% at the end of 2016 (compared to 36% in 2015).

Information about litigations related to LIALDA can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

GATTEX/REVESTIVE and NATPARA product sales increased to $219 million or 55% and $85 million or 250%, respectively, for 2016, compared to product sales in 2015 primarily due to an increase in the numbers of patients on therapy.

Oncology

Oncology, acquired with Baxalta in June 2016, reported product sales of $131 million. Oncology includes sales of ONCASPAR and ONIVYDE. ONIVYDE was approved in the EU on October 18, 2016.

Ophthalmology

Ophthalmology product sales relate to XIIDRA, which was made available to patients on August 29, 2016. XIIDRA product sales were $54 million for the year ended December 31, 2016.

Royalties and other revenues

	For the years ended December 31,
(In millions, except %)	2016	2015	Change %
SENSIPAR royalties	$151.5	$114.5	32%
3TC and ZEFFIX royalties	58.9	49.1	20%
FOSRENOL royalties	48.2	46.1	5%
ADDERALL XR royalties	32.3	26.0	24%
Other royalties and revenues	219.9	81.1	171%
Total	$510.8	$316.8	61%

Royalties and other revenues increased to $511 million or 61% for the year ended December 31, 2016 from $317 million in 2015, primarily due to $99 million of contract manufacturing revenue from the acquisition of Baxalta.

Cost of product sales

Cost of product sales increased by $2,848 million to $3,817 million for the year ended December 31, 2016 (35% of Product sales) from $969 million in 2015 (16% of Product sales) primarily due to the impact of higher amortization of inventory fair value adjustments in 2016 following the acquisitions of Baxalta and Dyax and, to a lesser extent, the impact of lower margin product franchises acquired with Baxalta. Cost of product sales included $1,118 million and $31 million of amortization of inventory fair value adjustments in 2016 and 2015, respectively.

For the year ended December 31, 2016, Cost of product sales included additional depreciation totaling $161 million (2015: $46 million), primarily due to the acquisition of Baxalta.

R&D

R&D expense decreased by $124 million, or 8%, to $1,440 million for the year ended December 31, 2016 (13% of Product sales) from $1,564 million in 2015 (26% of Product sales), as lower IPR&D impairment charges in 2016 more than offset the increase in costs related to Baxalta and Dyax and costs related to licensing SHP647. R&D expense in 2015 included impairment charges of $467 million related to the SHP625 IPR&D intangible asset, due to a lower probability of regulatory approval following trial results and revised commercial potential, and $177 million related to the SHP608 IPR&D intangible asset, following preclinical toxicity findings. No significant impairment charges occurred in 2016.

R&D expense for the year ended December 31, 2016 included depreciation of $34 million (2015: $22 million).

SG&A

SG&A expense increased by $1,173 million, or 64%, to $3,015 million for the year ended December 31, 2016 (28% of Product sales) from $1,843 million in 2015 (30% of Product sales), primarily due to the inclusion of Baxalta related costs and XIIDRA launch and promotional costs.

For the year ended December 31, 2016, SG&A expense included depreciation of $98 million (2015: $71 million).

Amortization of acquired intangible assets

For the year ended December 31, 2016, Shire recorded Amortization of acquired intangible assets of $1,173 million compared to $499 million in 2015. The increase of $674 million was primarily related to amortization on the intangible assets acquired with the Baxalta and Dyax transactions.

Integration and acquisition costs

For the year ended December 31, 2016, Shire recorded integration and acquisition costs of $884 million, primarily related to the Baxalta and Dyax transactions, which included severance and employee termination benefits.

In 2015, Shire recorded net integration and acquisition costs of $40 million, representing acquisition and integration costs of $190 million, primarily related to NPS, ViroPharma, Baxalta and Dyax. These costs were offset by a net credit of $150 million from the change in fair value of contingent consideration, primarily relating to SHP625 and SHP608.

Reorganization costs

For the year ended December 31, 2016, Shire recorded reorganization costs of $121 million primarily related to the planned closure of a facility at the Los Angeles manufacturing site acquired with Baxalta in June 2016.

Reorganization costs of $98 million for the year ended December 31, 2015, primarily related to the relocation of roles from Pennsylvania to Massachusetts.

Interest Expense

Other expense, net increased by $443 million to $477 million for the year ended December 31, 2016 from $34 million in 2015, primarily due to higher interest expense and amortization of one-time borrowing costs, including the write off of certain financing costs related to the bridge facility for the Baxalta transaction. During the third quarter of 2016, the bridge facility was fully repaid with the proceeds from the $12.1 billion public debt offering.

Taxation

The effective tax rate on income from continuing operations for the year ended December 31, 2016 was a benefit of 26% (2015: charge of 3%). The effective tax rate on income from continuing operations in 2016 was lower primarily due to the combined impact of the relative quantum of the profit before tax for the period by jurisdiction and the reversal of deferred tax liabilities (including in higher tax territories) from the Baxalta acquisition, inventory and intangible asset amortization, as well as acquisition and integration costs.

Discontinued operations

The loss from discontinued operations for the year ended December 31, 2016 was $276 million, net of tax benefit of $99 million, primarily related to legal contingencies established in the second quarter of 2016, related to the divested DERMAGRAFT business. The loss from discontinued operations for the year ended December 31, 2015 was $34 million, net of tax, primarily related to a change in estimate for abandoned facilities charges.

Results of operations for the years to December 31, 2015 and 2014

Financial highlights for the year ended December 31, 2015 are as follows:

•
Product sales increased with growth driven by VYVANSE (increased 19% to $1,722 million), CINRYZE (increased 23% to $618 million), LIALDA/MEZAVANT (increased 8% to $684 million) and FIRAZYR (increased 22% to $445 million). GATTEX/REVESTIVE and NATPARA acquired with NPS Pharma contributed 3 percentage points, or $166 million.

•
Product sales growth in 2015 was negatively impacted by 4 percentage points due to change in foreign exchange rates from a strengthening U.S. dollar, primarily affecting sales of ELAPRASE, REPLAGAL and VPRIV.

•
Total Product sales increased 5% in 2015 to $6,100 million (2014: $5,830 million). Total product sales were impacted by significantly lower INTUNIV sales (decreased 80% to $65 million) following the introduction of generic competition in December 2014.

•
Total revenues increased by 7% to $6,417 million (2014: $6,022 million), due to Product sales growth and higher Royalties and other revenues (increased 65%), primarily $115 million of SENSIPAR royalties acquired with NPS Pharma.

•
Operating income in 2015 decreased 16% to $1,420 million (2014: $1,698 million), as higher total revenues in 2015 were offset by higher operating costs as the Company advanced the pipeline, invested behind current and anticipated product launches and included NPS Pharma operating costs for the first time. Operating income in 2015 was impacted by higher IPR&D impairment charges ($644 million in 2015 relating to SHP625 and SHP608), and higher intangible asset amortization charges following the acquisition of NPS Pharma, which were in part offset by a net credit from changes in the fair value of contingent consideration liabilities of $150 million.

•
Diluted earnings per ordinary share from continuing operations decreased 62% to $2.20 (2014: $5.76) as 2014 benefited from the $1,635 million break fee received following AbbVie’s terminated offer for Shire.

Total revenues

The following table provides an analysis of the Company’s total revenues by source:

	For the years ended December 31,
(In millions, except %)	2015	2014	Change %
Product sales	$6,099.9	$5,830.4	5%
Royalties and other revenues	316.8	191.7	65%
Total	$6,416.7	$6,022.1	7%

Product sales

(In millions, except %)	For the years ended December 31,		Product sales growth
Product sales:	2015	2014	%
CINRYZE	617.7	503.0	23%
ELAPRASE	552.6	592.8	(7)%
FIRAZYR	445.0	364.2	22%
REPLAGAL	441.2	500.4	(12)%
VPRIV	342.4	366.7	(7)%
Genetic Diseases total	2,398.9	2,327.1	3%
VYVANSE	1,722.2	1,449.0	19%
ADDERALL XR	362.8	383.2	(5)%
Other Neuroscience	115.4	372.3	(69)%
Neuroscience total	2,200.4	2,204.5	—%
LIALDA/MEZAVANT	684.4	633.8	8%
PENTASA	305.8	289.7	6%
GATTEX/REVESTIVE	141.7	—	N/A
NATPARA	24.4	—	N/A
Other Internal Medicine	344.3	375.3	(8)%
Internal Medicine total	1,500.6	1,298.8	16%
Total Product sales	$6,099.9	$5,830.4	5%

Genetic Diseases

Genetic Diseases product sales for the year ended December 31, 2015 increased to $2,399 million or 3% from $2,327 million in 2014 mainly driven by increased demand for Hereditary Angiodema therapies offset by decrease in ELAPRASE, REPLAGAL and VPRIV.

CINRYZE product sales increased 23% to $618 for the year ended December 31, 2015 from $503 million in 2014, primarily driven by growth in patients on therapy and, to a lesser extent, benefit from a price increase(1) taken since 2014.

FIRAZYR product sales increased 22% to $445 million for the year ended December 31, 2015 from $364 million in 2014, primarily driven by a higher number of patients on therapy and, to a lesser extent, a price increase(1) in the U.S. market.

ELAPRASE product sales decreased 7% to $553 million for the year ended December 31, 2015, reflecting the negative impact of changes in foreign exchange rate and to a lesser extent a lower average price due to pricing pressures and geographic mix. These negative factors were partially offset by higher volumes primarily due to an increase in the number of patients on therapy.

REPLAGAL product sales decreased 12% to $441 million for the year ended December 31, 2015 from $500 million in 2014, as the benefit of more patients on therapy was more than offset by the negative impact of foreign exchange and to a lesser extent, pricing pressures.

Neuroscience

Neuroscience product sales for the year ended December 31, 2015 decreased slightly to $2,200 million or less than one percent (2014: $2,205 million), as the product sales growth in VYVANSE was largely offset by other neuroscience products.

VYVANSE product sales increased 19% to $1,722 for the year ended December 31, 2015 from $1,449 million in 2014. Growth was driven by prescription growth in the U.S., the benefit of a price increase(1) and to a lesser extent the benefit of stocking in 2015 as compared to destocking in 2014 and growth from international markets. This growth was partially offset by higher sales deductions as a percentage of product sales in 2015 as compared to 2014.

Information about litigation related to VYVANSE can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

ADDERALL XR product sales decreased 5% to $363 million for the year ended December 31, 2015 from $383 million in 2014, as growth in prescription demand (increased 10%) was more than offset by higher sales deductions as a percentage of Product sales in 2015 compared to 2014.

Other Neuroscience product sales decreased 69% to $115 million for the year ended December 31, 2015 from $372 million in 2014, primarily due the impact of INTUNIV generic competitors since December 2014.

Internal Medicine

Internal Medicine product sales for the year ended December 31, 2015 increased to $1,501 million or 16% from $1,299 million in 2014, primarily related to increase sales from LIALDA/MEZAVANT, GATTEX/REVESTIVE, NATPARA and PENTASA.

LIALDA/MEZAVANT product sales increased 8% to $684 million for the year ended December 31, 2015 from $634 million in 2014, primarily driven by higher prescription demand (increased 10%) and, to a lesser extent, the effect of a price increase(1) taken at the beginning of 2015. The growth was partially offset by higher sales deductions as a percentage of sales in 2015 as compared to 2014 and, to a lesser extent, the impact of destocking in 2015 compared to stocking in 2014.

Information about this litigation can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company acquired GATTEX/REVESTIVE through its acquisition of NPS Pharma on February 21, 2015, and recorded sales of $142 million in 2015.

NATPARA launched on April 1, 2015, after acquiring the product through its acquisition of NPS Pharma, and following the U.S. launch, sales of $24 million were recorded in 2015.

(1) The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesale customers.

Royalties and other revenues

	For the years ended December 31,
(In millions, except %)	2015	2014	Change %
SENSIPAR	$114.5	$—	N/A
3TC and ZEFFIX	49.1	33.9	45%
FOSRENOL	46.1	51.4	(10)%
INTUNIV	27.8	22.0	26%
ADDERALL XR	26.0	28.9	(10)%
Other royalties and other revenues	53.3	55.5	(4)%
Total Royalties and other revenues	$316.8	$191.7	65%

Royalties and other revenues increased to $317 million or 65% for the year ended December 31, 2015 from $192 million in 2014, primarily due to the inclusion of royalty income acquired with NPS Pharma.

Cost of product sales

Cost of product sales decreased by $10 million to $969 million for the year ended December 31, 2015 (16% of Product sales), from $979 million in 2014 (17% of Product sales). Cost of product sales as a percentage of Product sales was one percentage point lower compared to the same period in 2014, as the impact of the inclusion of lower margin products acquired with NPS Pharma was more than offset by lower charges on the unwind of fair value adjustments on acquired inventories.

For the year ended December 31, 2015, Cost of product sales included depreciation of $46 million (2014: $57 million).

R&D

R&D expense increased by $497 million or 47% to $1,564.0 million for the year ended December 31, 2015 (26% of Product sales), from $1,068 million in 2014 (18% of Product sales). R&D expense in 2015 included impairment charges of $467 million related to the lower probability of regulatory approval following trial results and revised commercial potential of SHP625, and $177 million related to the preclinical toxicity findings on SHP608. R&D expense in 2014 included impairment charges of $190 million, which was comprised of a $166 million charge related Phase 2 trial of SHP602 being placed on clinical hold and a $22 million charge related to the decision to discontinue SHP613. 2014 R&D expense for the year ended December 31, 2014 also included a $13 million up-front payment. Excluding these costs, R&D expense for the year ended December 31, 2015 increased by 6% or by $56 million, due to the inclusion of NPS Pharma costs since February 2015 and increased investment in existing pipeline programs, partially offset by lower spend on certain programs in 2014 which was not repeated in 2015.

For the year ended December 31, 2015, R&D expense included depreciation of $22 million (2014: $25 million).

SG&A

SG&A expense increased by $61 million or 3% to $1,843 million for the year ended December 31, 2015 (30% of Product sales) from $1,782 million in 2014 (31% of Product sales). In 2015, SG&A expense included NPS Pharma SG&A costs and sales and marketing spend supporting the launch of VYVANSE for the treatment of BED and the anticipated launch of XIIDRA for the treatment of DED.

For the year ended December 31, 2015, SG&A expense included depreciation of $71 million (2014: $82 million).

Amortization of acquired intangible assets

For the year ended December 31, 2015, Shire recorded amortization of acquired intangible assets of $499 million compared to $244 million in 2014. The increase of $255 million was related to higher amortization of intangible assets acquired with NPS Pharma.

Integration and acquisition costs

For the year ended December 31, 2015, Shire recorded net integration and acquisition costs of $40 million, comprising acquisition and integration costs of $190 million, primarily related to NPS Pharma, ViroPharma, Baxalta and Dyax. These costs were offset by a net credit of $150 million on the change in fair value of contingent consideration liabilities, primarily relating to SHP625 (acquired with Lumena) and SHP608 (acquired with Lotus Tissue Repair, Inc.).

In 2014, Shire recorded integration and acquisition costs of $159 million, comprising acquisition and integration costs of $144 million, primarily related to ViroPharma, and a $15 million charge relating to the change in fair values of contingent consideration.

Reorganization costs

For the year ended December 31, 2015, Shire recorded reorganization costs of $98 million primarily related to the relocation of roles from Chesterbrook to Lexington. Reorganization costs of $181 million for the year ended December 31, 2014, primarily related to the One Shire reorganization, which included employee termination benefits and other reorganization costs.
Gain on sale of product rights

For the year ended December 31, 2015, Shire recorded a net gain on sale of product rights of $15 million primarily related to the re-measurement of the contingent consideration receivable relating to the divestment of DAYTRANA. For the year ended December 31, 2014, Shire recorded $88 million net gain on sale of product rights following the divestment of CALCICHEW, VANCOCIN, ESTRACE and EXPUTEX.

Interest expense

For the year ended December 31, 2015, Shire incurred interest expense of $42 million (2014: $31 million). Interest expense in 2015 principally related to interest and financing costs incurred on facilities drawn down in respect of the acquisition of NPS Pharma.

Receipt of break fee

On July 18, 2014, the Boards of AbbVie and Shire announced that they had agreed the terms of a recommended combination of Shire with AbbVie, subject to a number of conditions including approval by shareholders and regulators. On the same date Shire and AbbVie entered into a co-operation agreement in connection with the recommended combination. On October 16, 2014, the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of a U.S. Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition. Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The Company entered into a termination agreement with AbbVie, pursuant to which AbbVie paid the break fee due under the cooperation agreement of $1,635 million during year ended December 31, 2014.

Taxation

The effective tax rate on income from continuing operations was a charge of 3% (2014: charge of 2%).

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

Discontinued operations

The loss from discontinued operations for the year ended December 31, 2015 was $34 million, net of tax primarily related to a change in estimate for abandoned facilities charges.

For the year ended December 31, 2014, $123 million of gain from discontinued operations included a tax credit of $211 million primarily driven by a tax benefit arising following a reorganization of the Regenerative Medicine business undertaken in the fourth quarter of 2014, associated with the divestment of the DERMAGRAFT business in the first quarter of 2014. The gain was partially offset by costs associated with the divestment of the DERMAGRAFT business, including a loss on re-measurement of contingent consideration receivable from Organogenesis to its fair value.

Liquidity and Capital Resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in Product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on business combinations, in-licenses and collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Benefit Trust ("EBT") of Shire shares in the market to satisfy awards granted under Shire’s employee share plans; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s Consolidated Balance Sheets included $529 million of Cash and cash equivalents as of December 31, 2016.

Shire has a revolving credit facility ("RCF") of $2,100 million which matures in 2021, $450 million of which was utilized as of December 31, 2016. The RCF incorporates a $250 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company ("SAIIDAC"), a wholly owned subsidiary of the Company, issued senior notes guaranteed by Shire plc with a total aggregate principal amount of $12.1 billion. On December 1, 2016, Baxalta guaranteed the outstanding notes issued by SAIIDAC.

In addition, in connection with the acquisition of Baxalta, on June 3, 2016, Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5 billion and assumed $336 million of capital lease obligations. The details of these senior notes are presented in ITEM 15, Note 17, Borrowings and Capital Lease Obligations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Further in connection with the acquisitions of Dyax and Baxalta, respectively, Shire entered into a $5.6 billion amortizing term loan facility in November 2015 and an $18 billion bridge loan in January 2016. The November 2015 term loan facility was fully utilized as of December 31, 2016 in the amount of $5 billion. The bridge loan was fully repaid and canceled subsequent to the issuance of $12.1 billion in senior notes on September 23, 2016. The details of these facility agreements are presented in ITEM 15, Note 17, Borrowings and Capital Lease Obligations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility.  As of December 31, 2016, these lines of credit were not utilized.

The Company may also engage in financing activities from time to time, including accessing the debt or equity capital markets.

Senior Notes Issuance

On September 23, 2016, SAIIDAC, issued senior notes with a total aggregate principal value of $12.1 billion (“SAIIDAC Notes”), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. SAIIDAC used the net proceeds to fully repay amounts outstanding under the January 2016 Facilities Agreement (discussed below), which was used to finance the cash consideration payable related to the Company’s acquisition of Baxalta. Below is a summary of the SAIIDAC Notes as of December 31, 2016:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate	Carrying amount
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	$3,287.5
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,283.0
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,487.9
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,980.8
	$12,100.0			$12,039.2

The SAIIDAC Notes are senior unsecured obligations and may be redeemed at SAIIDAC's option at the greater of (1) 100% of the principal amount plus accrued and unpaid interest or (2) the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis at the applicable treasury rate (as defined) plus an incremental margin, plus, in either case, accrued and unpaid interest. The SAIIDAC Notes also contain a change of control provision that may require that SAIIDAC to offer to purchase the SAIIDAC Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances.

The costs and discount associated with this offering of $61 million have been recorded as a reduction to the carrying amount of the debt on the Consolidated Balance Sheets. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the SAIIDAC Notes is payable March 23 and September 23 of each year, beginning on March 23, 2017.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5 billion in connection with the Baxalta acquisition (“Baxalta Notes”). Below is a summary of the Baxalta Notes as of December 31, 2016:

(In millions, except %)	Aggregate principal	Coupon rate	Effective interest rate	Carrying amount
Variable-rate notes due 2018	$375.0	LIBOR plus 0.780%	2.20%	$371.6
Fixed-rate notes due 2018	375.0	2.000%	2.00%	374.8
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,004.3
Fixed-rate notes due 2022	500.0	3.600%	3.30%	508.4
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,772.8
Fixed-rate notes due 2045	1,000.0	5.250%	5.10%	1,031.7
Total Baxalta Notes	$5,000.0			$5,063.6

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2,100 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions. Shire is an original borrower and original guarantor under the RCF. On January 15, 2016, SAIIDAC became an additional guarantor under the RCF and on December 1, 2016, Baxalta became an additional guarantor under the RCF. Shire has agreed to act as guarantor for any of its subsidiaries that become additional borrowers under the RCF. As of December 31, 2016 the Company utilized $450 million of the RCF.

The RCF, which terminates on December 12, 2021, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

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

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month relevant period (each as defined in the RCF) must not, at any time, exceed 3.5:1 except that, following an acquisition fulfilling certain criteria, Shire may elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month relevant period (each as defined in the RCF) must not be less than 4.0:1. Shire elected to increase the Net Debt to EBITDA ratio in connection with the period ending

June 30, 2016, following the completion of the acquisition of Baxalta during the period. Consequently, the applicable ratio for the period ending December 31, 2016 is 5.0:1.

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

Term Loan Facilities Agreement

January 2016 Facilities Agreement

On January 11, 2016, Shire (as original guarantor and original borrower), entered into an $18 billion bridge facilities agreement with various financial institutions (the “January 2016 Facilities Agreement”).The January 2016 Facilities Agreement comprised two credit facilities: (i) a $13 billion term loan facility originally maturing on January 11, 2017 ("January 2016 Facility A") and (ii) a $5 billion revolving loan facility originally maturing on January 11, 2017 ("January 2016 Facility B"). On April 1, 2016 SAIIDAC became an additional borrower and an additional guarantor under the January 2016 Facilities Agreement.

The January 2016 Facility A was utilized to finance the cash consideration payable in respect of the acquisition of Baxalta on June 3, 2016 in the amount of $12,390 million. The net proceeds from the issuance of the SAIIDAC Notes were used to fully repay the amounts outstanding under the January 2016 Facility A in September 2016. The January 2016 Facility B was canceled effective July 11, 2016, in accordance with its terms.

November 2015 Facilities Agreement

On November 2, 2015, Shire (as original guarantor and original borrower) entered into a $5.6 billion facilities agreement with various financial institutions (the “November 2015 Facilities Agreement”). The November 2015 Facilities Agreement comprises three credit facilities: (i) a $1.0 billion term loan facility of which, following the exercise of the one year extension option in the amount of $400.0 million, $600.0 million matured and was repaid on November 2, 2016 and $400.0 million matures on November 2, 2017 (“November 2015 Facility A”), (ii) a $2.2 billion amortizing term loan facility which matures on November 2, 2017 (“November 2015 Facility B”) and (iii) a $2.4 billion amortizing term loan facility which matures on November 2, 2018 (“November 2015 Facility C”).

On January 15, 2016, SAIIDAC became an additional borrower and an additional guarantor under the November 2015 Facilities Agreement and on December 1, 2016, Baxalta became an additional guarantor under the November 2015 Facilities Agreement. As of December 31, 2016, the November 2015 Facilities Agreement was fully utilized by SAIIDAC as borrower in the amount of $5.0 billion to finance the cash consideration payable and certain costs related to the acquisition of Dyax. On January 30, 2017, SAIIDAC made its first repayment installment of $400.0 million of the November 2015 Facility B in accordance with the terms of the agreement.

Interest on any loans made under the November 2015 Facilities Agreement is payable on the last day of each interest period, which may be one week or one, two, three or six months, or as otherwise agreed with the lenders.  The interest rate applicable is LIBOR plus, in the case of the November 2015 Facility A, 0.55% per annum, in the case of the November 2015 Facility B, 0.65% per annum and, in the case of the November 2015 Facility C, 0.75% per annum, in each case subject to change depending on (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the November 2015 Facilities Agreement) in respect of the most recently completed financial year or financial half year and (ii)  the occurrence and continuation of an event of default in respect of the financial covenants or failure to provide a compliance certificate.

The November 2015 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the November 2015 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following an acquisition fulfilling certain criteria, Shire may elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed, and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, Shire has elected to increase this ratio in connection with the period ending June 30, 2016, following the completion of the acquisition of Baxalta during the period and (ii) ratio of EBITDA to Net Interest in respect of the most recently ended 12 month relevant period, (each as defined in the November 2015 Facilities Agreement), must not be less than 4.0:1.

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

January 2015 Facility Agreement

On January 11, 2015, Shire entered into an $850.0 million term facility agreement with various financial institutions (the “January 2015 Facility Agreement”) with an original maturity date of January 10, 2016. The maturity date was subsequently extended to July 11, 2016 in line with the provisions within the January 2015 Facility Agreement allowing the maturity date to be extended twice, at Shire’s option, by six months on each occasion.

The January 2015 Facility Agreement was used to finance Shire’s acquisition of NPS Pharma (including certain related costs). On September 28, 2015, the Company reduced the January 2015 Facility Agreement by $100.0 million. In January 2016 and at various points thereafter, the Company canceled parts of the January 2015 Facility Agreement. On February 22, 2016, the Company repaid the remaining balance of $100.0 million of the January 2015 Facilities Agreement in full.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of December 31, 2016, these Credit lines were not utilized.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash (excluding restricted cash), as of December 31, 2016 and 2015:

	As of December 31,
(In millions)	2016	2015
Cash and cash equivalents	$528.8	$135.5
Long term borrowings	(19,552.6)	(69.9)
Short term borrowings	(3,061.6)	(1,511.5)
Other debt	(353.6)	(13.4)
Total debt	(22,967.8)	(1,594.8)
Net debt	$(22,439.0)	$(1,459.3)

•
Substantially all of the Company’s cash and cash equivalents are held by foreign subsidiaries (i.e. those subsidiaries incorporated outside of Jersey, Channel Islands, the jurisdiction of incorporation of Shire plc). The amount of cash and cash equivalents held by foreign subsidiaries has not had, and is not expected to have, a material impact on the Company’s liquidity and capital resources.

•
Net debt is a Non-GAAP measure. The Company believes that Net debt is a useful measure as it indicates the level of net cash/borrowings after taking account of the Cash and cash equivalents that could be utilized to pay down the outstanding borrowings. See above for reconciliation to cash and cash equivalents.

Cash flow activity

Net cash provided by operating activities for the year ended December 31, 2016 increased 14% to $2,658.9 million (2015: $2,337.0 million), primarily due to increased cash receipts from higher sales, partially offset by higher tax and interest payments, costs related to the Baxalta integration and a payment associated with the termination of a biosimilar collaboration acquired with Baxalta.

Net cash provided by operating activities for the year ended December 31, 2015 decreased by 45% to $2,337.0 million (2014: $4,228.4 million). Net cash provided by operating activities in 2014 included the receipt of the $1,635 million break fee related to AbbVie’s terminated offer for Shire, and the benefit of the $417 million repayment received from the Canadian revenue authorities. The net cash flows from operating activities was also impacted by an increase of $160.6 million as a result of higher cash receipts from gross product sales and royalties, which were partially offset by higher operating expense payments.

Net cash used in investing activities was $18,092.2 million for the year ended December 31, 2016, primarily related to the cash paid for the acquisitions of Baxalta ($12,367 million, less cash acquired of $583 million) and Dyax ($5,934 million, less cash acquired of $241 million). The Company's investing activities also included the purchase of $649 million of PP&E due to the continued investment in manufacturing operations.

Net cash used in investing activities was $5,619.9 million for the year ended December 31, 2015, primarily related to the cash paid for the acquisition of NPS Pharma of $5,220 million (excluding cash acquired with NPS Pharma of $42 million) and for the acquisitions of Foresight ($299 million) and Meritage Pharma ($75 million).

Net cash provided by financing activities was $15,825.8 million for the year ended December 31, 2016, principally due to monies borrowed under the January 2016 Facilities Agreement to partially fund the acquisition of Baxalta (repaid using the proceeds of the issuance of the SAIIDAC Notes) and drawings made under the RCF and the November 2015 Facilities Agreement to fund the acquisition of Dyax (net of subsequent repayments). In addition, the Company made dividend payments of $171.3 million.

Net cash provided by financing activities was $439.0 million for the year ended December 31, 2015, principally due to the drawings, net of subsequent repayments, made under Shire’s various borrowing facilities to partially fund the NPS Pharma, Meritage Pharma and Foresight acquisitions. In addition, the Company made dividend payments of $134.4 million.

Outstanding Letters of credit

As of December 31, 2016, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $139.7 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Cash Requirements

As of December 31, 2016, the Company’s cash requirements for current and non-current liabilities reflected on the Consolidated Balance Sheets and other contractual obligations were as follows:

	Payments due by period
		Less than			More than
(In millions)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Borrowings and capital lease obligations	$27,452.0	$3,072.6	$6,569.5	$4,456.8	$13,353.1
Operating leases obligations	985.2	155.5	215.9	171.9	441.9
Purchase obligations	3,488.6	1,092.7	1,398.4	799.0	198.5
Other non-current liabilities	587.9	—	452.7	42.0	93.2
Total	$32,513.7	$4,320.8	$8,636.5	$5,469.7	$14,086.7

•	Borrowings and capital lease obligations include interest payments related to the fixed rate borrowings.

•	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2021.

•
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment), and open purchase orders, that are enforceable and legally binding and that specify all significant terms. Shire expects to fund these commitments with cash flows from operating activities.

•	Unrecognized tax benefits and associated interest and penalties of $201.1 million are included within payments due in one to three years.

The following items have been excluded from the table above:

•
Cash outflows related to the assumed pension and other post-employment benefit plans, in which timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations and other variables.

•
In connection with the Company's acquisitions, the Company recorded contingent consideration liabilities related to development, regulatory and commercial milestones and royalty payments. These liabilities were recorded at fair value on the respective acquisition dates and revalued each reporting period. The Company may pay up to approximately $2.0 billion, which excludes royalty related payments, upon achieving clinical, regulatory and commercialization milestones. For additional information, see Note 14, Fair Value Measurement.

•
Milestone payments to third parties upon the achievement of development, regulatory and commercial milestones, as well as potential royalty payments, associated with in-licensing and collaboration agreements. Potential future milestone payments associated with collaborations was approximately $1.7 billion, which excludes potential royalty payments.

•
Milestone payments related with collaboration agreements that become payable only if the Company chooses to exercise one or more of its options and potential contingent payments associated with R&D costs that may be funded by collaboration partners in the future.

•	An unfunded commitment of $76.4 million as a limited partner in multiple investment companies, in which the timing of future payments is uncertain.

Off-balance sheet arrangements

There are no off-balance sheet arrangements, aside from those outlined above, that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Foreign currency fluctuations

A number of the Company’s subsidiaries have a functional currency other than the U.S. dollar. As such, the consolidated financial results are subject to fluctuations in exchange rates, particularly in the Euro, Swiss franc, Japanese yen and Pound sterling against the U.S. dollar.

Accumulated foreign currency translation differences of $1,505.4 million are reported within Accumulated other comprehensive income as of December 31, 2016. Foreign exchange gains for the year ended December 31, 2016 of $17.7 million are reported in the Consolidated Statements of Operations.

As of December 31, 2016, the Company had outstanding foreign exchange swap and forward contracts that manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. As of December 31, 2016 the fair value of these contracts was a net asset of $10.9 million. Foreign exchange swap and forward losses for the year ended December 31, 2016 of $40.2 million loss reported in the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, derivative contracts and trade accounts receivable from Product sales and from third parties from which the Company receives royalties. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits or held on account. The money market and liquidity funds where Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies. For additional information, see ITEM 7A of this Annual Report on Form 10-K.

The Company is exposed to the credit risk of the counterparties with which it enters into bank term deposit arrangements and derivative instruments. The Company limits this exposure through a system of internal credit limits which vary according to ratings assigned to the counterparties by the major rating agencies. The internal credit limits are approved by Shire’s Board of Directors and exposure against these limits is monitored by the Company’s corporate treasury function. The counterparties to these derivatives contracts are major international financial institutions. For additional information, see ITEM 7A of this Annual Report on Form 10-K.

Inflation

Although at reduced levels in recent years, inflation continues to apply upward pressure on the cost of goods and services which are used in the business. However, the Company believes that the net effect of inflation on its revenues and operations has been minimal during the past three years.

New Accounting Standards

For a discussion of new accounting standards please see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Critical accounting estimates

The preparation of Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and SEC regulations, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of intangible assets

In conjunction with the accounting for business combinations, the Company recorded intangible assets primarily related to marketed products and in-process research and development (“IPR&D”) projects. The Company has intangible assets of $34,697.5 million as of December 31, 2016 and $9,173.3 million as of December 31, 2015.

If the Company acquires an asset or group of assets that do not meet the definition of a business under applicable accounting standards, the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

The identifiable intangible assets are measured at their respective fair values as of the acquisition date. When significant identifiable intangible assets are acquired, the Company engages an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. The models used in valuing these intangible assets require the use of significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the products or product candidates;

•	the probability of success for unapproved product candidates considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

•	projecting regulatory approvals; and

•	developing appropriate discount rates and probability rates by project.

The Company believes the fair values used to record intangible assets acquired in connection with a business combination are based upon reasonable estimates and assumptions given the facts and circumstances as of the acquisition date.

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

IPR&D projects are considered to be indefinite-lived until completion of the associated R&D efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Intangible assets related to IPR&D projects are tested for impairment at least annually, as of October 1st, until commercialization, after which time the IPR&D is amortized over its estimated useful life.

Intangible assets related to commercially marketed products are amortized over their estimated useful lives on a straight-line basis. Intangible assets related to commercially marketed products are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company has $17,888.2 million and $4,147.8 million of goodwill as of December 31, 2016 and 2015, respectively, as a result of accounting for business combinations using the acquisition method of accounting.

The Company assesses the goodwill balance within its single reporting unit annually, as of October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The Company reviews goodwill for impairment by assessing qualitative and quantitative factors, including comparing the market capitalization of the Company to the carrying value of its assets. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities and acts by governments and courts.

The Company completed its annual impairment test in the fourth quarters of 2016, 2015 and 2014, respectively, and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of the reporting unit, which includes goodwill, was significantly in excess of the carrying value of the reporting unit.

Revenue Recognition and Related Allowances

a.Product Revenue

The Company recognizes revenues from Product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company records Product sales net of sales deductions.

b. Other Revenue

Royalty income relating to licensed technology is generally recognized when the licensee sells the underlying product. The Company estimates sales amounts and related royalty income based on the historical product information. Estimates are revised pursuant to receiving sales information from the relevant licensee. If the Company is unable to reliably estimate the amount based on past experiences, the amount of royalty income is recorded when sales information from the relevant licensee is received.

c.Sales Deductions

Sales deductions consist primarily of statutory rebates to State Medicaid and other government agencies; Medicare Part D rebates; commercial rebates and fees to Managed Care Organizations (“MCOs”), Group Purchasing Organizations (“GPOs”), distributors and specialty pharmacies; product returns; sales discounts (including trade discounts); distribution service fees; wholesaler chargebacks; and allowances for coupon and patient assistance programs. These deductions are recorded as reductions to revenue in the same period as the related sales are recognized. Reserves are based on estimates of the amounts earned or to be claimed on the related sales. Estimates are based on the Company’s historical experience of existing or similar programs, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Additionally, certain rebates are based on annual purchase volumes which are not known until completion of the annual period on which they are based. As a result, the Company estimates the accruals and related reserves required for amounts payable under these programs.

If actual results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Aggregate reserves for Medicaid and MCO rebates as of December 31, 2016 and 2015 were $1,431.3 million and $982.4 million, or 13% and 16%, respectively, of Product sales. Historically, actual rebates have not varied significantly from the reserves provided.

d.Product Returns

The Company typically accepts customer product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Company’s possession; (c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Generally, returns for expired product are accepted three months before and up to one year after expiration date of the relevant product and the returned product is destroyed. Depending on the product and the Company’s return policy with respect to that product, the Company may either refund the sales price paid by the customer by issuance of a credit, or exchange the returned product with replacement inventory. The Company typically does not provide cash refunds.

The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including but not limited to:

•	past product returns activity;

•	the duration of time taken for products to be returned;

•	the estimated level of inventory in the distribution channel;

•	product recalls and discontinuances;

•	the shelf life of products;

•	the launch of new drugs or new formulations; and

•	the loss of patent protection, exclusivity or new competition.

The accrual estimation process for product returns involves, in each case, a number of interrelating assumptions, which vary for each combination of product and customer.

As of December 31, 2016, 2015 and 2014, reserves for product returns were $118.4 million, $128.3 million, and $131.7 million or 1.1%, 2.1% and 2.3%, respectively, of Product sales. Historically, actual returns have not varied significantly from the reserves provided.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. In the normal course of business, the Company is audited by the Irish and foreign tax authorities, and it is periodically challenged regarding the amount of taxes due. These challenges primarily relate to the timing and amount of deductions and the transfer pricing in various tax jurisdictions. The Company believes its tax positions comply with applicable tax law and the Company intends to defend its positions.

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

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (“NOLs”) and tax credits from Research and Development activities principally in the Republic of Ireland, the U.S., Switzerland, Belgium and Germany. The realization of these assets is not assured and is dependent on various factors. Management is required to exercise judgment in determining whether it is more likely than not that it would realize these deferred tax assets. In assessing the need for a valuation allowance, management weighs all available positive and negative evidence including cumulative losses in recent years, expectations of future taxable income, carry forward and carry back potential under relevant tax law, expiration period of tax attributes, taxable temporary differences, and prudent and feasible tax-planning strategies. A valuation allowance is established where there is an expectation that on the balance of probabilities management considers it is more likely than not that the relevant deferred tax assets will not be realized. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could significantly impact the Company’s financial condition and results of operations.

Litigation and legal proceedings

The Company has a number of lawsuits pending. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time; however, disclosure would be made if the loss contingency is at least reasonably possible to occur. These estimates are reviewed quarterly and changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense (or credit) in a future accounting period. As of December 31, 2016, provisions for litigation losses, insurance claims and other disputes totaled $415.0 million (December 31, 2015: $9.9 million).

Contingent consideration payable

The fair value of the Company’s contingent consideration payable as of December 31, 2016 was $1,058.0 million (December 31, 2015: $475.9 million).

Contingent consideration payable represents future milestones and royalties the Company may be required to pay in conjunction with various business combinations. The amounts ultimately payable by the Company are dependent upon the successful achievement of the relevant milestones and future net sales of the relevant products over the life of the milestone or term, respectively.

The Company estimates the fair value of contingent consideration payable using the income approach, based on a discounted cash flow method. The discounted cash flow method uses inputs with values that may not be observable in a public trading market, including, but not limited to: the probability of, and period in which, the relevant milestone event is expected to be achieved; the amount of royalties that will be payable based on forecast net sales of the relevant products; and the discount rates to be applied in calculating the present values of the relevant milestone or royalty. Significant judgment is employed by the Company in developing these estimates and assumptions. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, the Company’s financial condition and results of operations could be materially affected in the period of any such change of estimate.

Pension and other postemployment benefit ("OPEB") plans

The valuation of the funded status and net periodic benefit cost is calculated using actuarial assumptions. These significant assumptions include the following:

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

Selecting assumptions involves an analysis of both short-term and long-term historical trends and known economic and market conditions at the time of the measurement date. The use of different assumptions would result in different measures of the funded status and net cost. Actual results in the future could differ from expected results. The Company’s key assumptions are listed in Note 18, Retirement and Other Benefit Programs, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Share-based compensation

The Company makes certain assumptions in order to value and record expense associated with awards made under the share-based compensation arrangements. Changes in these assumptions may lead to variability with respect to the amount of expense recognized in connection with share-based payments.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of stock price, (ii) the periods of time options are expected to be held prior to exercise (expected lives), (iii) expected dividend yield on common stock, and (iv) risk-free interest rates.

Share-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restructuring costs

The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits, pipeline program termination costs and other exit costs to be incurred when related actions take place. Severance and other related costs are reflected in the Consolidated Statements of Operations as a component of Reorganization costs. Actual results may differ from these estimates.

Recent accounting pronouncements update

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on the Company’s financial condition, results of operations and cash flows.

Financial Information Relating to the Shire IAS Trust

The results of operations and the financial position of the IAS Trust are included in the Consolidated Financial Statements of the Company. An explanation of the IAS Trust is included in ITEM 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities of this Annual Report. Separate, audited financial statements of the IAS Trust are included in ITEM 15: Exhibits and Financial Statement Schedules.

For the year ended December 31, 2016, the IAS Trust recorded income before tax of $150.6 million (2015: $127.7 million; 2014: $112.8 million). This income reflected dividends received on the Income Access Share.

As of December 31, 2016, the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share (2016: $150.6 million, 2015: $127.7 million; 2014: $112.8 million), and distributions made on behalf of Shire to shareholders (2016: $150.6 million, 2015: $127.7 million; 2014: $112.8 million).

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

Interest rate risk

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For details see ITEM 15, Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short-term basis for liquidity purposes, this risk is not actively managed. For the year ended December 31, 2016, the average interest rate received on cash and liquid investments was less than 1% per annum. These cash and liquid investments were primarily invested in U.S. dollar term deposits with banks and money market and liquidity funds or held as cash on account.

As of December 31, 2016, Shire estimates that a hypothetical increase and decrease of 100 basis points in interest rates would increase and decrease net interest costs by approximately $60.0 million and $50.0 million, respectively, during 2017, and decrease and increase the fair value of long term interest rate sensitive instruments by approximately $970.0 million and $1,061.0 million, respectively, during the same period.

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
Translational foreign exchange exposure arises on the translation into U.S. dollars of the financial statements of non-U.S. dollar functional subsidiaries. For details see ITEM 15, Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarizes the sensitivity of the Company’s reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound sterling and Swiss franc against the U.S. dollar, (assuming a hypothetical 10% strengthening of the U.S. dollar against each of the aforementioned currencies in the year ended December 31, 2016):

(In millions)	Reduction in revenues	Reduction in net income
Euro	$(153.2)	$(64.6)
Pound sterling	(25.3)	(11.6)
Swiss franc	(5.8)	(1.4)

A 10% weakening of the U.S. dollar against the aforementioned currencies would have an equal and opposite effect.

As of December 31, 2016 the Company had designated and undesignated foreign exchange forward contracts. For more detail of foreign exchange forward contracts, see Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Concentration of credit risk

Financial instruments that potentially expose Shire to concentrations of credit risk consist primarily of short-term cash investments, derivative contracts and trade accounts receivable from Product sales and from third parties from which the Company receives royalties. Cash is invested in short-term money market instruments, including money market and liquidity funds and bank term deposits or held on account. The money market and liquidity funds where Shire invests are all triple A rated by both Standard and Poor’s and by Moody’s credit rating agencies.

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

The Company’s revenues from Product sales in the U.S. are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year ended December 31, 2016, there were three customers in the U.S. that accounted for 38% of the Company’s Product sales. Such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the U.S. is derived from Product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the U.S., specifically, Argentina, Brazil, Greece, Italy, Portugal and Spain, the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. Of those, the only significant accounts receivable as of December 31, 2016 is $140.2 million from Brazil.

The Company will continue to evaluate all its accounts receivable for potential collection risks and has made provision for amounts where collection is considered to be doubtful. Any such loss could have an adverse effect on the Company’s financial condition and results of operations. The Company does not consider it is currently exposed to significant credit risk outside of the countries listed above.

ITEM 8: Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data are submitted as a separate section of this report. See ITEM 15: Exhibits and financial statement schedules.

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) promulgated under the U.S. Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework issued in 2013 (the “2013 COSO Framework”). Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

In June 2016, Shire completed its acquisition of Baxalta which represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Management has excluded Baxalta from its assessment of internal controls over financial reporting as of December 31, 2016. The assessment of internal control over financial reporting for Baxalta will be included in Shire's assessment of the effectiveness of internal controls over financial reporting as of December 31, 2017. Baxalta’s total assets (excluding goodwill and intangible assets, and the fair value adjustments associated with inventories and property, plant, and equipment which were included in management’s assessment of internal control over financial reporting as of December 31, 2016), and total revenues represent approximately 16% and 35%, respectively, of Shire’s related Consolidated Financial Statement amounts as of and for the year ended December 31, 2016.

Deloitte LLP, an independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting, including those controls applicable to the Income Access Share Trust. This report appears on page F-3 of the Company’s Consolidated Financial Statements contained in ITEM 15: Exhibits and financial statement schedules.

Changes in Internal Control Over Financial Reporting

There were no changes in Shire’s internal control over financial reporting in the fourth quarter of 2016 that have or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance
Directors of the Company

Name	Age	Position
Susan Kilsby	58	Non-Executive Chairman
Dr. Flemming Ornskov	59	Chief Executive Officer (“CEO”)
Jeffrey Poulton	49	Chief Financial Officer (“CFO”)
William Burns	69	Senior Independent Director
Dominic Blakemore	47	Non-Executive Director
Olivier Bohuon	58	Non-Executive Director
Ian Clark	56	Non-Executive Director (appointed January 3, 2017)
Gail Fosler	69	Non-Executive Director (appointed June 3, 2016)
Dr. Steven Gillis	63	Non-Executive Director
Dr. David Ginsburg	64	Non-Executive Director
Sara Mathew	61	Non-Executive Director
Anne Minto	63	Non-Executive Director
Albert Stroucken	69	Non-Executive Director (appointed June 3, 2016)

Former Directors of the Company
Name	Age	Position
David Kappler	69	Deputy Chairman and Senior Independent Non-Executive Director (stepped down on April 28, 2016)
Executive Officers of the Company

Name	Age	Position
Dr. Flemming Ornskov	59	CEO
Jeffrey Poulton	49	CFO
Ginger Gregory	49	Chief Human Resources Officer
William Mordan	47	General Counsel and Company Secretary
Perry Sternberg	48	Head of U.S. Commercial (joined the Executive Committee on June 3, 2016)
Kim Stratton	54	Head of International Commercial (joined the Executive Committee on July 1, 2016)
Dr. Philip Vickers	57	Head of Research and Development
Matthew Walker	53	Head of Technical Operations (joined the Executive Committee on June 3, 2016)
Former Executive Officers of the Company

Name	Age	Position
Mark Enyedy	53	Head of Corporate Development (stepped down on May 13, 2016)

For the purposes of the NASDAQ corporate governance rules, the independent directors are Susan Kilsby, William Burns, Dominic Blakemore, Olivier Bohuon, Ian Clark, Gail Fosler, Dr. Steven Gillis, Dr. David Ginsburg, Sara Mathew, Anne Minto and Albert Stroucken. There is no family relationship between or among any of the directors or executive officers.
Non-Executive Directors are appointed by the Board ordinarily for a term of two years, subject to reappointment by the Board. In addition, in accordance with the UK Corporate Governance Code issued by the UK Financial Reporting

Council in April 2016 (the “UK Governance Code”), the Company’s Directors, including Non-Executive Directors, are subject to annual re-election by shareholders.

The current terms of the Non-Executive Directors are as set out below:

Name	Date of term expiration
Susan Kilsby	April 28, 2018
William Burns	March 14, 2018
Dominic Blakemore	December 31, 2017
Olivier Bohuon	June 30, 2017
Ian Clark	January 2, 2019
Gail Fosler	June 2, 2018
Dr. Steven Gillis	September 30, 2018
Dr. David Ginsburg	June 15, 2018
Sara Mathew	August 31, 2017
Anne Minto	June 15, 2018
Albert Stroucken	June 2, 2018

Executive Directors are appointed pursuant to service agreements, which are not limited in term.
Susan Kilsby
Non-Executive Chairman

Ms. Kilsby was appointed to the Board on September 1, 2011, and was appointed Chairman on April 29, 2014. She is also Chairman of the Nomination & Governance Committee. Ms. Kilsby currently holds Non-Executive Directorships at BBA Aviation plc, Goldman Sachs International and Fortune Brands Home & Security, Inc. She brings to her role extensive M&A and finance experience having enjoyed a distinguished global career in investment banking. She held senior positions with The First Boston Corporation, Bankers Trust, Barclays de Zoete Wedd and most recently Credit Suisse where she was Chairman of the EMEA Mergers & Acquisitions team until 2009 and a part-time senior advisor until 2014. Ms. Kilsby is also a former Director of Keurig Green Mountain, Inc., L’Occitane International S.A. and Coca-Cola HBC AG. She holds a BA in Economics and a MBA.

Dr. Flemming Ornskov
Chief Executive Officer

Dr. Ornskov was appointed to the Board on January 2, 2013, serving as Chief Executive Officer Designate prior to his appointment as Chief Executive Officer on April 30, 2013. Dr. Ornskov brings to his role his operational and medical knowledge and his extensive international, strategic and operational experience in the pharmaceutical sector. He is currently a Non-Executive Director of the Swiss-American Chamber of Commerce, having formerly held the positions of Non-Executive Chairman of Evotec AG and Non-Executive Director of PCI Biotech Holding ASA. From 2010 to 2012 he was Chief Marketing Officer and Global Head, Strategic Marketing for General and Speciality Medicine at Bayer. From 2008 to 2010 Dr. Ornskov served as Global President, Pharmaceuticals and OTC at Bausch & Lomb, Inc. He also served as Chairman, and later as President and Chief Executive Officer, of Life-Cycle Pharma A/S from 2006 to 2008, and as President and Chief Executive officer of Ikaria, Inc. from 2005 to 2006. Earlier in his pharmaceutical career Dr. Ornskov held roles of increasing responsibility at Merck & Co., Inc. and Novartis AG, following a distinguished period spent in hospitals and academic medicine. Dr. Ornskov received his MD from the University of Copenhagen, MBA from INSEAD and Master of Public Health from Harvard University.

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

William Burns
Senior Independent Non-Executive Director

Mr. Burns was appointed to the Board on March 15, 2010, and was appointed Senior Independent Director on April 28, 2016. He is a member of the Nomination & Governance Committee, the Remuneration Committee and the Science & Technology Committee. Mr. Burns brings to the Board extensive international R&D, commercial, business development and operational experience in the pharmaceutical sector. He is Vice Chairman of Vestergaard Frandsen and holds the position of Vice Chairman at Mesoblast Limited. In addition, he holds positions at Wellcome Trust, the Institute of Cancer Research and the University of Cologne/Bonn Center for Integrated Oncology. Mr. Burns worked for Roche from 1986 until 2009; most recently holding the position of CEO of their pharmaceuticals division and serving as a member of the Roche Group Corporate Executive Committee. Mr. Burns is a former Non-Executive Director of Roche Holding AG and Chugai Pharmaceutical Co, Ltd and former Chairman of Biotie Therapies Corp. He holds a BA (Hons) in Business Economics from the University of Strathclyde.

Dominic Blakemore
Non-Executive Director

Mr. Blakemore was appointed to the Board on January 1, 2014. He is Chairman of the Audit, Compliance & Risk Committee and a member of the Remuneration Committee. Mr. Blakemore brings to the Board strategic and financial experience as Executive Director and Group Chief Operating Officer, Europe at Compass Group PLC, having previously served as Chief Financial Officer. He has also held the positions of Chief Financial Officer at Iglo Foods Group and European Finance & Strategy Director, Corporate Finance Director, and Group Financial Controller at Cadbury plc. Earlier in his career he worked at PricewaterhouseCoopers where he advised pharmaceutical sector clients.

Olivier Bohuon
Non-Executive Director

Mr. Bohuon was appointed to the Board on July 1, 2015, and is a member of the Remuneration Committee and the Nomination & Governance Committee. He brings to the Board his extensive international business and leadership experience gained through roles held in pharmaceutical and healthcare companies across Europe, the Middle East and the US. Mr. Bohuon currently holds the positions of Chief Executive Officer at Smith & Nephew plc, Non-Executive Director at Biotech Promise and Non-Executive Director at Virbac SA, having previously served as Chief Executive Officer and President of Pierre Fabre Group and as President of Abbott Pharmaceuticals; a division of US-based Abbott Laboratories. He has also held diverse commercial leadership positions at GlaxoSmithKline and its predecessor companies in France. Mr. Bohuon has an MBA from HEC Paris School of Management and a doctorate in Pharmacy from the University of Paris.

Ian Clark
Non-Executive Director

Mr. Clark was appointed to the Board on January 3, 2017, and is a member of the Remuneration Committee and the Science & Technology Committee. He brings to his role his extensive leadership and biotechnology sector experience. He currently holds Non-Executive Directorships at TerraVia Holdings, Inc., Agios Pharmaceuticals, Inc., Corvus Pharmaceuticals, Inc. and Kite Pharma, Inc. and is a member of the Gladstone Institute. Mr. Clark served as Chief Executive Officer and Director of Genentech Inc. (part of the Roche Group) and Head of North American Commercial Operations for Roche until 2016. From 2003 to 2010 he held the positions of Head of Global Product Strategy and Chief Marketing Officer, Executive Vice President - Commercial Operations and Senior Vice President and General Manager - BioOncology at Genentech. Prior to this Mr. Clark was appointed President of Novartis Canada, having previously served as Chief Operating Officer for Novartis United Kingdom. He also held various sales and marketing roles at Sanofi and Ivax. Mr. Clark holds a Bachelor’s degree in Biological Sciences from the University of Southampton.

Gail Fosler
Non-Executive Director

Ms. Fosler was appointed to the Board on June 3, 2016 and is a member of the Audit, Compliance & Risk Committee. She brings to the Board her commercial, public policy and economics experience; currently serving as President of the GailFosler Group LLC, a strategic advisory service for global business leaders and public policy makers, which she has led since 2010. She is also Non-Executive Director and Chairman of Deschner Corporation. Ms. Fosler spent over 20 years at The Conference Board where she served as President and Trustee, Executive Vice President and Chief Economist. She is a former Director of Baxter International, Inc., Baxalta, Inc., Swiss Reinsurance America Corporation and Caterpillar, Inc. Ms. Fosler holds a Master of Business Administration degree in Finance from New York University and a Bachelor of Arts Degree in Economics from the University of Southern California.

Dr. Steven Gillis
Non-Executive Director

Dr. Gillis was appointed to the Board on October 1, 2012 and is a member of the Audit, Compliance & Risk Committee, the Remuneration Committee and the Science & Technology Committee. Dr. Gillis brings to the Board his extensive technical and scientific knowledge and commercial experience. He is currently a Managing Director at ARCH Venture Partners; a provider of venture capital for technology firms.  He is also Chairman and Non-Executive Director of PhaseRx Inc., Chairman of VBI Vaccines Inc. and Non-Executive Director of Pulmatrix, Inc. Dr. Gillis was a founder and director of Corixa Corporation, acquired by GlaxoSmithKline in 2005, and before that a founder and director of Immunex Corporation.
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

Dr. David Ginsburg
Non-Executive Director

Dr. Ginsburg was appointed to the Board on June 16, 2010, is Chairman of the Science & Technology Committee and is a member of the Nomination & Governance Committee. Dr. Ginsburg brings to the Board his clinical medical experience in internal medicine, hematology-oncology, and medical genetics, as well as his extensive basic biomedical laboratory research expertise. He currently holds the positions of James V. Neel Distinguished University Professor of Internal Medicine, Human Genetics and Pediatrics at the University of Michigan and Howard Hughes Medical Institute Investigator. Dr. Ginsburg obtained his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School. He is the recipient of numerous honors and awards, including election to membership at the National Academy of Sciences, the National Academy of Medicine and the American Academy of Arts and Sciences.

Sara Mathew
Non-Executive Director

Ms. Mathew was appointed to the Board on September 1, 2015, and is a member of the Audit, Compliance & Risk Committee and the Nomination & Governance Committee. Ms. Mathew brings to the Board her financial, strategic and technological experience having held various corporate leadership roles. She currently holds the position of Non-Executive Director at Campbell Soup Company and Freddie Mac. Until 2013 Ms. Mathew served as Chairman, President and Chief Executive Officer of Dun & Bradstreet, Inc. having spent 12 years at the company. Prior to this, Ms. Mathew worked for 18 years at Procter & Gamble where she held a variety of global finance and management positions including Vice President, Finance, Australia, Asia and India. She is also a former Non-Executive Director of Avon Products, Inc. Ms. Mathew received her MBA from Xavier University, her Accounting degree from the Institute of Cost & Works Accountants and her Bachelor’s degree in Physics, Mathematics and Chemistry from the University of Madras.

Anne Minto OBE
Non-Executive Director

Ms. Minto was appointed to the Board on June 16, 2010. She is Chairman of the Remuneration Committee and a member of the Nomination & Governance Committee. Ms. Minto brings to the Board her extensive legal, commercial and remuneration experience. She holds Non-Executive Directorships at Tate & Lyle PLC, ExlService Holdings, Inc. and the University of Aberdeen Court and is Vice Chairman and Trustee of the University of Aberdeen Development Trust. Ms. Minto held the position of Group Director, Human Resources at Centrica plc from 2002 to 2011 and was a member of the Centrica Executive Committee.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. She is also a former Director of Northumbrian Water plc and SITA UK. Ms. Minto holds a Law degree, a postgraduate diploma in Human Resources and is a qualified lawyer. She is also a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and a Member of Law Society of Scotland.

Albert Stroucken
Non-Executive Director

Mr. Stroucken was appointed to the board on June 3, 2016 and is a member of the Audit, Compliance & Risk Committee and the Remuneration Committee. Mr. Stroucken brings to the Board his manufacturing, commercial and international experience. He is currently a Non-Executive Director at Baxter International, Inc. Mr. Stroucken served as Executive Chairman of Owens-Illinois, Inc. until 2016, having served as Chairman, President and Chief Executive Officer from 2006 until 2015. From 1998 to 2006 Mr. Stroucken held the position of President and Chief Executive Officer of H.B. Fuller Company, adding the role of Chairman in 1999. He served as General Manager of the Inorganics division of Bayer AG from 1997 to 1998, serving as Executive Vice President and President of the Industrial Chemicals division of Bayer Corporation from 1992 to 1997. Mr. Stroucken served as a Non-Executive Director of Baxalta Incorporated until 2016.

David Kappler
Former Deputy Chairman and Senior Independent Non-Executive Director

Mr. Kappler was a member of the Board from April 5, 2004 until April 28, 2016. He also served as Deputy Chairman and Senior Independent Director, Chairman of the Nomination & Governance Committee and as a member of the Audit, Compliance & Risk Committee. Mr. Kappler brought to the Board his extensive knowledge and experience in financial reporting, risk management and internal financial controls. He held the position of Non-Executive Director at Flybe Group plc, served on the Board of InterContinental Hotels Group plc until 2014, was Chairman of Premier Foods plc until 2010 and held directorships at Camelot Group plc and HMV Group plc. He retired from Cadbury Schweppes plc in 2004 after serving as Chief Financial Officer since 1995. Mr. Kappler worked for the Cadbury Schweppes Group between 1965 and 1984 and rejoined the company in 1989 following its acquisition of the Trebor Group, where he was Financial Director. Mr. Kappler is a Fellow of the Chartered Institute of Management Accountants.

Shire Executive Committee

Ginger Gregory
Chief Human Resources Officer

Ms. Gregory joined Shire in 2014 and serves as Chief Human Resources Officer. She was previously Chief Human Resources Officer at Dunkin’ Brands Group, Inc. prior to which she held various roles at Novartis, Novo Nordisk and Bristol-Myers Squibb Company. Ms. Gregory holds a PhD in Industrial Organizational Psychology from The George Washington University.

William Mordan
General Counsel and Company Secretary

Mr. Mordan joined Shire in 2015 and serves as General Counsel and Company Secretary. He previously served as General Counsel and Company Secretary at Reckitt Benckiser Group plc in the UK, prior to which he held various roles at Procter & Gamble in the US, Mexico and Brazil. Earlier in his career, Mr. Mordan served as a clerk in the U.S. Court of Appeals for the Sixth Circuit. He holds a Juris Doctor degree from the University of North Carolina.

Perry Sternberg
Head of U.S. Commercial

Mr. Sternberg joined Shire in 2013 and is Head of US Commercial. He was previously Vice President & General Manager, U.S. & Canada Pharmaceuticals at Bausch & Lomb. Prior to that, Mr. Sternberg held various roles at Novartis Ophthalmics, Novartis Pharmaceuticals and Merck & Co., Inc. He holds a bachelor’s degree in Animal Bioscience from Pennsylvania State University.

Kim Stratton
Head of International Commercial

Ms. Stratton joined Shire in 2013 and is Head of International Commercial. She was previously Global Head of Group Country Management & External Affairs for Novartis. Prior to that, Ms. Stratton held various roles of increasing responsibility at Novartis, Bristol Myers Squibb and AstraZeneca. She qualified as a State Registered Nurse at the Royal North Shore Hospital.

Dr. Philip Vickers
Head of Research and Development

Dr. Vickers joined Shire in 2010 and is Head of Research and Development. He previously led Research and Development for Shire’s Rare Diseases Business Unit, prior to which he held various roles at Resolvyx Pharmaceuticals, Boehringer Ingelheim Pharmaceuticals, Pfizer and Merck & Co. He holds a PhD in Biochemistry from the University of Toronto.

Matthew Walker
Head of Technical Operations

Mr. Walker joined Shire in 2016 and is Head of Technical Operations. Previously he worked at Pfizer for over 20 years in engineering and operations roles within the supply organization - his last two positions being Operations Lead for Sterile Injectables and Operations Lead for Biologics/Vaccines. Prior to Pfizer, Mr. Walker worked as a Project Director for John Brown Engineering and Construction. He holds a bachelor’s degree in Chemical Engineering from Tufts University.

Mark Enyedy
Former Head of Corporate Development

Mr. Enyedy was with Shire between 2013 and 2016. He was Head of Corporate Development and held the additional positions of General Counsel and Company Secretary on an interim basis during 2015. He previously served as Shire’s Internal Medicine Business Unit Head from August 2013 until April 2014. Prior to joining Shire Mr. Enyedy was Chief Executive Officer at Proteostasis Therapeutics, Inc. Mr. Enyedy also held positions with Genzyme Corporation and practiced law at the firm Palmer & Dodge.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as of December 31, 2016, were Mr. Blakemore, Ms. Fosler, Dr. Gillis, Ms. Mathew and Mr. Stroucken.

The Board has determined that Mr. Blakemore is the serving financial expert on the Audit, Compliance & Risk Committee and that he is independent as defined under applicable SEC rules. A description of Mr. Blakemore’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Code of Ethics is posted on Shire’s website at www.shire.com.

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

ITEM 11: Executive Compensation

In respect of the financial year to December 31, 2016, the total compensation paid to Shire plc’s directors and executive officers as a group for the periods during which they served in any capacity was $20.56 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.22 million. During 2016, members of the group were granted awards over ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 27, Share-based Compensation Plans, to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company provides information on the individual compensation of its directors in the Directors’ Remuneration Report included within its Annual Report filed with the United Kingdom Listing Authority (“UKLA”). As the Directors’ Remuneration Report is made publicly available, it is reproduced in full below. As of the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to approval by Shire plc’s shareholders at the Company’s AGM. The Directors’ Remuneration Report contains financial measures not calculated and presented in accordance with U.S. GAAP. The measures are identified by use of the descriptive term “Non-GAAP”. The most directly comparable measures calculated and presented in accordance with U.S. GAAP, and reconciliation to such measures, are provided on page 138.

Directors’ Remuneration Report

Index to the Directors’ Remuneration Report

This report has been prepared in compliance with Schedule 8 of the Large and Medium sized Companies and Groups (Accounts and Reports) Regulations 2008 (as amended by the 2013 Regulations) (the “Schedule 8 Regulations”), as well as the Companies Act 2006 and other related regulations. This report is set out in the following key sections:

Part 1 - Annual Statement

Part 2 - Annual Report on Remuneration
a) Implementation of Directors’ Remuneration Policy in 2017
b) 2016 single total figure of remuneration for Executive Directors (subject to audit)
c) Other audited disclosures
d) 2016 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)
e) Non-audited disclosures

Appendix - Directors’ Remuneration Policy - key elements
a) Executive Director remuneration policy
b) Chairman and Non-Executive Director remuneration policy
c) Recruitment remuneration policy
d) Service contracts and termination arrangements

The Annual Report on Remuneration (Part 2) will be put to an advisory shareholder vote at the 2017 AGM. The Directors’ Remuneration Policy (the “Policy”) was approved by shareholders at the 2015 AGM (April 28, 2015) and is intended to be effective until the 2018 AGM. The key parts of the Directors’ Remuneration Policy are provided as an Appendix for completeness. The complete Policy as approved by shareholders can be found within the 2014 Directors’ Remuneration Report available on the Company’s website.

Part 1 - Annual Statement

Dear shareholder,

I am pleased to present the Directors’ Remuneration Report (“DRR”) for the financial year ending December 31, 2016 - a year of extraordinary change for Shire. With the acquisition of Baxalta, Shire is now the world’s leading global biotech company focused on rare diseases. While this acquisition marks an inflection point in our Company’s evolution, our journey continues. This letter and the subsequent content of the Directors’ Remuneration Report have been set out to help shareholders understand our remuneration structure and how it supports Shire’s strategy and performance.
During 2016, I have personally spent a great deal of time with our largest shareholders to encourage a deeper dialogue and understanding of their perspective. Following the disappointing vote on our Remuneration Report at the 2016 Annual General Meeting (“AGM”), it was extremely important to both me and the Remuneration Committee (the “Committee”) that we understood the concerns of those that voted against the report last year as we have always enjoyed strong support from our shareholders. We have consulted fully with shareholders on the proposed changes to the incentive targets for our in-flight (outstanding) awards as a result of the Baxalta acquisition. Further details of the decisions taken by the Committee in 2016 following these shareholder consultations are summarized later in this letter. The Committee and I found the high level of shareholder engagement and insight from these conversations extremely helpful as we deliberated on key remuneration decisions in 2016. We look forward to continuing these important conversations during the course of 2017 as we enter into the triennial renewal of our Remuneration Policy.
Within this letter I have set out information on our Remuneration Policy and key decisions made during the year. This is followed by the Annual Report on Remuneration on pages 109 to 128, which gives full details of how the approved Policy was implemented in 2016 and will be applied in 2017. For completeness, the key parts of our approved Remuneration Policy are provided as an appendix to this report.
A game changing year

For Shire, 2016 was a truly remarkable year. On June 3, 2016, we completed the acquisition of Baxalta, creating the world’s leading global biotech company focused on serving patients with rare diseases. Throughout this year of change, our U.S. and Swiss-based executive team provided exceptional business leadership. As a result of their vision, commitment and dedication, the combined business has continued to deliver value to shareholders during 2016.
The acquisition of Baxalta has transformed the scale and reach of Shire’s business. We have established the strongest innovative clinical pipeline in Shire’s 30 year history. We now have roughly 40 programs in the clinic, with a significant focus on areas of high unmet medical need and rare disease patient populations. About 20 of these programs are in the later stages of development. Given the robustness of our pipeline, we expect it will continue to deliver value to our business and importantly to our shareholders over the longer term.

Beyond our pipeline, we have multiple, durable, best-in-class products and have enhanced our diversification with Shire medicines available in more than 100 countries around the world. Shire now holds the number one position (by sales) in each of Hemophilia, Attention Deficit Hyperactivity Disorder (ADHD) and Hereditary Angioedema (HAE). With the successful launch of XIIDRA in 2016, we have the fastest growing product in the dry eye disease market, setting the framework for future leadership in ophthalmology.

This period of great organizational change has not been without its challenges. We have effectively integrated 17,000 new colleagues to create an organization of approximately 24,000 employees across 68 countries in record time due to the exceptional leadership of our executive team. We remain on track to achieve our increased guidance of at least $700 million in cost synergies by year three post-close.

Highlights of integration with Baxalta

•	Key staff and talent successfully retained

•	Employee workforce is highly engaged

•	On track to achieve at least $700m cost synergies post-close in year three

•	One-off integration costs in line with expectations

•	Integration teams continue achievement of major milestones

•	Consolidation of key sites

Alongside the Baxalta acquisition, the continued integration of other recent acquisitions such as ViroPharma, NPS and Dyax has been delivered on time and ahead of expectations. The success of these deals has helped create a strong foundation of core integration skills, which we have successfully applied to the Baxalta transaction. This builds on our ability to deliver cost and revenue synergies.
We also had the honor of being awarded the Pharma Company of the Year at the 2016 Scrip Awards. Additional 2016 achievements during this intense period of integration and organizational change are outlined below.
Major approvals and launches

•	FDA Approval and U.S. launch of XIIDRA (lifitegrast) for Dry Eye Disease

•	Approval and U.S. launch of CUVITRU for Primary Immune Deficiency in Europe and the U.S.

•	EMA Approval and launch of ONIYDE for second Line Metastic Pancreatic Cancer

•	Approval of Vyvanse in Canada for Binge Eating Disorder (BED) in adults

•	Approval of Liadla in adults in Japan for Ulcerative Colitis (UC)

•	Launch of VONVENDI in adults in the U.S. for Von Willebrand disease (VWD)

•	Two new indications for ADYNOVATE in U.S.; Pediatric and surgery indications

Development progress and other events

•	Resubmission for FDA approval for SHP465 for ADHD

•	Two Breakthrough Therapy FDA Designations - SHP621 for eosinophilic esophagitis (EOE) and SHP625 for progressive familial intrahepatic cholestasis type 2 (PFIC2)

•	One Fast Track FDA Designation - SHP625 for nonalcoholic steatohepatitis (NASH)

•	Completed Enrollment for Phase 3 Studies - SHP609: Hunter Syndrome (IT Program) and SHP643: HAE

•	Completion of Phase 2 Study - SHP607: complications of prematurity

•	License - SHP647 integrin antagonist for Crohn’s Disease (CD) and UC

•	Announcement of future innovation Hub - expansion of Cambridge, MA operations for rare diseases innovation Hub

Shareholder engagement during 2016

•
The Remuneration Committee undertook two significant rounds of consultation with shareholders during 2016. The first, in the lead up to the 2016 AGM, focused on the salary increase awarded to the CEO during 2015. The purpose of this consultation was to explain the rationale for the increase and why we as a Committee, had been unable to approach shareholders at an earlier point due to the communication and legal restrictions placed on us as a result of the ongoing negotiations with Baxalta. During these discussions no price sensitive information was discussed with shareholders.

•
The second round of shareholder consultation was then conducted over the six months following the 2016 AGM to a) understand shareholder views where they had voted against the Remuneration Report at the 2016 AGM and b) to discuss the proposed revised targets for our in-flight incentive awards to reflect the change in Shire’s business following the Baxalta transaction. In particular, a working group was formed with a number of shareholders to discuss the impact on Return on Invested Capital (“ROIC”) post-acquisition.

•
I found these engagements incredibly helpful to understand our shareholders’ points of view and I would like to thank our shareholders who invested their time during these consultation exercises. These conversations helped the Committee understand the views of our shareholders and also enabled us to put in place a set of revised Long Term Incentive Plan (“LTIP”) targets to ensure that the in-flight incentives remain relevant to participants and appropriately stretching given the scale of the new business.

Revised targets post Baxalta
Following the 2016 AGM, I wrote to our largest shareholders to discuss our proposed approach to revising our incentive targets to reflect the impact of the Baxalta acquisition on the Shire business and to ensure that the targets in place were suitably stretching for the business going forward. In determining the revised 2015 and 2016 LTIP targets, the Committee carefully weighed the following elements:

•
Shareholder feedback - Based on the initial shareholder feedback received after the AGM, the Committee met multiple times to discuss the revisions to the target ranges for the 2015 and 2016 in-flight long-term performance award cycles. I then wrote to shareholders in early August with the proposed target ranges. In late August and throughout September I had meetings with over 20 of our top shareholders, as well as the Investment Association and ISS, to discuss the revised target ranges and any other issues shareholders wished to raise. Based on this feedback, we circulated the revised ranges in September, which were aligned with the Board’s view of the future of the business.

•
Consensus forecasts - The Committee also reviewed the amended 2015 and 2016 LTIP performance ranges against consensus forecasts available at the time. Based on those consensus estimates, we are confident that the revised ranges are both stretching in the context of our anticipated business performance and analyst expectations. The top-end of the revised ranges requires double digit growth for Product Sales and EBITDA over the remaining period. The Committee considers this level of performance stretching in both the context of the business and the wider sector in which we operate.

•
Performance expected from the NPS and Dyax acquisitions - For the 2015 LTIP awards, the revised targets were also adjusted to include the performance expected from the NPS and Dyax acquisitions (these were not included in the original 2015 assessment as the acquisitions occurred after the original targets were set). This approach ensures that the revised 2015 targets reflect the expected future performance for Shire’s entire combined business.

While the adjustments to both the Product Sales and Non GAAP EBITDA targets as a result of the transaction have materially increased the ranges for both awards, the Non GAAP Adjusted ROIC underpin for the 2015 and 2016 awards has been reduced to 7.75%. This reflects the short to medium downward impact on ROIC as a result of the considerable increase in our invested capital following the Baxalta deal, combined with the recent NPS and Dyax acquisitions. This logic and the detailed analysis behind it was discussed in many of the meetings with our shareholders, who recognized the need to adjust the underpin for these two in-flight awards as a result of the short-term disconnect between the immediate level of capital being invested by the business and the delay in the increased returns that this investment will generate over time.

For the 2017 LTIP, we understand that shareholders expect that the ROIC underpin will increase going forward to hold management accountable to the anticipated improvement in returns as a result of our acquisitions. Calibrating the level of the ROIC underpin is of pivotal importance as the underpin hurdle must be achieved in order for any award earned under the 2017 LTIP to vest. (The award earned under the 2017 LTIP is dependent on the Product Sales and EBITDA performance against the ranges set out below and then vests based on the ROIC underpin.)

With this in mind, the ROIC underpin for the 2017 LTIP award has been set such that the business must achieve an average ROIC of 8.5% over the three year performance cycle before 100% of the award earned under the plan will vest. Given the level of stretch performance that an average three year 8.5% ROIC underpin will require over the performance period, the Committee also want to ensure that the plan continues to incentivize management. To this end, we have introduced a sliding scale ROIC underpin for the three year performance period. The threshold of the sliding scale ROIC underpin has been set at 7.5% with an associated 25% payout of the funded award earned based on the achievement of the Product Sales and EBITDA performance metrics. The maximum of the sliding scale ROIC underpin is 8.5% which results in 100% payout of the funded award based on the achievement of the Product Sales and EBITDA performance metrics. The vesting level of payout levels between the minimum and maximum levels of ROIC underpin will be calculated based on a straight-line interpolation. The Committee believes a sliding scale of this nature will ensure a material increase in the level of the underpin must be achieved for 100% of the earned award to vest which is aligned with shareholder expectations while remaining motivational to management during the three year performance period. It should be further noted that the threshold level of ROIC performance at 7.5% equates to the same level of earnings performance as was previously incorporated in the 7.75% underpin for the 2015 and 2016 LTIP awards after adjustments for changes in foreign exchange rates and purchase accounting related to the Baxalta acquisition.
The revised targets for the 2015 and 2016 LTIP awards and the new targets for the 2017 LTIP awards are summarized in the table below:

	2015 LTIP award (adjusted in-flight)	2016 LTIP award (adjusted in-flight)	2017 LTIP award (new grant)
Product Sales	$13,953m - $15,389m	$15,000m - $17,000m	$16,000m - $18,000m
EBITDA	$6,414m - $7,143m	$6,645m - $7,940m	$7,510m - $8,750m
ROIC underpin	7.75%[1]	7.75%[1]	7.5% (25%) - 8.5% (100%)[2]
1The underpin must be achieved before any vesting of the award can occur.
2The underpin is set as a sliding scale such that a maximum of 25% of the total award would be able to vest for average ROIC performance over the period of 7.5% rising on a straight line basis to 100% of the award being available for vesting for average ROIC performance over the period of 8.5%.

Details of the revisions made to the 2016 Annual Bonus awards are set out in Part 2(b) of this report.

Remuneration Policy renewal

Through the course of our discussions with shareholders in 2016, some asked if Shire would be renewing our Remuneration Policy in 2017 - a year ahead of schedule - given the outcome of the 2016 AGM vote. The views of our shareholders are extremely important to us and we take the 2016 AGM voting outcome very seriously. Bearing these views in mind, the Committee deliberated the timing of the Policy renewal at length. After careful consideration, we concluded that it would be in the interests of all concerned to renew the policy at the 2018 AGM as planned for the following reasons:

•
The existing Remuneration Policy has the flexibility to address the issue of quantum. Many shareholders who suggested that we should bring our policy back for a new vote were primarily focused on the increase in quantum which occurred as a result of the salary increase awarded to our CEO in 2015. The Committee believes that we already have sufficient flexibility to react to this feedback under our existing Remuneration Policy in 2017. As such, we have materially reduced the LTIP grant to both of our Executive Directors to 575% of salary for 2017. For the CEO, this is 20% less than the level of award made last year and more than 30% less than the maximum award level permissible under the Policy. The 2017 grant level of 575% provides a significantly lower opportunity level for our CEO when compared to the maximum opportunity of 840% under his previous base salary. While we believe this significant reduction in the LTIP quantum demonstrates that we have taken material action as a result of last year’s vote, the Committee feels it is important to confirm that we fully support the CEO and that we are of the view that he has performed exceptionally well over the year, as evidenced by the EAI (short term incentive) outcome (see below for further details). Further, we recognize the long-term value that has been created by the CEO since joining the organization in 2013 and in particular the transformational impact that the acquisition of Baxalta has had on the Company which is reflected in the significant increase in the size, scale and complexity of the combined organization.

•
The business is going through a period of extraordinary change. While the initial integration was completed within the first six months, the organizational structure, cultural expectations and overall business operations under the newly combined entity are very new. We believe that the Remuneration Policy is a critical part of our employee value proposition as many of the design elements will cascade throughout the organization and impact employees below Executive Director level. To this end, we plan to take the time needed in 2017 to review our pay structure carefully to ensure that it is effective and we will fully engage with our shareholders during that process.

•
The existing Remuneration Policy already includes key best practice provisions. Shire was a frontrunner in implementing strong governance provisions, including malus and clawback clauses as well as a post vest holding period on the LTIP resulting in a five year period from grant to final release of Performance Share Units (“PSUs”) and Stock Appreciation Rights (“SARs”).

•
The future Remuneration Policy must appropriately balance pay practice for our U.S. based Executive Committee and recognition of our UK listing. Both our CEO and CFO, and all but one of our Executive Committee members, are based in the U.S. The remaining Executive Committee member is based in Switzerland. Further, 68% of our revenues and 58% of our workforce are also U.S. based. As such, any revisions to our Remuneration Policy will need to be fully informed by biotech sector practice in the U.S. as well as FTSE 100 practice in the UK. For this reason, the Committee believes that it is vital to take sufficient time to ensure our approach to remuneration appropriately balances the proportion of the business in the U.S., while recognizing our UK listing and global footprint.

Given all these factors, we will come back to shareholders with a realigned Remuneration Policy for the new combined entity in the autumn of 2017 for approval at the 2018 AGM.

Engaging with proxy advisors during 2016

•
As a result of mutual reaching out in 2016, we had constructive discussions with ISS and Glass Lewis on both our broader policy design and disclosures. We found these talks extremely informative and helpful.

•
We specifically engaged with ISS to better understand the pay for performance methodology they use within the reports they prepare for investors. We raised concerns regarding the selection of a purely European peer group for comparison with Shire given our significant employee base and operational presence in the U.S., as well as having significant business and revenue generation outside of the European market.

•	ISS confirmed that their methodology precludes them from comparing Shire to any U.S. based peer company unless we lose our Foreign Private Issuer status.

•	While we understand the methodology used by ISS for peer group benchmarking cannot currently be changed, we appreciated their willingness to talk with us about their approach.

•
Separately we were approached by Glass Lewis to discuss a number of items, including our approach to our 2015 DRR disclosure. They iterated the benefits of clearly tying our remuneration decisions to our business strategy as well as general transparency on our approach to making remunerations decisions. We have worked to incorporate that feedback into this disclosure as well as through other opportunities to engage with shareholders.

Remuneration outcomes for the year
2016 single total figure of remuneration for Executive Directors

Executive Director	Base salary	Retirement benefits	Other benefits	Short-term incentives		Long-term incentives	2016 Total	2015 Total[1]
				Cash	Shares
F. Ornskov ($000)	1,688	506	582	1,994	665	4,891	10,326	16,939
J. Poulton ($000)	587	147	55	622	207	133	1,751	921
Note: all figures have been rounded to the nearest thousand.
1 In the 2015 DRR, the vesting value of Dr. Ornkov's long-term incentives was calculated using the average share price over the last quarter of 2015 of $207.85 per the relevant UK regulations. This figure has been restated to reflect the actual share prices at the vesting dates of these awards on February 28, 2016 and May 2, 2016 per the relevant UK regulations. The result is that the previously disclosed figure of $16,814,360 has been restated to $12,171,565. Dr. Ornskov's total single figure of remuneration has therefore also been restated from $21,579,864 to $16,937,070 (and subsequently rounded).

Short-term incentives (Executive Annual Incentive (“EAI”)):

2016 was another year of strong, profitable growth and excellent achievement against non-financial metrics including the approval and launch of XIIDRA, the successful integration of Baxalta and Dyax, the advancement of our rare disease focused R&D pipeline and significant improvements in the strength of our technical operations capabilities. This strong performance resulted in a corporate funding level of 127.21% for the bonus pool. The bonus works such that a particular funding level under the Corporate Scorecard results in a potential range of annual incentive payouts for an individual depending on their formal individual performance rating. Shire has four individual performance ratings under this assessment: Does Not Meet expectations, Meets Sometimes, Consistently Meets expectations and Consistently Exceed expectations. The Committee determined that both the CEO and CFO have delivered extraordinary leadership of the business and performed extremely well against the objectives set for each of them in 2016. As such they were rated Consistently Exceeds which, given the 127.21% funding level under the Scorecard, generated a potential annual incentive payout range for 2016 of 150% to 200% of target bonus. The Committee therefore determined it was appropriate to award the midpoint of the potential range and both individuals will therefore receive a bonus of 175% of target, which is equal to 158% of salary for the CEO and 140% for the CFO.

Long-term incentives:

The final outcome under the 2014 Portfolio Share Plan1 (“PSP”) resulted in a vesting level of 100% of maximum, reflecting solid financial performance over the last three years against the Non GAAP EBITDA and Non GAAP Adjusted ROIC measures within the 2014 PSP performance matrix.
Given that over 80% of the performance period for this award (originally granted in 2014) had already passed at the time the acquisition of Baxalta was completed, no revisions were made to the performance measure targets set for the 2014 PSP award. The original targets remained in place as disclosed in the 2014 DRR (and are provided for reference on page 117 of this report). The combined business results at the end of FY2016 were adjusted to remove the impact of Baxalta in assessing performance to determine the appropriate level of vesting that should occur. Baxalta was therefore treated as a Significant Adjusting Event (“SAE”) for the purposes of performance assessment for the 2014 PSP award (see page 117 of the report for further details).
I discussed this approach with shareholders as part of the 2016 consultation process and all indicated their support. Further, the NPS and Dyax acquisitions have been treated as SAEs in determining the vesting of the 2014 PSP award. We are very conscious that, as a result of three major acquisitions over the performance period of this award, there are significant adjustments to the reported numbers to determine the appropriate vesting level. We have therefore provided the unadjusted results under the 2014 performance matrix for comparison and to provide greater transparency to shareholders on page 118 of the report.

1 Legacy Shire Portfolio Share Plan which was replaced by the Shire Long Term Incentive Plan approved by shareholders in 2015.

Summary of Remuneration Policy (to apply up to the 2018 AGM) and Implementation in 2017

Implementation in 2017
	CEO	CFO
Base salary 2017 annualized base salary (effective April 1, 2017 for the CFO).	$1,688,000 0% increase (salary freeze)	$609,760 3% increase
Retirement benefits and other benefits
Retirement benefits include the cash value of the total Company contributions to the Company plans.
Other benefits represent the value of annualized benefits included in the summary of 2016 remuneration table in Part 2(b) of this report (excluding any one-off items).
	30% of salary (retirement benefits)	25% of salary (retirement benefits)
Executive Annual Incentive (EAI)	On-target = 90% of salary Maximum = 180% of salary	On-target = 80% of salary Maximum = 160% of salary
Long-Term Incentive Plan (LTIP)[1]
Represents the 2017 LTIP award to be granted to the CEO and CFO. The maximum grant under the Remuneration Policy is 840% of salary which is indicated by the grey outline on the charts.
	575% of base salary (2017 LTIP award) On-target = 50% vesting	575% of base salary (2017 LTIP award) On-target = 50% vesting
1 In accordance with the Schedule 8 Regulations, no allowance has been made for share price appreciation. SAR awards are valued with the same Black-Scholes model that is used to determine the share based compensation cost included in the Company’s consolidated statements of income. Per standard practice, any dividend shares receivable have not been included

Executive Directors’ actual shareholdings and shareholding guidelines as at December 31, 2016

Executive Directors are required to meet their shareholding guideline within a five year period following their appointment. The Committee believes that share ownership is an important means to support long-term commitment to the Company and the alignment of executives’ interests with those of our shareholders.
2017 LTIP award
During my conversations with shareholders, a number noted that the combination of both the salary increase awarded to the CEO in 2015 and the maximum LTIP opportunity of 840% of base salary could result in significant levels of remuneration. Although the CEO’s 2016 LTIP award was equal to 725% of salary and therefore not at the maximum level possible under the Policy, the Committee nonetheless takes the issue of the quantum of the CEO’s pay very seriously. On a total compensation basis, our CEO’s pay is below the lower quartile of both the Global Biotech and U.S. BioPharma peer groups. However, the Committee is conscious that external benchmarking is only one reference point when setting pay levels. For 2017, the Committee has decided to make an LTIP grant of 575% of salary to both the CEO and CFO. As set out above, the CEO’s award is 20% less than the level of award made last year and more than 30% less than the maximum award level permissible under the Policy. This therefore results in a significantly lower opportunity for our CEO than would have been the case under his previous salary at either the maximum award level or last year’s grant level. We hope that this significant reduction in the LTIP quantum demonstrates that we have listened to shareholders as a result of last year’s vote and have taken material action as a result. Within this context, and as outlined above, it is important to confirm that the Committee fully supports the CEO and that we are of the view that they he has performed exceptionally well over the year, as evidenced by the EAI outcomes.
Looking ahead to 2017 and 2018

•	The Committee will be conducting a full Policy review during 2017 in the lead up to the binding shareholder vote on a revised Remuneration Policy at the 2018 AGM.

•
The purpose of the review will be to ensure the remuneration structure that we have for the coming years is fit for purpose and aligned with the strategy of the new business following the acquisition of Baxalta.

•
The discussions with our shareholders during 2016 have already identified some specific areas that we want to review as part of the Policy renewal process, including but not limited to the appropriate balance of pay practices for our U.S.-based executives, the selection and balance of performance measures across our incentives, and the shareholding requirements for our executives in order to ensure further alignment with the interests of our shareholders over the longer term.

•	I will be in contact again with our shareholders during 2017 to seek their views on how we pay our executives at Shire.

Concluding remarks

Finally, I would like to thank my fellow members of the Remuneration Committee for their total commitment and engagement in an intensive year for the business, necessitating many additional meetings. I would also like to welcome Albert Stroucken who was appointed to the Committee following the acquisition of Baxalta. Al’s experience on the Board of Baxalta is already proving highly valuable in our deliberations. 2017 will be a critical year for Shire as we continue to integrate the legacy Baxalta organization. I also would like to thank both the Shire and PwC teams for their tremendous support throughout a very challenging and demanding year.

I remain passionately committed to overseeing a Directors’ Remuneration Policy that works for Shire’s business and our shareholders. Over the coming year I intend to continue our high level of engagement with shareholders, which I know the Committee will find invaluable as it reviews the current Policy.
Anne Minto OBE
Chairman of the Remuneration Committee

Part 2 - Annual Report on Remuneration

a) Implementation of Directors’ Remuneration Policy in 2017
In 2017, the Executive Director and Non-Executive Director Remuneration Policies will be implemented as follows:

Executive Director Remuneration Policy

Fixed elements - Base salary

Implementation in 2017 - Base salaries effective April 1, 2017
CEO	$1,688,000 (0% increase on prior year)
CFO	$609,760 (3% increase on prior year)

CEO: Following the 25% salary increase awarded to Dr. Ornskov during 2015, the Committee has committed to freezing his salary at this level for the next three years.

CFO: Following the year end review, the Committee made the decision to award Jeff Poulton a base salary increase of 3%, to give him an annual base salary of $609,760 effective April 1, 2017 (in line with the salary increase effective date for all other employees). This reflects his continued strong corporate performance and leadership and is in line with the average salary increase awarded across the broader organization.

Fixed elements — Retirement and other benefits

The implementation of policy in relation to pension and benefits is unchanged and in line with the disclosed policy in the Appendix of this report.

Short-term incentives — Executive Annual Incentive (EAI)

2017 EAI outcome
CEO	180% of base salary (no change from prior year)
CFO	160% of base salary (no change from prior year)

A scorecard approach will continue to be used for the 2017 EAI and this will be comprised of 75% financial and 25% non-financial performance measures. This weighting recognizes the critical importance of financial results to our shareholders and bonus affordability as well as the important role that non-financial performance plays in the success and growth of the Company. These measures are aligned with and support our four key strategic drivers for 2017 of Growth, Innovation, Efficiency and People.

The targets themselves are considered to be commercially sensitive on the grounds that disclosure could damage the Company’s commercial interests. However, retrospective disclosure of the targets and performance against them will be provided in next year’s Annual Report on Remuneration to the extent that they do not remain commercially sensitive at that time. Financial and non-financial targets are set at the start of the performance year and are approved by the Committee. The Committee believes the 2017 targets are suitably challenging, relevant and measurable.

The 2017 corporate scorecard is set out below:

Long-term incentives - LTIP

2017 LTIP award
CEO	575% of base salary (2016: 725%)
CFO	575% of base salary (2016: 672%)

Following the year end review, the Committee made the following 2017 LTIP award decisions which are in line with the disclosed policy in the Appendix of this report.

2016 LTIP award	Award type	Face value of threshold vesting (% of 2017 salary1)	Face value of maximum vesting (% of 2017 salary1)	Face value of maximum vesting (000’s)
Flemming Ornskov	SAR	66%	329%	$5,546
	PSU	49%	246%	$4,160
Jeff Poulton	SAR	66%	329%	$1,945
	PSU	49%	246%	$1,459
The face value allocation between SARs and PSUs is estimated as it is determined on an expected value basis upon grant.
1 As of January 1, 2017.

In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

The 2017 LTIP awards will continue to be tested against two independent measures at the end of a three year performance period: 50% Product Sales targets and 50% Non GAAP EBITDA targets. The Committee will also use a Non GAAP Adjusted ROIC underpin at the end of the performance period to ensure vesting levels reflect the sustainability of revenue and profit growth. The performance period for the 2017 LTIP awards will span January 1, 2017 to December 31, 2019.

The 2017 LTIP targets for Product sales and Non GAAP EBITDA are based off the Company’s Long Range Plan and are considered appropriately challenging by the Committee. In setting the level of the ROIC underpin, the Remuneration Committee has taken on board views expressed by shareholders as part of the 2016 consultation and the projected financial performance of the business. The ROIC underpin has therefore been set as a sliding scale. The threshold of the sliding scale ROIC underpin has been set at 7.5% with an associated 25% payout of the funded award earned based on the achievement of the Product Sales and EBITDA performance metrics. The maximum of the sliding scale ROIC underpin is 8.5% which results in 100% payout of the funded award base on the achievement of the Product Sales and EBITDA performance metrics. The vesting level of payout levels between the minimum and maximum levels of ROIC underpin will be calculated based on a straight-line interpolation.

The performance targets and ROIC underpin range for the 2017 LTIP award are set out below.

2017 LTIP targets	Threshold	Maximum
Product Sales	$16,000m	$18,000m
Non GAAP EBITDA[1]	$7,510m	$8,750m
Non GAAP Adjusted ROIC underpin[2]	7.5%	8.5%
1 This is a Non GAAP financial measure. For reconciliation to U.S. GAAP please see page 138.
2 Any outcome of the Product Sales and Non GAAP EBITDA measure may only pay out to the extent that the Non GAAP Adjusted ROIC sliding scale underpin is achieved.

Clawback and malus arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

Chairman and Non-Executive Director remuneration policy

2017 fee levels for the Chairman and Non-Executive Directors remain unchanged for the third year since 2015.

Basic fees (effective January 1, 2017)	2017
Chairman (inclusive of all committee appointments)	£450,000
Senior Independent Director	£98,000
Non-Executive Director	£93,000

The Chairman and Non-Executive Directors will continue to receive 25% of their total fees in the form of shares.

In addition to the basic fee, a committee fee will be paid to the members and Chairman of the Audit, Compliance & Risk, Remuneration, Science & Technology and Nomination & Governance Committees.

Committee fees (effective January 1, 2017)	Chairman	Member
Audit, Compliance & Risk	£25,000	£12,500
Remuneration	£25,000	£12,500
Science & Technology	£20,000	£10,000
Nomination & Governance	£17,500	£8,750

Non-Executive Directors (excluding the Chairman) will also receive the following additional fees for attending Board and Committee meetings in addition to those scheduled as part of the normal course of business:

•	Board meeting - additional £2,000 per meeting

•	Committee meeting - additional £1,000 per meeting

The Chairman and Non-Executive Directors will continue to receive an additional fee of £5,000 where transatlantic travel is required to attend Board meetings.

b) 2016 single total figure of remuneration for Executive Directors (subject to audit)

2016 Single Total Figure of Remuneration ($’000)
CEO	$10,326 (2015: $16,939)
CFO	$1,751 (2015: $921)

•
The CEO’s single total figure of remuneration for 2016 reflects a blend of strong corporate performance over the EAI and LTIP performance periods. The 2016 value is significantly lower than the 2015 value in part because the 2015 value reflects the vesting of a number of share awards that were granted to him upon appointment. Additionally, the vesting value of Dr. Ornskov’s 2015 long-term incentives has been restated to reflect the actual share prices at the vesting dates of these awards. The result is that the previously disclosed figure of $16,814,360 has been restated to $12,171,565. Dr. Ornskov's 2015 total single figure of remuneration has therefore also been restated from $21,579,864 to $16,937,070 (and subsequently rounded).

•	The CFO received a notable increase in his single total figure of remuneration from 2015 to 2016 because 2016 reflects his first full year as CFO.

The summary table of 2016 remuneration for the Executive Directors comprises a number of key components which are set out in further detail in the relevant sections that follow.

($'000)		Fixed elements				Variable elements				Total
		Base salary	Retirement benefits	Other benefits	Total fixed pay	Short-term incentives - EAI		Long term incentives - PSP[1]	Total variable pay
						Cash element	Deferred share element
Flemming Ornskov	2016	1,688	506	582	2,776	1,994	665	4,891	7,550	10,326
	2015	1,521	456	55	2,032	2,051	684	12,172	14,907	16,939
Jeff Poulton[2]	2016	587	147	55	789	622	207	133	962	1,751
	2015	388	82	42	512	307	102	—	409	921
Note: Flemming Ornskov's and Jeff Poulton's remuneration, which is paid through the U.S. payroll, is reported in U.S. Dollars. All figures have been rounded to the nearest thousand.
1 In the 2015 DRR, the vesting value of Dr. Ornkov's long-term incentives was calculated using the average share price over the last quarter of 2015 of $207.85 per the relevant UK regulations. This figure has been restated to reflect the actual share prices at the vesting dates of these awards on February 28, 2016 and May 2, 2016 per the relevant UK regulations. The result is that the previously disclosed figure of $16,814,360 has been restated to $12,171,565. Dr. Ornskov's total single figure of remuneration has therefore also been restated from $21,579,864 to $16,937,070 (and subsequently rounded).
2 Jeff Poulton was appointed to the Board of Shire on April 29, 2015. His 2015 remuneration represents the remuneration he received following his appointment.

Base salary

•	Dr. Ornskov’s base salary of $1,688,000 remains unchanged from 2015, following the Committee’s decision to freeze his salary for a period of three years effective July 1, 2015.

•	Mr. Poulton’s base salary was increased by 3% from $575,000 to $592,000 effective April 1, 2016.

Retirement benefits

•	Dr. Ornskov received a contribution at a rate of 30% of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account.

•	Mr. Poulton received a contribution at a rate of 25% of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account.

Other benefits

•	The 2016 figures for Dr. Ornskov and Mr. Poulton include car allowance, financial and tax advisory support, long term disability, and life and private medical, dental and vision insurance.

•
In addition, the 2016 figure for Dr. Ornskov includes costs of $521,464 associated with the relocation of Dr. Ornskov’s primary residence and family to join him in Boston following his move to the US in his capacity as CEO. The amount includes the grossed-up cost of tax paid by the Company on behalf of the CEO.

Short-term incentives

2016 EAI outcome
Flemming Ornskov	88% of maximum opportunity (2015: 100%)
Jeff Poulton	88% of maximum opportunity (2015: 66%)

•
In determining EAI awards for the Executive Directors, the Committee considers performance against each of the financial and non-financial performance measures within Shire’s Corporate Scorecard, as well as individual performance during the year.

•
The 2016 EAI outcomes of 88% of the maximum opportunity for both the CEO and CFO reflect the strong performance of the business over the year and excellent personal contribution to the delivery key strategic goals, both before and after the transaction with Baxalta.

The Corporate Scorecard outcome is calculated by way of a weighted average of the outcomes of the financial and non-financial performance measures. For each performance measure, outperformance or underperformance is measured as a percentage achievement against the target. Performance at target results in 100% of the target bonus with up to a maximum of 200% of the target bonus for maximum performance. Maximum performance is set 20% above target and so the Committee consider the target ranges to be very challenging. Achievement of threshold performance results in 25% of target performance. The Corporate Scorecard outcome determines the bonus funding for all individuals within the plan.

In addition to the Corporate Scorecard, the Committee takes into consideration the individual performance of the Executive Directors in determining their final EAI pay-out. Shire has four individual performance ratings: Does Not Meet expectations, Meets Sometimes, Consistently Meets expectations and Consistently Exceed expectations. The Committee determined both the CEO and CFO have delivered extraordinary leadership of the business and performed extremely well against the objectives set for each of them in 2016 and were accordingly rated Consistently Exceeds. Given the 127.21% corporate funding level under the Scorecard, any annual incentive plan eligible employee at Shire rated Consistently Exceeds would be awarded a potential annual incentive award for 2016 within the range 150% to 200% of target bonus. The Committee determined that since the Executive Directors were both rated Consistently Exceeds, it was appropriate to award the midpoint of the potential range and, as such, both Executive Directors received an EAI award of 175% of target, which is equal to 158% of salary for the CEO and 140% for the CFO.

Approach to EAI assessment following Baxalta transaction

The Committee met in May 2016 to discuss the approach to performance assessment given the acquisition of Baxalta which was finalized during the performance year. The transformational nature of the acquisition meant that the performance targets set at the start of the year would no longer be appropriate following the acquisition. It was agreed that, for financial metrics, separate performance targets would be assessed for the six month periods pre- and post- the acquisition. An average of the outcome under the two sets of performance targets would then be taken as the overall outcome under the financial metrics portion of the 2016 Corporate Scorecard. The performance metrics themselves (Net Product Sales, Non GAAP EBITA and Non GAAP Adjusted ROIC) were unchanged over the two periods of assessment.

The non-financial elements of the Corporate Scorecard were considered to remain appropriate following the acquisition of Baxalta and so were unchanged following the acquisition. The outcomes against these at the end of the 2016 year have therefore been considered across the full 12 months by the Committee.

Corporate Scorecard outcome

The table below sets out the achievement against the targets in the Corporate Scorecard (the outcomes for the period pre- and post- acquisition of Baxalta are shown separately, as is the overall combined outcome). The weighted average outcome of the Corporate Scorecard is 127.21% of the target bonus.

Pre-acquisition financials	Weighting (First half of financial year	Threshold (25% of target)	Actual outcome (% of target achieved)	Maximum (200% of target)	Weighted average bonus funding score	Corporate Scorecard funding level
Net Product Sales	12.5%	$2,767m	$3,390m 120.7%	$3,907m	130.4%	127.21%
EBITA[1]	15%	$1,202m	$1,581m 158.8%	$1,697m		
ROIC[1]	10%	6.0%	7.00% 100%	8.4%		
Post-acquisition financials	**Weighting (Second half of financial year)**	**Threshold (25% of target)**	**Actual outcome (% of target achieved)**	**Maximum (200% of target)**	**Weighted average bonus funding score**	
Net Product Sales	12.5%	$5,808m	$6,936m 107.6%	$8,199m	94.3%	
EBITA[1]	15%	$2,397m	$2,694m 77.6%	$3,384m		
ROIC[1]	10%	6.0%	7.04% 102.9%	8.4%		
Non-financial	**Weighting**	**Threshold (25% of target)**	**Actual outcome (% of target achieved)**	**Maximum (200% of target)**	**Weighted average bonus funding score**	
Pipeline and pre-commercial	15%	25%	114.2%	200%	171.7%	
Organizational effectiveness	10%	25%	114.6%	200%

1 For the purposes of the Corporate Scorecard multiplier calculation, Non GAAP EBITA and Non GAAP Adjusted ROIC have been adjusted to exclude the cost of the annual bonus corporate multiplier on the full year results.

Additional details of the non-financial performance outcomes are set out in the table below.

Non-financial performance measures	Strategic driver	Key achievements
Pipeline and pre-commercial	Growth	• XIIDRA was launched on August 29, 2016 (taking 49 days from approval to launch) • Executed 2 transactions in-line with Shire strategy: A) Successfully acquired Baxalta, Shire's largest acquisition in our history, valued at over $32B. Integration well on-track and synergies above target B) Licensed SHP647 (a MAdCAM antibody) with potential to manage Ulcerative Colitis and/or Crohns disease from Pfizer • Initiated 5 Phase 3 programs in CINRYZE (AMR), SHP621 (EOE), SHP643 (HAE), CINRYZE SC and SHP620 (CMV in transplant patients)
	Innovation	• Initiated 4 IND enabling studies versus a target of 2, and substrate to support 1 IND nomination from the pipeline • Increased number of programs in the clinic/registration from 28 to 41 while maintaining rare disease focus • Achieved 3 product approvals (XIIDRA; CUVITRU; Onivyde-EU), 2 breakthrough (SHP621 and SHP625) and 1 fast track (SHP626) therapy designations • Number of key late stage milestones achieved ahead of time (e.g. XIIDRA, SHP643, SHP465
Organizational effectiveness	Efficiency	• Completed Ireland site selection, acquired the land, and submitted planning permission for the Dublin Biologics Site. Plans are ahead of schedule and on budget • Dyax integration successful and fully executed personnel retention and asset transfer per plan. Phase 3 enrolment ahead of plan • Post-Baxalta acquisition, organization is fully designed and announced in all geographies and integration budgets and synergy targets are locked. Talent retention tracking remains below historic levels from both legacy firms. Year 2 milestone planning completed by all functions
	People	• Retained 96.97% of 2015 identified key talent and 96.3% of 2015 CEs at Legacy Shire (Voluntary retention of Legacy Baxalta employees rated "Far exceeds" and "Exceeds" in 2015 year-end is 96.3% and 93.4% respectively) • On average 97% of Legacy Shire employees have completed Shire Core training (Legacy Baxalta average is also 97%)

Individual performance assessment

In assessing the individual performance of the CEO and CFO over the year, the Committee determined that both had performed exceptionally in role during a period of great change for the Company, demonstrating extraordinary leadership and performing extremely well against their objectives. In addition, it was noted that both Executive Directors had achieved significant accomplishments beyond their objectives (details of which are set out below). As such, they were rated Consistently Exceeds which, given the Corporate Scorecard outcome of 127.21%, generated a potential payout range of 150% to 200% of target bonus. Based on the Executives’ performance over the year, the Committee therefore determined it appropriate to award the midpoint of the potential range and both individuals will therefore receive a bonus 175% of target.

Significant accomplishments achieved beyond individual objectives
CEO
In addition to strong corporate performance against individual objectives, the following additional accomplishments were achieved:
•
Closed and began the integration of Baxalta, the largest transaction in Shire’s history, while maintaining business and supply continuity, delivering on our 2016 Corporate Scorecard and 2016 year-end guidance.
•
Closed and integrated Dyax, resolved supply chain challenges, and completed SHP643 Phase 3 trial enrolment at record pace to maximize the asset’s value.
•
Launched XIIDRA in the U.S. ahead of expectations with flawless organizational execution and top performing branded and disease state awareness campaigns.
•
Grew Vyvanse by 17% year over year into Shire’s first $2B+ product and fifth most prescribed branded drug in the U.S.
•
Developed an industry-leading international commercial presence with offices in 68 countries, supported by dozens of regulatory submissions, key filings, and country product launches.
•
Among many awards received in 2016, the Company was ranked #1 “Green” company in the world based on corporate sustainability and environmental impact (Newsweek 2016).
•
Shire awarded “Pharma Company of the Year” at the 12th Annual Scrip Awards.

CFO
In addition to strong corporate performance against individual objectives, the following additional accomplishments were achieved:
•
Completed $12B bond financing. As a result, the Company was awarded ‘Deal of the Year’ for bonds above £500M and ‘UK Deal of the Year’ for the 2016 $18B Baxalta bond financing (Association of Corporate Treasurers 2017, Global Capital 2017).
•
Top 15 Company on FTSE100 and added to NASDAQ100 index, October 2016.
•
Achieved Baxalta synergy targets in 2016 and on track to deliver synergy targets in 2017.
•
Leadership as Chair of the Corporate Committee, as member of the Baxalta Integration Steering Committee and of the finance leadership team.
•
Finance organization structure and governance established post Baxalta integration in record time.

	Target bonus	2016 EAI outcome (as a % of target)	2016 EAI outcome
			Total	Cash element	Deferred shares element[1]
CEO	$1,519,200 (90% of salary)	175%	$2,658,600 (158% of salary)	$1,993,950	$664,650
CFO	$473,600 (80% of salary)	175%	$822,800 (140% of salary)	$621,600	$207,200
1 25% of the EAI outcome is deferred into shares for three years.

Long-term incentives

Vesting of 2014 PSP awards

2014 PSP outcome
Flemming Ornskov	100% of maximum opportunity (2013 award: 100%)
Jeff Poulton	100% of maximum opportunity (2013 award: n/a1)
1Jeff Poulton had no 2013 award which vested subject to the achievement of performance conditions

The table below sets out a summary of the number of shares vesting and the resulting gross estimated vesting value for the 2014 PSP awards for Dr. Ornskov and Mr. Poulton. This estimate is on the basis of an average share price over the final quarter of 2016 of $177.25, given that the 2014 PSP awards vest following the date of this report.

	Award	Date of grant	Number of shares under original award[1]	% of total award vesting[2]	Number of shares vesting[1]	Number of dividend shares[3]	Total number of shares vesting	Share Price at vesting[4]	Value at vesting[4]
Flemming Ornskov	PSU	February 28, 2014	25,631	100%	25,631	284	25,915	$177.25	$4,593,434
	SAR		34,174	100%	34,174	0	34,174	$177.25	$297,656
Jeff Poulton[5]	PSU		742	100%	742	8	750	$177.25	$132,938

1 Awards were granted on February 28, 2014 and will vest on February 28, 2017 over American Depositary Shares (ADSs).

2 The figures represent the number of shares vesting taking into account performance against applicable performance conditions (see performance outcome below).
3 The vesting of the PSU element includes dividend shares representing any accrued dividends, in accordance with the relevant plan rules.
4 Based on the average share price over the last quarter of 2016 of $177.25.
5 Jeff Poulton’s SAR element was not subject to performance conditions (as it was granted prior to his appointment as CFO) and is therefore not reportable.

2014 Performance Matrix - performance period ended on December 31, 2016

The 2014 PSP awards were assessed against a performance matrix that measured Non GAAP Adjusted ROIC performance and Non GAAP EBITDA growth over the three-year performance period. For Non GAAP EBITDA growth, the Non GAAP EBITDA in the final performance year (2016) was compared to the Non GAAP EBITDA in the reference year (2013). A compound annual growth rate of Non GAAP EBITDA was then calculated. For Non GAAP Adjusted ROIC, the Non GAAP Adjusted ROIC in the final performance year (2016) was compared to the Non GAAP Adjusted ROIC in the reference year (2013). The change in these two numbers was then divided by three and expressed in basis points (one hundredth of a percentage point) to give an average per annum change in Non GAAP Adjusted ROIC basis points.

The Committee considered the impact of Baxalta on the 2014 PSP award and determined for this award that it was appropriate to exclude the impact of Baxalta from the final performance outcome on the basis the award only had 6 months left following the transaction until the end of the performance period. Therefore the PSP has been assessed against the original targets excluding the impact of Baxalta (as well as other acquisitions that occurred during the period, details of which are set out below).

Non GAAP EBITDA of 15.9% CAGR and a 54 bp p.a. increase in Non GAAP Adjusted ROIC between 2013 and 2016 was achieved. In determining the vesting multiplier under the matrix, the Committee rounds to the closest point on the matrix. This results in a vesting multiplier of 4.0x, meaning that 100% of the total award made will vest.

Adjusted ROIC	EBITDA growth (CAGR 2013 - 2016)
Change in bp p.a.	9%	10%	11%	12%	13%
-100	1.0x	1.3x	1.7x	2.1x	2.5x
-80	1.3x	1.6x	2.0x	2.4x	2.8x
-60	1.6x	1.9x	2.4x	2.7x	3.1x
-40	1.9x	2.3x	2.6x	3.1x	3.5x
-20	2.2x	2.6x	3.1x	3.6x	4.0x
0	2.5x	3.0x	3.5x	4.0x	4.0x

Significant Adjusting Events

Under our approved Remuneration Policy, the Committee reserves the right to make adjustments to the performance conditions to reflect significant one-off items which occur during the performance period. In respect of the 2014 PSP awards, the Committee carried out a comprehensive review of potential Significant Adjusting Events (SAEs) against pre-existing guidelines and determined that the following SAEs should be taken into account in the overall assessment of performance over the performance period (also shown in the accompanying timeline) given that they were not anticipated when the original 2014 PSP targets were set:

a.
NPS acquisition - to exclude the impact of the acquisition of NPS which had a short-term negative impact on Non GAAP Adjusted ROIC performance in 2015 and 2016. This acquisition was completed in February 2015 and was not considered in the 2014 performance matrix. Under the acquisition, Shire acquired two commercial assets.  One asset (Gattex) which was launched at the end of 2013 and another (Natpara) that was launched Q2 2015.  Both assets are early in their lifecycle and thus have much room for growth.  Given the early commercial stage of both assets, the ROIC on this transaction will reduce Shire’s overall ROIC in the near term but we expect it will enhance Shire’s overall ROIC over the coming years as we continue to drive the successful commercialization of both Gattex and Natpara over the longer-term.

b.
Dyax acquisition - to exclude the impact of the acquisition of Dyax which had a short-term negative impact on Non GAAP adjusted ROIC performance in 2016. This acquisition was completed in January 2016 and was not considered in the 2014 performance matrix. The key asset acquired in this deal was SHP643 (formerly

DX-2930) which is a Phase 3 potential best in class prophylaxis HAE product that could secure Shire’s leadership position in HAE to 2030 and beyond.  Given that Shire will be investing in this Phase 3 program asset over the next several years and does not anticipate an approval / launch of this product until 2018, subject to regulatory approval, the transaction will reduce Shire’s overall ROIC in the near term until post launch of SHP643.  The Phase 3 program for SHP643 is progressing as planned per our deal model assumptions.

c.
Baxalta acquisition - the approach for Baxalta for this award formed part of a comprehensive consultation exercise with shareholders who were all supportive of adjusting the 2014 outcome to exclude Baxalta from the performance assessment given that 80% of the performance period for this award had already passed at the time the acquisition of Baxalta was completed. The 2015 and 2016 LTIP awards have been adjusted to include Baxalta’s performance (given the much more significant amount of the performance period which remained at the time the acquisition was completed). Full details on these revised targets are set out on page 120.

The below table shows the final adjusted results under the 2014 performance matrix (excluding the acquisitions of NPS, Dyax and Baxalta as a result of the SAEs approved by the Committee) and the unadjusted results (showing the impact on vesting levels of not making any adjustments for SAEs).

Adjusted results (excluding NPS, Dyax and Baxalta)

	2013	2014	2015	2016	Outcome	Vesting multiplier
Non GAAP Adjusted ROIC %	15.6%	14.7%	14.8%	17.2%	54 bp change p.a.	4.0x multiplier (100% vesting)
Non GAAP EBITDA $M	1,987	2,756	2,799	3,096	15.9% CAGR 2013 - 2016

Unadjusted results

	2013	2014	2015	2016	Outcome	Vesting multiplier
Non GAAP Adjusted ROIC %	15.6%	14.7%	10.3%	7.0%	-284 bp change p.a.	0.0x multiplier (0% vesting)
Non GAAP EBITDA $M	1,987	2,756	2,924	4,710	33.2% CAGR 2013 - 2016

Context of Dyax acquisition

•	It is important to note that the Dyax acquisition had the most significant impact on ROIC of all the three acquisitions during the period.

•
This is because the key asset of Dyax (SHP 643, formerly DX-2930) was not generating revenue at the point of acquisition. However, if the drug is approved and is successful it has the potential to provide significant benefits to patients and secure Shire’s leadership in HAE drugs until 2030.

•	Therefore the acquisition was made with a long-term revenue generation view.

•	The business anticipates an upward ROIC trajectory over the coming years as the benefits from the Dyax acquisition (and the NPS and Baxalta acquisitions) are realized with ROIC.

c) Other audited disclosures

Scheme interests awarded during 2016 (subject to audit)

2016 LTIP awards

The following table set out details of the SAR and PSU awards granted to the Executive Directors under the LTIP during 2016.

Vesting of the 2016 LTIP awards will be determined by the Committee taking into account performance over the performance period (January 1, 2016 to December 31, 2018). In addition, any Significant Adjusting Events that are relevant will be taken into consideration, as well as an overall assessment of the underlying performance of the Company.

Role	Award type (ADS)	Number of ADSs awarded	Share price on grant / Exercise price	% of award vesting for threshold performance	% of award vesting for maximum performance	Face value of base award / threshold vesting	Face value of total award / maximum vesting	Face value of total award / maximum vesting
						(% of 2016 salary)	(% of 2016 salary)	($’000)
CEO	SAR	43,329	$161.42	20%	100%	83%	414%	$6,994
	PSU	32,497				62%	311%	$5,246
CFO	SAR	13,681				77%	384%	$2,208
	PSU	10,261				58%	288%	$1,656

The maximum SAR and PSU awards are granted and, subject to the achievement of performance conditions, are adjusted at the date of vesting.
The number of SARs and PSUs as well as the exercise price for SAR awards is calculated using an approach based on the average three day closing mid-market share price at the date of grant of February 26, 2016.

Revised performance targets for in-flight LTIP awards

In light of the combination with Baxalta, and following further consultation with our largest shareholders, the Committee revised the performance targets for LTIP awards made in 2015 and 2016. In determining the revised targets for the Product Sales and Non GAAP EBITDA measures for the 2015 and 2016 LTIP awards, the Committee took into account both the original targets set at the start of the performance period (and disclosed within the 2014 and 2015 Remuneration Reports) and the Long Range Plan, which builds on the most up-to-date performance expectations for the combined business including Baxalta.
In order to determine that the revised targets remained equally stretching to achieve as the original targets, the Committee reviewed the amended performance ranges against consensus forecasts available at the time. The 2015 targets were also updated to include the performance expected from the NPS and Dyax acquisitions (these were not included in the original 2015 target setting as the acquisitions occurred after the original targets were set).
The need to reduce the ROIC underpin for the 2015 and 2016 awards to 7.75% was accepted by the majority of shareholders since a short to medium downward impact on ROIC was inevitable in light of the increase in our invested capital following the recent Baxalta, NPS and Dyax acquisitions.
The original and revised performance targets for the 2015 and 2016 awards are set out in the table below.

		2015 LTIP award		2016 LTIP award
		Threshold	Maximum	Threshold	Maximum
Product Sales	Pre-Baxalta	$6,800m	$7,500m	$8,184m	$9,480m
	Post-Baxalta	$13,953m	$15,389m	$15,000m	$17,000m
Non GAAP EBITDA	Pre-Baxalta	$3,300m	$3,675m	$3,928m	$4,696m
	Post-Baxalta	$6,414m	$7,143m	$6,645m	$7,940m
Non GAAP Adjusted ROIC	Pre-Baxalta	11%		10.625%
	Post-Baxalta	7.75%		7.75%

20% of each award will be payable for threshold performance. There is no vesting below this performance level. 100% of the award will be payable for maximum performance, which would result in the total award vesting, with straight line vesting within this performance range. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

EAI deferred shares granted in 2016 (in respect of 2015 EAI outcome)

25% of any outcome under the EAI is deferred into shares. To satisfy these, awards of Restricted Stock Units and Restricted Shares were granted in March 2016 under the Deferred Bonus Plan (“DBP”) (a sub plan of the LTIP) as follows to Executive Directors as part of their 2015 EAI award and will vest three years from the point of deferral subject to the terms of the plan rules.

	Award type	Number of ADSs awarded	Share price at grant[1]	Face value of award[2]
Flemming Ornskov	Restricted Stock Units (“RSUs”)	4,245	$160.99	$683,403
Jeff Poulton	Restricted Stock (“RS”)	560	$163.02	$91,293
1 The share price for Dr. Ornskov is based on the average three day closing mid-market share price up to and including the date of grant. The share price for Mr. Poulton is based on the average acquisition price at purchase as his award took the form of Restricted Stock.
2 Based on the share prices on the date of grant of March 11, 2016.

Directors’ shareholdings and scheme interests (subject to audit)

The CEO, CFO and other members of the Executive Committee are required to own shares in the Company equivalent to 200%, 150% and 100% of base salary, respectively, within a five year period following their appointment. All shares beneficially owned by an executive or deferred under the EAI count towards achieving these guidelines. The Committee reviews share ownership levels annually for this group. Current shareholding levels for Directors are set out in the table below and show that the shareholding guideline for the CEO has been significantly exceeded, thus demonstrating his alignment with shareholder interests. The CFO is relatively new in role and so has not yet met the requirement but has a three further years in which to do so.

Summary of Executive Directors’ shareholdings and scheme interests

	Security type[1]	Shareholding as of Dec 31, 2016 or date of resignation[2]	Scheme interests					Total shares held which count towards the shareholding guidelines (as a % of salary as of Dec 31, 2016)
			as of Dec 31, 2016[2]
			Total Deferred shares[3]	Subject to the achievement of performance conditions[4]:		Total SARs vested but unexercised[5]	Total interests
				Total PSUs/RSUs unvested[4]	Total SARs unvested[5]
Flemming Ornskov	ADS	42,502	9,449	77,927	103,901	64,585	298,364	690%
	Ord Shares	37,500	—	—	—	—	37,500
Jeff Poulton[6]	ADS	3,746	560	18,318	23,816	13,773	60,213	131%

1	One ADS is equal to three Ordinary Shares.

2	No changes in Directors’ interests have occurred during the period December 31, 2016 to February 22, 2017.

3	This represents unvested RS and RSUs awarded under the EAI which are not subject to performance conditions and which are forfeited in the case of termination for cause.

4
All unvested awards are subject to the achievement of performance conditions, adjusted at the date of vesting, with the exception of (i) RS and RSUs awarded under the EAI and (ii) 669 RSUs and 1,273 SARs awarded to Mr. Poulton prior to his appointment as Chief Financial Officer.

5	Vested but unexercised SARs are no longer subject to the achievement of performance conditions.

6
Mr. Poulton's shareholding has been rounded up to the nearest whole ADS, with his precise shareholding including a fractional entitlement to an ADS resultant of the operation of a dividend reinvestment plan.

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

Executive Directors’ scheme interests

Award type[1]	Date of award	As of Jan 1, 2016	Shares awarded	Dividend shares[2]	Lapsed	Exercised / released	As of Dec 31, 2016	Exercise price	Share price on exercise / release	Normal exercise period / vesting date
Flemming Ornskov
SAR (3)	Feb 28, 2013	45,601					45,601	$95.04		Feb 28, 2016 to Feb 28, 2020
PSU (3)	Feb 28, 2013	34,201		425		34,626			$157.84	Feb 28, 2016
SAR (3)	May 2, 2013	18,984					18,984	$91.59		May 2, 2016 to May 2, 2020
PSU (3)	May 2, 2013	10,821		121		10,942			$186.50	May 2, 2016
SAR (3)	Feb 28, 2014	34,174					34,174	$168.54		Feb 28, 2017 to Feb 28, 2021
PSU (3)	Feb 28, 2014	25,631					25,631			Feb 28, 2017
RS (EAI) (4)	Mar 31, 2014	2,703					2,703			Mar 31, 2017
RS (EAI) (4)	Feb 13, 2015	2,501					2,501			Feb 13, 2018
SAR (3,5)	Apr 30, 2015	26,398					26,398	$245.48		Apr 30, 2018 to Apr 30, 2022
PSU (3,5)	Apr 30, 2015	19,799					19,799			Apr 30, 2018
SAR (3,5)	Feb 26, 2016		43,329				43,329	$161.42		Feb 26, 2019 to Feb 26, 2023
PSU (3,5)	Feb 26, 2016		32,497				32,497			Feb 26, 2019
RSU (EAI) (4)	Mar 11, 2016		4,245				4,245			Mar 11, 2019
Jeff Poulton
SAR	Feb 28, 2012	4,376					4,376	$105.5		Feb 28, 2015 to Feb 28, 2019
SAR	Feb 28, 2013	2,708					2,708	$95.04		Feb 28, 2015 to Feb 28, 2020
SAR	Feb 28, 2013	5,419					5,419	$95.04		Feb 28, 2016 to Feb 28, 2020
RSU	Feb 28, 2013	949		11		960			$157.84	Feb 28, 2016
SAR	Feb 28, 2014	635					635	$168.54		Feb 28, 2015 to Feb 28, 2021
SAR	Feb 28, 2014	635					635	$168.54		Feb 28, 2016 to Feb 28, 2021
SAR	Feb 28, 2014	1,273					1,273	$168.54		Feb 28, 2017 to Feb 28, 2021
RSU	Feb 28, 2014	333		2		335			$157.84	Feb 28, 2016
RSU	Feb 28, 2014	669					669			Feb 28, 2017
PSU (3)	Feb 28, 2014	742					742			Feb 28, 2017
SAR (3,5)	Apr 30, 2015	8,862					8,862	$245.48		Apr 30, 2018 to Apr 30, 2022
PSU (3,5)	Apr 30, 2015	6,646					6,646			Apr 30, 2018
SAR (3,5)	Feb 26, 2016		13,681				13,681	$161.42		Feb 26, 2019 to Feb 26, 2023
PSU (3,5)	Feb 26, 2016		10,261				10,261			Feb 26, 2019
RS (EAI) (4)	Mar 11, 2016		560				560			Mar 11, 2019
1 All awards are over ADSs. The number of ADSs over which PSU, RSU and SAR awards are granted is calculated using the average three day closing mid-market ADS price at the time of grant. The number of ADSs in respect of which a RS award is granted is determined by the acquisition price per ADS at the time of grant. Unless otherwise indicated, all awards are granted under the Shire Long Term Incentive Plan or its predecessor plan; the Shire Portfolio Share Plan.
2 In accordance with the rules of the respective share plans, the vested PSU and RSU awards have been increased to reflect the dividends paid by Shire in the period from the date of grant to the date of vesting.
3 The maximum SAR and PSU awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting. Performance conditions attached to SAR and PSU awards granted in 2013 and 2014 are Non GAAP Adjusted ROIC and Non GAAP EBITDA - targets within a performance matrix. Performance conditions attached to SAR and PSU awards granted from 2015 onwards are Product Sales and Non GAAP EBITDA - targets with a Non GAAP Adjusted ROIC underpin. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.
4 25% of any outcome under the EAI is deferred into shares through the grant of Restricted Stock Units or Restricted Shares.
5 A two year holding period will apply following the three year vesting period for SAR and PSU awards granted from 2015 onwards.

On October 31, 2016, Dr. Ornskov exercised an option over 84 notional ADSs granted under the Shire Global Employee Stock Purchase Plan ("GESPP") at an exercise price of $147.56 per ADS. On November 1, 2016, Dr. Ornskov and Mr. Poulton were each granted an option over notional ADSs pursuant to the GESPP; each electing to save $480.77 per fortnight.

Non-Executive Directors’ scheme interests

Name	Security type[1]	Shareholding as at Dec 31, 2016 or date of resignation[2]
Susan Kilsby	ADS	7,625
William Burns	Ord Shares	3,955
Dominic Blakemore	Ord Shares	1,521
Olivier Bohuon	Ord Shares	1,829
Gail Fosler	ADS	7,907
Steven Gillis	ADS	1,388
David Ginsburg	ADS	827
Sara Mathew	ADS	1,275
Anne Minto	Ord Shares	5,218
Albert Stroucken	ADS	5,872
David Kappler[3]	Ord Shares	12,254
1 One ADS is equal to three Ordinary Shares.
2 No changes in Directors’ interests have occurred during the period December 31, 2016 to February 22, 2017.
3 David Kappler stood down from the Board on April 28, 2016.

d) 2016 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)

	Board fees		Committee fees				Travel allowance[2]	Taxable benefits[3]	Total 2016 fees	Total 2015 fees
(in Pound Sterling (£))	Basic fee	Additional fees[1]	Audit, Compliance & Risk Committee	Remuneration Committee	Nomination & Governance Committee	Science & Technology Committee
Susan Kilsby	450,000	—	—	—	—	—	25,000	2,057	477,057	467,605
William Burns[4]	96,365	18,000	—	12,500	8,750	10,000	15,000	2,057	162,672	152,250
Dominic Blakemore	93,000	10,000	25,000	—	—	—	15,000	—	143,000	136,000
Olivier Bohuon[5]	93,000	9,000	—	8,413	—	10,000	10,000	—	130,413	67,500
Gail Fosler[6]	53,654	6,000	7,040	—	—	—	5,000	—	71,694	—
Steven Gillis	93,000	16,000	12,500	12,500	—	10,000	15,000	2,057	161,057	166,000
David Ginsburg	93,000	14,000	—	—	8,750	20,000	15,000	2,057	152,807	148,666
Sara Mathew	93,000	14,000	12,500	12,500	—	—	15,000	—	147,000	40,181
Anne Minto	93,000	14,000	—	25,000	8,750	—	15,000	2,052	157,802	153,750
Albert Stroucken[7]	53,654	8,000	7,040	7,040	—	—	5,000	—	80,734	—
David Kappler[8]	32,038	4,000	4,087	—	5,721	—	—	—	45,846	148,000

1 For Board and Committee meetings attended in addition to those scheduled as part of the normal course of business.
2 The Non-Executive Directors receive an additional fee of £5,000 where transatlantic travel is required to attend Board meetings.
3 The taxable benefits figure relates to tax preparation assistance provided by the Company and has been converted into sterling using the 2016 EUR:GBP average exchange rate of 1.2333.
4 William Burns was appointed as the Senior Independent Director on April 28, 2016.
5 Olivier Bohuon was appointed to the Remuneration Committee on April 28, 2016.
6 Gail Fosler was appointed to the Board on June 3, 2016, and to the Audit, Compliance & Risk Committee on June 7, 2016.
7 Albert Stroucken was appointed to the Board on June 3, 2016, and to the Audit, Compliance & Risk Committee and Remuneration Committee on June 7, 2016.
8 David Kappler stepped down from the Board, the Audit, Compliance & Risk Committee and the Nomination & Governance Committee on April 28, 2016

Payments to past Directors (subject to audit) and payments for Loss of Office (subject to audit)
In line with Matthew Emmens’ contract as Chief Executive Officer of Shire, Mr. Emmens is entitled to continued medical cover up to the age of 65. This benefit was provided until June 2016 when Mr. Emmens reached age 65. The value of this benefit received during 2016 was $9,543.

No further payments were made to past Directors. No payments were made to Directors for loss of office during the year.

e) Non-audited disclosures

TSR performance graph and CEO pay

The graph below shows the Total Shareholder Return (“TSR”) for Shire and the FTSE 100 Index over an eight year period. TSR is calculated as the change (indexed) between the fourth quarter TSR (average for the period) in the relevant year and the base year. The FTSE 100 Index reflects the 100 largest quoted companies by market capitalization in the United Kingdom and has been chosen because the FTSE 100 represents the broad market Index within which the Company’s shares are traded. The graph illustrates the change in value of a hypothetical £100 holding over eight years commencing December 31, 2008 and ending December 31, 2016.

Total Shareholder Return - change in value of a hypothetical £100 holding over eight years
Rebased to 100 (GBP)

	2009	2010	2011	2012	2013		2014	2015	2016
	Angus Russell	Angus Russell	Angus Russell	Angus Russell	Angus Russell	Dr. Ornskov[2]	Dr. Ornskov[2]	Dr. Ornskov	Dr. Ornskov
Short-term incentive (% of maximum)	70%	65%	50%	48%	26%	81%	100%	100%	88%
Long-term incentive[1] (% of maximum)	84%	88%	100%	100%	50%			100%	100%
Total remuneration ($'000)	$4,781	$9,634	$17,506	$13,430	$5,759	$3,402	$4,137	$16,939	$10,326
1 Long-term incentive figures relate to any awards that vest shortly after the end of the relevant financial year.
2 Dr. Ornskov did not have any long-term incentive awards vest until 2015.

Percentage change in CEO remuneration

The following table shows the percentage change in the base salary, taxable benefits and annual bonus of the CEO between the current and previous financial year compared to the average percentage change for all other employees.

	Percentage change between 2015 to 2016
	Salary and fees	Taxable benefits	Short-term incentives[1]
CEO[2]	11%	958%	-3%
All other employees[3]	8%	-15%	0%
1 Due to timing of the 2016 year-end process, the actual short-term incentive figures for all other employees had not been finalized by the date of this report. Therefore, the 2016 short-term incentive figures represent target figures multiplied by the 2016 Corporate Bonus Modifier score approved by the Committee in early February, which represents the Company’s best estimate of actual bonus outcomes.
2 Reflects the 2015 and 2016 remuneration for Flemming Ornskov as reported in the single total figure of remuneration table in Part 2(b).
3 Reflects the average change in remuneration for all other Legacy Shire employees globally that were annual bonus eligible. To help minimize distortions in the underlying data, certain adjustments have been made. In particular, the figures have been prepared on the basis of permanent employees who have been employed with the Company for the two preceding calendar years to provide for a consistent employee comparator group (the figures therefore exclude Legacy Baxalta employees). This approach is consistent with the disclosure presented in the 2015 Annual Report on Remuneration.

CEO taxable benefits

•	The above disclosure shows an increase in the CEO’s taxable benefits of 958% from 2015 to 2016.

•	This is due to the specific support that was provided to the CEO in relocating his family from Switzerland to Boston where he is permanently based.

•	Therefore the benefit provision for 2016 is not typical and it is not intended that this support will be provided in future years.

Relative importance of spend on pay

	2015	2016	% change
Overall spend on pay ($m)	1,049.3	1,143.5	9%
Non GAAP EBITDA (from continuing operations) ($bn)	2.9	3.3	11%
Shareholder distributions (dividends and share buybacks) ($m)	134.0	171.3	28%
All figures have been prepared using Legacy Shire data only to provide consistency in the reporting over the two preceding financial years.

Overall Spend on Pay increased by 9% in 2016 reflecting a 16% increase in the regular workforce in support of business growth and expansion.

Non GAAP EBITDA increased 11% in 2016 as a result of strong product sales growth, held back by increased investment in combined R&D and SG&A.

Shareholder distributions increased by 28% in 2016 due to the significantly increased number of shares in issue following the acquisition of Baxalta combined with a 15% growth in full-year dividend per share in US dollar terms.

Remuneration Committee

Terms of reference

The Committee is responsible for agreeing the broad remuneration policy for the organization and the individual packages for the Chairman, Executive Directors, and certain other senior leadership roles. Within the agreed policy, the Committee determines the terms and conditions to be included in service agreements, including termination payments and compensation commitments, where applicable. The Committee also determines performance targets applicable to the Company’s annual bonus and long-term incentive plans, and has oversight of the Company’s share incentive schemes. The Committee’s terms of reference were reviewed in February 2017 and are available in full on the Company’s website www.shire.com. Other information included on or accessible through our website does not constitute a part of this report and the reference to our website does not constitute incorporation by reference of such information, and should not be relied upon.

Membership and attendance

As at the year end, the Remuneration Committee comprised six independent Non-Executive Directors, each appointed on the basis of their knowledge and experience of matters relating to compensation.

Committee member[1]	Date of appointment	Meeting attendance[2]
Anne Minto[3]	Jun 16, 2010	9(9)
Olivier Bohuon[4]	Apr 28, 2016	4(6)
William Burns	Mar 15, 2010	9(9)
Steven Gillis	Oct 1, 2012	9(9)
Sara Mathew[5]	Dec 3, 2015	9(9)
Albert Stroucken	Jun 7, 2016	4(4)

Note: The number in brackets denotes the number of meetings that Committee members were eligible to attend.

1.	Dominic Blakemore and Ian Clark were appointed as members of the Committee on February 15, 2017.

2.	There were six scheduled and three ad hoc Committee meetings held during 2016.

3.	Anne Minto served as a member of the Committee prior to her appointment as Committee Chairman on July 26, 2010.

4.	Olivier Bohuon was absent from two ad hoc Committee meetings due to illness.

5.	Sara Mathew stood down as a member of the Committee on February 15, 2017.

At the invitation of the Committee Chairman, regular additional meeting attendees during the year included the Chairman of the Board and other Non-Executive Directors, the Chief Executive Officer and members of the following internal Group functions:

•	Human Resources

•	Legal and Company Secretarial

•	Finance

Remuneration Committee activities in 2016

In 2016, the Committee discussed the key agenda items set out in the following table. As set out in the Chairman’s letter, 2016 was a very busy year for the company and the Committee given the transaction with Baxalta and the two consultations held before and after the 2016 AGM:

Statement of shareholder voting

The table below shows how shareholders voted in respect of the remuneration report at the AGM held on April 28, 2016 and in prior years.

		For	Against
2016 AGM	Remuneration Report	50.55%	49.45%
2015 AGM	Remuneration Policy	93.99%	6.01%
	Remuneration Report	97.20%	2.80%
2014 AGM	Remuneration Report	96.97%	3.03%
Votes withheld are not a vote in law and are not counted in the calculation of the proportion of votes validly cast.

As set out earlier in this report, the advisory vote to approve the Directors’ Remuneration Report was considerably lower than in previous years and therefore as the Remuneration Committee Chairman, I personally spent considerable time with the Company’s largest shareholders over the course of the year to fully understand the concerns of those that voted against the report. The consultation confirmed that a significant number of shareholders who voted against the Remuneration Report in 2016 were focused on the lack of consultation over the salary increase awarded to the CEO in July 2015, and the quantum of the increase awarded without consultation. Following these discussions, the Committee is confident that shareholders fully understand the reasons why the Committee was unable to conduct their usual full and extensive approach to shareholder consultation in 2015 with respect to the increase in the CEO’s salary and while it does not change the outcome of the vote, shareholders recognize the communication restrictions placed on the Committee during the Baxalta pre-acquisition period. The Committee in turn fully appreciates our shareholders’ concerns around quantum and has materially responded to this concern in reducing the LTIP grant to both of our Executive Directors to 575% of salary for 2017 (as set out on page 108).

Advisors

In discharging its responsibilities in 2016, the Committee was materially assisted by those employees performing the roles of Chief Human Resources Officer and Group Vice President, Total Rewards. In addition, PricewaterhouseCoopers LLP (“PwC”), appointed by the Committee, continued to serve as independent external advisor to the Committee following a competitive tendering process in early 2012. PwC also provided global consultancy services to the Company in 2016, primarily in respect of tax matters. Fees paid to PwC in relation to remuneration services provided to the Committee totaled £399,990 in 2016 and were determined based on the scope and nature of the projects undertaken for the Committee.

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

Approval

Approved by the Board and signed on its behalf by:

Anne Minto OBE
Chairman of the Remuneration Committee
February 22, 2017

Appendix - Directors’ Remuneration Policy - key elements

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

Base salary is positioned with reference to Global Biotech and U.S. BioPharma peer groups. A FTSE 50 (excluding financial services) group is used as a secondary reference point. The exact positioning depends on a variety of factors such as individual experience and performance, total remuneration increases across the Company and shareholder views.

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
Short-term incentives - Executive Annual Incentive (EAI)*
To reward individuals with an award based on achievement of pre-defined, Committee approved corporate objectives (the corporate scorecard) and the individual’s contributions toward achieving those objectives.

Key performance measures are set by the Committee in the context of annual performance and ensuring progress towards the Company’s strategy - to grow value for all our stakeholders - focusing and excelling in everything we do to meet the current and future needs of patients.

In determining EAI awards for the Executive Directors, the Committee considers performance against each of the key performance measures within the corporate scorecard, taking into account the impact of strategic actions on the Company’s performance, the Company’s response to external opportunities and events that could not have been predicted at the beginning of the year and performance against personal objectives. In addition, the Committee may amend the performance measures or targets in exceptional circumstances where it considers that they are no longer appropriate.
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

*The short-term incentive has been renamed the Executive Annual Incentive (previously the Executive Annual Incentive Plan). There is no change to the operation of the EAI (cash or deferred element) which is in line with the Remuneration Policy approved at the 2015 AGM. The deferred portion of the EAI outcome is operated under the Deferred Bonus Plan which is a sub set of the LTIP rules approved at the 2015 AGM.

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

Each year the Committee determines the measures and weightings for the corporate scorecard within the following parameters:
•
At least 75% of the corporate scorecard will be based on financial performance; and
•
Non financial corporate scorecard measures will be based on other strategic priorities for the relevant financial year. For 2015, this was aligned with our four key strategic drivers:
•
Growth;
•
Innovation;
•
Efficiency; and
•
People.

The precise allocation between financial and non financial measures (as well as the weightings within these measures), will depend on the strategic focus of the Company in any given year.

Long-term incentives - Long-Term Incentive Plan (“LTIP”)
To incentivize individuals to achieve sustained growth through superior long-term performance and to create alignment with shareholders.

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

Executive Directors are encouraged to own shares in the Company equivalent to 200% (for the CEO) and 150% (for the CFO) of base salary within a five year period following their appointment. All shares beneficially owned by an executive or deferred under the EAI count towards achieving these guidelines.

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

Legacy matters in relation to Executive Director remuneration
The Committee will honor remuneration and related commitments to current and former directors (including the exercise of any discretions available to the Committee in relation to such commitments) where the terms were agreed prior to the approval and implementation of the remuneration policy detailed in this report.

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

·  Good leaver reasons include retirement in accordance with the Company’s retirement policy, ill health, injury or disability, and redundancy or in other circumstances that the Committee determines.
·  Pro rating for time will be calculated on the basis of the number of complete weeks in the relevant period during which the executive was employed (or would have been employed had the executive remained in employment throughout the notice period) as a proportion of the number of complete weeks in the relevant period.

The PSP rules provide that unvested awards will normally only vest on a change in control to the extent that any performance condition has been satisfied, unless the Committee determines otherwise, and would be reduced where less than two years have elapsed from the relevant grant date.

Outstanding awards granted to the CEO that were granted in 2013 and 2014, are set out in Part 2(c) of this report.

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

The Company reimburses reasonably incurred expenses and the Chairman and Non-Executive Directors are also paid an additional fee in respect of each transatlantic trip made for Board meetings.

The fees paid to the Chairman and the Non-Executive Directors are not performance related. The Chairman and Non-Executive Directors do not participate in any of the Group share plans, pension plans or other employee benefit schemes.

Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee.

To reflect the governance environment in which Shire operates fees are benchmarked against a UK FTSE 50 (excluding financial services) group. As a secondary reference point fee levels in the Global Biotech peer group and U.S. BioPharma peer group (the groups used for the Executive Directors) are taken into account.

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
Overall
·     The Committee’s approach when considering the overall remuneration arrangements in the recruitment of a member of the Board from an external party is to take account of the Executive Director’s remuneration package in their prior role, the market positioning of the remuneration package, and to not pay more than necessary to facilitate the recruitment of the individual in question.

Fixed elements (Base salary, retirement and other benefits)
·     The salary level will be set with reference to the Company’s Global Biotech and U.S. BioPharma peer groups, with a FTSE 50 (excluding financial services) group used as a secondary reference to ensure the positioning is appropriate.
·     The Executive Director shall be eligible to participate in Shire’s employee benefit plans, including coverage under all executive and employee pension and benefit programs in accordance with the terms and conditions of such plans, as may be amended by the Company in its sole discretion from time to time.
·     The Company may meet certain mobility costs, including but not limited to relocation support, expatriate allowances, temporary living and transportation expenses in line with the prevailing mobility policy and practice for senior executives.

Short-term incentives
·     The appointed Executive Director will be eligible to earn a discretionary annual incentive award in accordance with the rules and terms of Shire’s Executive Annual Incentive Plan.
·     The level of opportunity will be consistent with that stated in section (a) of this policy.

Long-term incentives
·     The Executive Director will be eligible for performance based equity awards in accordance with the rules and terms of Shire’s Long-Term Incentive Plan.
·     The quantum will be consistent with that stated in section (a) of this policy.

Replacement awards
·     The Committee will consider what replacement awards (if any) are reasonably necessary to facilitate the recruitment of a new Executive Director in all circumstances. This includes an assessment of the awards and any other compensation or benefits item that would be forfeited on leaving their current employer.
·     The Committee will seek to structure any replacement awards such that overall they are not significantly more generous in terms of quantum or vesting period than the awards due to be forfeited.
·     In determining quantum and structure of these commitments, the Committee will seek to provide broadly equivalent value and replicate, as far as practicable, the timing and performance requirements of remuneration foregone.
·     The Committee will seek to ensure that a meaningful proportion of the replacement awards which are not attributable to long-term incentives foregone will be delivered in Shire deferred shares, released at a later date and subject to continued employment.
·     If the Executive Director’s prior employer pays any portion of the remuneration that was deemed foregone, the replacement payments shall be reduced by an equivalent amount.
·     Replacement share awards, if used, will be granted using the Company’s existing long-term incentive plan to the extent possible, although awards may also be granted outside of this plan if necessary and as permitted under the Listing Rules.
·     In the case of an internal hire, any outstanding awards made in relation to the previous role will be allowed to pay out according to their original terms. If promotion is part way through the year, an additional top up award may be made to bring the Executive Director’s opportunity to a level that is appropriate in the circumstances.

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

Notice period
·     The Committee’s policy is that Executive Directors’ service contracts should provide for a notice period of 12 months from the Company and the Executive Director.
·     The Committee believes this policy provides an appropriate balance between the need to retain the services of key individuals for the benefit of the business and the need to limit the potential liabilities of the Company in the event of termination.
·     Flemming Ornskov’s contract does not have a fixed term but provides for a notice period of 12 months in line with this policy. His contract is dated October 24, 2012.

Contractual payments
·     Executive Directors’ contracts allow for termination with contractual notice from the Company or termination by way of payment in lieu of notice, at the Company’s discretion. Neither notice nor a payment in lieu of notice will be given in the event of gross misconduct.
·     Payments in lieu of notice could potentially include up to 12 months’ base salary and the cash equivalent of 12 months’ pension contributions, car allowance and other contractual benefits. There is no contractual entitlement to annual incentive payments in respect of the notice period - any award is at the Committee’s absolute discretion, performance related and capped at the contractual target level.
·     Payment in lieu of notice would be made where circumstances dictate that the Executive Directors’ services are not required for the full 12 months of their notice period. Contracts also allow for phased payments on termination, which allow for further reduction in payments if the individual finds alternative employment outside of the Company during the notice period.

Retirement benefits	· Normal treatment to apply as governed by the rules of the relevant pension plan; no enhancement for leavers will be made.
Short-term incentives
·     Where an Executive Director’s employment is terminated after the end of a performance year but before the payment is made, the executive will remain eligible for an annual incentive award for that performance year subject to an assessment based on performance achieved over the period. Where an award is made the payment may be delivered fully in cash. No award will be made in the event of gross misconduct.
·     Where an Executive Director’s employment is terminated during a performance year, a prorata annual incentive award for the period worked in that performance year may be payable subject to an assessment based on performance achieved over the period.
·     The Committee’s policy is not to award an annual incentive for any portion of the notice period not served.
·     The relevant plan rules provide that any outstanding deferred shares will vest in accordance with the regular vesting period, except for where an Executive Director’s employment is terminated for cause in which case they will lapse.
·     In the event of a variation in the equity share capital of the Company, demerger, a special dividend or distribution, or any corporate event which might affect the value of an award, the Committee may make adjustments to the number or class of stock or securities subject to the award.

Long-term incentives
·     The treatment of unvested long-term incentive awards is governed by the rules of the relevant incentive plan, as approved by shareholders.
·     Where an individual’s employment terminates, the LTIP rules provide for unvested long-term incentive awards to lapse except as set out below.
·     Under the LTIP rules, where an individual is determined to be a “good” leaver, unvested long-term incentive awards will vest at the normal vesting date subject to performance against applicable performance conditions and, unless the Committee determines otherwise, prorating for time. Any Committee determination will take into account a number of considerations, in particular performance and other circumstances relating to their termination of employment.
·     Good leaver reasons include retirement in accordance with the Company’s retirement policy, ill health, injury or disability, and redundancy or in other circumstances that the Committee determines.
·     Prorating for time will be calculated on the basis of the number of complete weeks in the relevant period during which the executive was employed as a proportion of the number of complete weeks in the relevant period. Where an executive does not work during their notice period, the Committee may apply prorating by reference to the date the notice period would have expired.
·     Where an Executive Director’s employment is terminated or an Executive Director is under notice of termination for any reason at the date of award of any long-term incentive awards, no long-term incentive awards will be made.
·     In the event of a variation in the equity share capital of the Company, demerger, a special dividend or distribution, or any corporate event which might affect the value of an award, the Committee may make adjustments to the number or class of stocks or securities subject to the award and, in the case of an option, the option price.

Change in control
·     In relation to unvested deferred annual bonus awards, the Deferred Bonus Plan rules provide that unvested awards will normally vest on a change in control.
·     In relation to unvested long-term incentive awards, the LTIP rules provide that unvested awards will normally only vest on a change in control to the extent that any performance condition has been satisfied and would be reduced where more than a year remains until the relevant vesting date, unless the Committee determines otherwise.
·     The Committee’s policy is that contracts of employment should not provide additional compensation on severance as a result of change in control.

External appointments

Executive Directors are permitted to hold one fee-paying external non-executive directorship, subject to prior approval by the Board. Any fees received from such appointments are retained by the Executive Director. During 2016, there were no fee-paying external non-executive directorships held by the Executive Directors.

Chairman and Non-Executive Directors

The Chairman and Non-Executive Directors have letters of appointment and are appointed by the Board ordinarily for a term of two years. Their initial appointment and any subsequent re-appointment are subject to election, and thereafter annual re-election by shareholders. The Chairman and Non-Executive Directors are not entitled to compensation for loss of office. The Chairman and all Non-Executive Directors are subject to a three month notice period.

All service contracts and letters of appointments will be available for viewing at the Company’s 2017 AGM.

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

Given Shire’s diverse employee base, employing approximately 24,000 people in 68 countries, the Committee does not consider it appropriate to consult with employees over the remuneration policy for Executive Directors. However, many of the Company’s employees are shareholders through the Company’s all employee share plans, and are therefore able to express their views on director remuneration at each general meeting. The Company also periodically carries out an employee engagement survey which provides employees the opportunity to feedback their views on a variety of employment related matters, including remuneration.

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

Short-term incentives

For Executive Directors' short-term incentives, assessment is made against a corporate scorecard of key performance measures built around Shire's key financial goals and other strategic priorities for the relevant year.

This same scorecard is appropriately used by each business and corporate function to ensure alignment with corporate goals, and also funds short-term incentives across the Company.

Scorecard targets are further used as a basis for determination of each employee's performance objectives, with annual incentive awards payable in cash, strongly differentiated based on individual performance through linkages with the performance management system.

Long-term incentives

Discretionary long-term equity awards are made on an annual basis dependent on an employee's level of responsibility within the Company and individual performance.

For Executive Directors and Executive Committee members, all awards vest at the end of a three year period.

For the rest of the employee population, phased vesting of awards occurs over a period of three years with the majority vesting at the end of the three year period (except for PSU awards which vest at the end of a three year period subject to the satisfaction of performance conditions).

Non GAAP measures used in the Directors’ Remuneration Report

The Directors’ Remuneration Report contains financial measures not prepared in accordance with U.S. GAAP. These measures are referred to as “Non GAAP” measures and include “Non GAAP EBITDA”, “EBITDA Growth”, “Non GAAP EBITA” and combined Non GAAP R&D and SG&A. Non GAAP measures exclude the effect of certain cash and non-cash items, which Shire's management believes are not related to the core performance of Shire’s business. Shire’s Remuneration Committee uses these Non GAAP measures when assessing the performance and compensation of employees, including Shire’s Executive Directors. The most directly comparable measure under U.S. GAAP for Non GAAP EBITDA, and Non GAAP EBITA is U.S. GAAP Net Income. The most directly comparable measure under U.S. GAAP for combined Non GAAP R&D and SG&A as a % of total Product sales is combined U.S. GAAP R&D and SG&A as a % of total Product sales.

The following table reconciles U.S. GAAP Net Income to Non GAAP EBITDA and Non GAAP EBITA:

	For the years ended December 31,
(In millions)	2016	2015	2014	2013	2012
U.S. GAAP Net income	$327.4	$1,303.4	$3,405.5	$665.1	$745.4
(Deduct) / add back:
Loss/(gain) from discontinued operations net of tax	276.1	34.1	(122.7)	754.5	60.3
Equity in losses/(earnings) of equity method investees, net of taxes	8.7	2.2	(2.7)	(3.9)	(1.0)
Income tax (benefit)/expense	(126.1)	46.1	56.1	277.9	203.1
Other expense, net	476.8	33.7	(2.8)	39.9	37.4
Receipt of break fee	—	—	(1,635.4)	—	—
U.S. GAAP Operating income from continuing operations	962.9	1,419.5	1,698.0	1,733.5	1,045.2
Acquisition and integration activities	2,111.9	70.9	263.2	(134.1)	36.5
Amortization of acquired intangible assets	1,173.4	498.7	243.8	152.0	153.6
Depreciation	292.9	138.5	163.5	127.6	109.0
Asset impairments	8.9	643.7	190.3	27.0	197.9
Divestments and reorganizations	123.8	83.2	92.7	72.3	(18.1)
Legal and litigation costs	16.3	9.5	9.2	9.0	94.1
Costs related to terminated AbbVie offer	—	60.1	95.8	—	—
One-time employee benefit costs	20.0	—	—	—	—
Non GAAP EBITDA	4,710.1	2,924.1	2,756.5	1,987.3	1,618.2
Depreciation	(292.9)	(138.5)	(163.5)	(127.6)	(109.0)
Non GAAP EBITA	$4,417.2	$2,785.6	$2,593.0	$1,859.7	$1,509.2

Non GAAP EBITDA margin	39%	43%	44%	38%	32%

Non GAAP EBITDA margin is calculated as Non GAAP EBITDA as a percentage of Product sales, excluding Royalties and other revenues, and cost of contract manufacturing revenues.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 10, 2017 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, and (iii) all current directors and executive officers of the Company as a group. As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” regulations with respect to executive compensation disclosure in Item 11 of this Annual Report on Form 10-K and is not required thereunder to identify any “named executive officers”. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	February 10, 2017 (1)	Percent of outstanding ordinary shares
Beneficial owner
BlackRock Inc. - 55 East 52nd Street, New York NY 10022 (2)	71,248,018	7.88%

Management
Susan Kilsby	22,875	*
Dr. Flemming Ornskov (3)	339,459	*
Jeffrey Poulton (4)	33,219	*
William Burns	3,955	*
Dominic Blakemore	1,521	*
Olivier Bohuon	1,829	*
Ian Clark	—	*
Gail Fosler	23,721	*
Dr. Steven Gillis	4,164	*
Dr. David Ginsburg	2,481	*
Sara Mathew	3,825	*
Anne Minto	5,218	*
Albert Stroucken	17,616	*
All Directors and Executive Officers of the Company (19 persons) (5)	569,588	*

* Less than 1%

1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 11, 2017 (being 60 days after February 10, 2017) through the release of restricted shares and the exercise of any vested stock options and awards.

2.	Includes financial instruments pertaining to ordinary shares as disclosed to the Company.

3.
Includes 8,109 restricted shares, 76,893 shares underlying performance stock units and 89,451 shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming an ADS price of $171.63, the closing price on February 10, 2017.

4.
Includes 1,680 restricted shares (that are unable to be transacted until March 11, 2019, though that still allow voting power), 4,233 shares underlying performance stock units and restricted stock units and 16,068 shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming an ADS price of $171.63, the closing price on February 10, 2017. Mr. Poulton’s shareholding has been rounded up to the nearest whole share, with his precise shareholding including a fractional entitlement to a share resultant of the operation of a dividend reinvestment plan.

5.
Includes restricted shares (including those that are unable to be transacted though that still allow voting power), shares underlying performance stock units and restricted stock units and shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming ADS and ordinary share prices of $171.63 and £45.95 respectively, the closing prices on February 10, 2017.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year ended December 31, 2016, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards (£)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,846,490	38.98	8,967,637
Equity compensation plans not approved by security holders	—	—	—
Total	25,846,490		8,967,637

Number of securities remaining available for future issuance under equity compensation plans reflect the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Shire Global Employee Stock Purchase Plan. In addition, certain of the Company’s plans provide for the award of options, share appreciation rights (“SARs”) and restricted stock units (“RSUs”) without limitation of the number of shares that can be awarded.

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

The following table presents the aggregate professional services fees billed to the Company by Deloitte LLP for the fiscal years ended December 31, 2016 and 2015, respectively:

	For the years ended December 31,
(In millions)	2016	2015
Audit fees	$14.7	$4.7
Audit related fees	1.0	0.4
Tax fees	0.3	0.1
All other fees	18.9	3.9
Total fees	$34.9	$9.1

•
Audit fees are fees for the audit of the 2016 and 2015 Consolidated Financial Statements included in the Company's Annual Reports, reviews of the Condensed Consolidated Financial Statements included in the Half-Yearly Reports and Quarterly Reports, review of the Consolidated Financial Statements incorporated by reference into the outstanding registration statements, and statutory audit fees in other jurisdictions.

•	Audit-related fees are fees that principally relate to assurance and related services that are reasonably related to the performance of the audits and reviews of the Consolidated Financial Statements.

•	Tax fees consisted principally of assistance with matters related to compliance and advice in various tax jurisdictions.

•
All other fees in 2016 include $14.5 million of fees related to the continuation of projects already underway at Baxalta prior to its acquisition by the Company. A comprehensive review and reorganization of these services was performed following the acquisition date to ensure the continued independence of Deloitte LLP as auditors for the Company. All other fees also include $4.4 million of services provided to support the transaction and facilitate regulatory reporting related to acquisition of Baxalta as this transaction qualified as a Class One Transaction pursuant to the Listing Rules of the UK Listing Authority.

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

Certain services have been pre-approved by the Audit, Compliance & Risk Committee as part of its pre-approval policy, including:

•
audit services, such as audit work performed in the preparation of Consolidated Financial Statements, as well as work that generally only the Independent Registered Public Accountant can reasonably be expected to provide, including comfort letters, statutory audits and consultation regarding financial accounting and/or reporting standards; and

•	audit-related services, such as the audit of employee benefit plans, and special procedures required to meet certain regulatory requirements.

Where it is necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy, the Audit, Compliance & Risk Committee must pre-approve the proposed service before engaging the Independent Registered Public Accountant. For this purpose, the Audit, Compliance & Risk Committee has delegated pre-approval authority to the Chairman of the Audit, Compliance & Risk Committee. The pre-approval policy is reviewed and updated periodically and was last updated in October 2016. The Chairman must report any pre-approval decisions to the Audit, Compliance & Risk Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits and Financial Statement Schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016

Consolidated Statements of Comprehensive Income for each of the three years in the period ended

December 31, 2016

Consolidated Statements of Changes in Equity for each of the three years in the period ended

December 31, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016

Notes to the Consolidated Financial Statements

Index to the Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations for each of the three years in the period ended December 31, 2016

Statements of Changes in Equity for each of the three years in the period ended December 31, 2016

Statements of Cash Flows for each of the three years in the period ended December 31, 2016

Notes to the Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2016.

All other schedules are omitted as the information required is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes.

Exhibits

Exhibit number	Description
2.01
Agreement and Plan of Merger dated as of November 11, 2013 among Shire Pharmaceutical Holdings Ireland Limited, Venus Newco, Inc., ViroPharma Incorporated and Shire plc (incorporated by reference to Exhibit 2.1 of Shire’s Current Report on Form 8-K filed on November 12, 2013).

2.02
Asset Purchase Agreement dated as of January 16, 2014 among Shire US Holdings, Inc., Shire Regenerative Medicine, Inc. and Organogenesis Inc. (incorporated by reference to Exhibit 2.1 of Shire’s Current Report on Form 8-K filed on January 22, 2014).

2.03	Cooperation Agreement dated July 18, 2014 between AbbVie Inc. and Shire plc (incorporated by reference to Exhibit 2.2 of Shire's Current Report on Form 8-K filed on July 24, 2014).
2.04	Termination Agreement dated October 20, 2014 between AbbVie Inc. and Shire plc (incorporated by reference to Exhibit 2.1 of Shire's Current Report on Form 8-K filed on October 22, 2014).
2.05
Agreement and Plan of Merger dated as of January 11, 2015 among Shire Pharmaceuticals Holdings Ireland Limited, Knight NewCo 2, Inc., NPS Pharmaceuticals, Inc., and Shire plc (incorporated by reference to Exhibit 2.1 of Shire's Current Report on Form 8-K filed on January 12, 2015).

2.06
Agreement and Plan of Merger dated as of November 2, 2015 among Dyax Corp., Shire Pharmaceuticals International, Parquet Courts, Inc. and Shire plc (incorporated by reference to Exhibit 2.1 of Shire's Current Report on Form 8-K filed on November 2, 2015).

2.07
Agreement and Plan of Merger dated as of January 11, 2016 among Shire plc, BearTracks, Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 2.1 of Shire's Current Report on Form 8-K filed on January 11, 2016).

3.01
Memorandum of Association of Shire plc as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution passed on September 24, 2008 (incorporated by reference to Exhibit 99.02 to Shire’s Form 8-K filed on October 1, 2008).

3.02
Articles of Association of Shire plc as amended by a special resolution passed on April 28, 2016 and adopted by a special resolution passed on April 28, 2016 (incorporated by reference to Exhibit 3.1 of Shire’s Current Report on Form 8-K filed on April 29, 2016).

4.01
Form of Assignment and Novation Agreement between Shire Limited, Shire plc, JPMorgan Chase Bank, N.A. dated April 16, 2008 relating to the Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005 (incorporated by reference to Exhibit 4.01 of Shire's Current Report on Form 8-K filed on May 23, 2008).

4.02
Form of Deposit Agreement among Shire plc, JPMorgan Chase Bank, N.A. as depositary and all holders from time to time of ADRs issued thereunder dated November 21, 2005 (incorporated by reference to Exhibit 4.02 of Shire's Current Report on Form 8-K filed on May 23, 2008).

4.03	Form of Ordinary Share Certificate of Shire Limited (incorporated by reference to Exhibit 4.03 of Shire's Current Report on Form 8-K filed on May 23, 2008).
4.04	Form of American Depositary Receipt Certificate of Shire Limited (incorporated by reference to Exhibit 4.04 of Shire's Current Report on Form 8-K filed on May 23, 2008).
4.05	Trust Deed for the New Shire Income Access Trust, dated August 29, 2008 (incorporated by reference to Exhibit 4.05 of Shire's Form 10-K filed on February 27, 2009).
4.06
Form of Amended and Restated Deposit Agreement among Shire plc, Citibank, N.A. as successor depositary, and all holders from time to time of ADRs thereunder (incorporated by reference to Exhibit (a) of Shire's Form F-6 filed on April 27, 2011).

4.07
Indenture, dated as of September 23, 2016, among Shire Acquisitions Investments Ireland DAC, Shire plc, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Shire’s Current Report on Form 8-K filed on September 23, 2016).

4.08
First Supplemental Indenture, dated as of September 23, 2016, to the Indenture, dated as of September 23, 2016, among Shire Acquisitions Investments Ireland DAC, Shire plc, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of Shire’s Current Report on Form 8-K filed on September 23, 2016).

4.09
Second Supplemental Indenture, dated as of December 1, 2016, to the Indenture dated as of September 23, 2016, among Shire Acquisitions Investments Ireland DAC, Shire plc, as guarantor, Baxalta Incorporated, as subsidiary guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Shire’s Current Report on Form 8-K filed on December 2, 2016).

4.10	Form of 1.900% Senior Notes due 2019 of Shire Acquisitions Investments Ireland DAC (incorporated by reference to Exhibit 4.1 of Shire’s Current Report on Form 8-K filed on September 21, 2016).
4.11	Form of 2.400% Senior Notes due 2021 of Shire Acquisitions Investments Ireland DAC (incorporated by reference to Exhibit 4.2 of Shire’s Current Report on Form 8-K filed on September 21, 2016).
4.12	Form of 2.875% Senior Notes due 2023 of Shire Acquisitions Investments Ireland DAC (incorporated by reference to Exhibit 4.3 of Shire’s Current Report on Form 8-K filed on September 21, 2016).
4.13	Form of 3.200% Senior Notes due 2026 of Shire Acquisitions Investments Ireland DAC (incorporated by reference to Exhibit 4.4 of Shire’s Current Report on Form 8-K filed on September 21, 2016).
4.14
Indenture between Baxalta Incorporated and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 23, 2015 (incorporated by reference to Exhibit 4.1 of Shire’s Current Report on Form 8-K filed on June 3, 2016).

4.15
First Supplemental Indenture, to the Indenture dated as of June 23, 2015, between Baxalta Incorporated and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 23, 2015 (incorporated by reference to Exhibit 4.2 of Shire’s Current Report on Form 8-K filed on June 3, 2016).

4.16
Second Supplemental Indenture, to the Indenture dated as of June 23, 2015, between Baxalta Incorporated, Shire plc and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 3, 2016 (incorporated by reference to Exhibit 4.3 of Shire’s Current Report on Form 8-K filed on June 3, 2016).

10.01*
Settlement Agreement, dated August 14, 2006 by and between Shire Laboratories Inc. and Barr Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of Shire's Form 10-Q filed on November 7, 2006).

10.02**	Form of Indemnity Agreement for Directors of Shire Limited (incorporated by reference to Exhibit 10.07 of Shire's Current Report on Form 8-K filed on May 23, 2008).
10.03**	Amendment to the Shire Portfolio Share Plan as approved by the Annual General meeting held on April 27, 2010 (incorporated by reference to Exhibit 10.27 of Shire's Form 10-Q filed on May 6, 2010).
10.04**
Executive Employment Agreement Agreement between Shire Pharmaceuticals, LLC and Mr. Flemming Ornskov, dated October 24, 2012 (Incorporated by reference to Exhibit 10.29 of Shire's Form 10-K filed on February 25, 2013).

10.05**
Executive Employment Agreement between Shire Human Genetic Therapies, Inc. and Jeffrey V. Poulton, dated April 29, 2015 (incorporated by reference to Exhibit 10.33 of Shire's Form 10-Q filed on July 30, 2015).

10.06
Letter agreement dated December 13, 2013 among Shire plc, Morgan Stanley Bank International Limited, as agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Shire’s Current Report on Form 8-K filed on December 16, 2013).

10.07	Letter agreement dated February 18, 2014 between Shire plc and Barclays Bank plc, as agent (incorporated by reference to Exhibit 10.1 of Shire’s Current Report on Form 8-K filed on February 21, 2014).
10.08	Letter agreement dated April 8, 2014 between Shire plc and Barclays Bank plc, as agent (incorporated by reference to Exhibit 10.1 of Shire’s Current Report on Form 8-K filed on April 11, 2014).
10.09
US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement dated December 12, 2014 (incorporated by reference to Exhibit 10.1 of Shire’s Current Report on Form 8-K filed on December 17, 2014).

10.10
Consent Request dated November 4, 2015 to US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement (incorporated by reference to Exhibit 10.01 of Shire's Current Report on Form 8-K filed on November 30, 2015).

10.11
Consent Request Approval Notice dated November 20, 2015 to US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement (incorporated by reference to Exhibit 10.02 of Shire's Current Report on Form 8-K filed on November 30, 2015).

10.12
Consent Request dated November 8, 2016 to US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement (incorporated by reference to Exhibit 99.1 of Shire's Current Report on Form 8-K filed on December 2, 2016).

10.13
Consent Request Approval Notice dated November 20, 2016 to US$ 2,100,000,000 Multicurrency Revolving and Swingline Facilities Agreement (incorporated by reference to Exhibit 99.2 of Shire's Current Report on Form 8-K filed on December 2, 2016).

10.14
Facilities Agreement dated January 11, 2015 among Shire plc, Citigroup Global Markets Limited, as mandated lead arranger and bookrunner, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Shire’s Current Report on Form 8-K filed on January 12, 2015).

10.15
US$ 5,600,000,000 Term Facilities Agreement dated November 2, 2015 among Shire plc, Morgan Stanley Bank International Limited and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.2 of Shire's Current Report on Form 8-K filed on November 2, 2015).

10.16	Consent Request dated November 8, 2016 to US$ 5,600,000,000 Term Facilities Agreement (incorporated by reference to Exhibit 99.3 of Shire's Current Report on Form 8-K filed on December 2, 2016).
10.17
Consent Request Approval Notice dated November 16, 2016 to US$ 5,600,000,000 Term Facilities Agreement (incorporated by reference to Exhibit 99.4 of Shire's Current Report on Form 8-K filed on December 2, 2016).

10.18
Letter Agreement among Shire plc, Baxalta Incorporated and Baxter International Inc. dated January 11, 2016 (incorporated by reference to Exhibit 10.1 of Shire's Current Report on Form 8-K filed on January 11, 2016).

10.19
Bridge Facilities Agreement among Shire plc, Barclays Bank plc and Morgan Stanley Bank International Limited dated January 11, 2016 (incorporated by reference to Exhibit 10.2 of Shire's Current Report on Form 8-K filed on January 11, 2016).

10.20
Contingent Value Rights Agreement by and between Shire plc and American Stock Transfer & Trust Company, LLC dated as of January 22, 2016 (incorporated by reference to Exhibit 10.1 of Shire's Current Report on Form 8-K filed on January 22, 2016).

10.21
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

21	List of Subsidiaries
23.1	Consent of Deloitte LLP, independent registered public accounting firm to Shire plc
23.2	Consent of Deloitte LLP, independent registered public accounting firm to Shire Income Access Share Trust
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a - 14 under The Exchange Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

**	Constitutes a management contract or compensatory plan or arrangement

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc
St Helier, Jersey

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shire plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte LLP

London, United Kingdom
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shire plc
St Helier, Jersey

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Baxalta Incorporated, which was acquired on June 3, 2016 and whose financial statements constitute 16% of total assets (excluding goodwill, intangible assets, and the fair value adjustments associated with inventories and property, plant, and equipment which were included in management's assessment of internal control over financial reporting as of December 31, 2016) and 35% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Baxalta Incorporated. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Shire Income Access Share Trust (the “Trust”), based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls applicable to the Trust, as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and the Trust and our reports dated February 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

London, United Kingdom
February 22, 2017

SHIRE PLC
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
(In millions)	Notes	2016	2015
ASSETS
Current assets:
Cash and cash equivalents		$528.8	$135.5
Restricted cash		25.6	86.0
Accounts receivable, net	8	2,616.5	1,201.2
Inventories	9	3,562.3	635.4
Prepaid expenses and other current assets	10	806.3	197.4
Total current assets		7,539.5	2,255.5
Investments		191.6	50.8
Property, plant and equipment (“PP&E”), net	11	6,469.6	828.1
Goodwill	12	17,888.2	4,147.8
Intangible assets, net	13	34,697.5	9,173.3
Deferred tax asset	21	96.7	121.0
Other non-current assets		152.3	33.3
Total assets		$67,035.4	$16,609.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	16	$4,312.4	$2,050.6
Short-term borrowings and capital lease obligations	17	3,068.0	1,512.7
Other current liabilities		362.9	142.8
Total current liabilities		7,743.3	3,706.1
Long-term borrowings and capital lease obligations	17	19,899.8	82.1
Deferred tax liability	21	8,322.7	2,205.9
Other non-current liabilities		2,121.6	786.6
Total liabilities		$38,087.4	$6,780.7
Commitments and contingencies	24

SHIRE PLC
CONSOLIDATED BALANCE SHEETS (continued)

		December 31,	December 31,
(In millions)	Notes	2016	2015
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 912.2 shares issued and outstanding (2015: 1,000 shares authorized; and 601.1 shares issued and outstanding)	26	81.3	58.9
Additional paid-in capital		24,740.9	4,486.3
Treasury stock: 9.0 shares (2015: 9.7 shares)	26	(301.9)	(320.6)
Accumulated other comprehensive loss	19	(1,497.6)	(183.8)
Retained earnings		5,925.3	5,788.3
Total equity		28,948.0	9,829.1
Total liabilities and equity		$67,035.4	$16,609.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
(In millions)	Notes	2016	2015	2014
Revenues:
Product sales		$10,885.8	$6,099.9	$5,830.4
Royalties and other revenues		510.8	316.8	191.7
Total revenues		11,396.6	6,416.7	6,022.1
Costs and expenses:
Cost of sales		3,816.5	969.0	979.3
Research and development		1,439.8	1,564.0	1,067.5
Selling, general and administrative		3,015.2	1,842.5	1,782.0
Amortization of acquired intangible assets	13	1,173.4	498.7	243.8
Integration and acquisition costs	5	883.9	39.8	158.8
Reorganization costs	6	121.4	97.9	180.9
Gain on sale of product rights		(16.5)	(14.7)	(88.2)
Total operating expenses, net		10,433.7	4,997.2	4,324.1

Operating income from continuing operations		962.9	1,419.5	1,698.0

Interest income		18.4	4.2	24.7
Interest expense		(469.6)	(41.6)	(30.8)
Other (expense)/income, net		(25.6)	3.7	8.9
Receipt of break fee	23	—	—	1,635.4
Total other (expense)/income, net		(476.8)	(33.7)	1,638.2

Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees		486.1	1,385.8	3,336.2
Income taxes	21	126.1	(46.1)	(56.1)
Equity in (losses)/ earnings of equity method investees, net of taxes		(8.7)	(2.2)	2.7
Income from continuing operations, net of taxes		603.5	1,337.5	3,282.8
(Loss)/gain from discontinued operations, net of taxes[1]	7	(276.1)	(34.1)	122.7
Net income		$327.4	$1,303.4	$3,405.5

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

		Years ended December 31,
	Notes	2016	2015	2014
Earnings per ordinary share - basic
Earnings from continuing operations	20	$0.78	$2.27	$5.60
(Loss)/gain from discontinued operations	20	(0.35)	(0.06)	0.21
Earnings per ordinary share - basic		$0.43	$2.21	$5.81

Earnings per ordinary share - diluted
Earnings from continuing operations	20	$0.77	$2.26	$5.55
(Loss)/gain from discontinued operations	20	(0.35)	(0.06)	0.21
Earnings per ordinary share - diluted		$0.42	$2.20	$5.76

Cash dividends declared and paid per ordinary share		$0.27	$0.23	$0.21

Weighted average number of shares (millions):
Basic	20	770.1	590.4	586.7
Diluted	20	776.2	593.1	591.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In millions)	2016	2015	2014
Net income	$327.4	$1,303.4	$3,405.5
Other comprehensive loss:
Foreign currency translation adjustments	(1,323.3)	(156.4)	(136.1)
Pension and other employee benefits (net of tax expense of $8.8 million)	(5.2)	—	—
Unrealized holding gain/(loss) on available-for-sale securities (net of tax benefit of $0.1 million, $nil, and $1.3 million)	8.3	4.1	(5.6)
Hedging activities (net of tax expense of $3.3 million)	6.4	—	—
Comprehensive (loss)/income	$(986.4)	$1,151.1	$3,263.8

The components of Accumulated other comprehensive loss as of December 31, 2016 and December 31, 2015 are as follows:

	December 31,	December 31,
(In millions)	2016	2015
Foreign currency translation adjustments	$(1,505.4)	$(182.1)
Pension and other employee benefits, net of taxes	(5.2)	—
Unrealized holding gain/(loss) on available-for-sale securities, net of taxes	6.6	(1.7)
Hedging activities, net of taxes	6.4	—
Accumulated other comprehensive loss	$(1,497.6)	$(183.8)

The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Common stock Number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total equity
As of January 1, 2016	601.1	$58.9	$4,486.3	$(320.6)	$(183.8)	$5,788.3	$9,829.1
Net income	—	—	—	—	—	327.4	327.4
Other comprehensive loss, net of tax	—	—	—	—	(1,313.8)	—	(1,313.8)
Shares issued under employee benefit plans	5.9	0.4	138.4	—	—	—	138.8
Shares issued for the acquisition of Baxalta	305.2	22.0	19,788.9	—	—	—	19,810.9
Share-based compensation	—	—	318.5	—	—	—	318.5
Tax benefit associated with exercise of stock options	—	—	8.8	—	—	—	8.8
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	18.7	—	(19.1)	(0.4)
Dividends	—	—	—	—	—	(171.3)	(171.3)
As of December 31, 2016	912.2	$81.3	$24,740.9	$(301.9)	$(1,497.6)	$5,925.3	$28,948.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Dividends per share

During the year ended December 31, 2016, Shire plc declared and paid dividends of $0.27 per ordinary share (equivalent to $0.81 per ADS) totaling $171.3 million.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (continued)
(In millions)

	Common stock Number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive (loss)/income	Retained earnings	Total equity
As of January 1, 2015	599.1	$58.7	$4,338.0	$(345.9)	$(31.5)	$4,643.6	$8,662.9
Net income	—	—	—	—	—	1,303.4	1,303.4
Other comprehensive loss, net of tax	—	—	—	—	(152.3)	—	(152.3)
Options exercised	2.0	0.2	16.4	—	—	—	16.6
Share-based compensation	—	—	100.3	—	—	—	100.3
Tax benefit associated with exercise of stock options	—	—	31.6	—	—	—	31.6
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	25.3	—	(24.3)	1.0
Dividends	—	—	—	—	—	(134.4)	(134.4)
As of December 31, 2015	601.1	$58.9	$4,486.3	$(320.6)	$(183.8)	$5,788.3	$9,829.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Dividends per share

During the year ended December 31, 2015, Shire plc declared and paid dividends of $0.23 per ordinary share (equivalent to $0.70 per ADS) totaling $134.4 million.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(In millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total equity
As of January 1, 2014	597.5	$58.6	$4,186.3	$(450.6)	$110.2	$1,461.5	$5,366.0
Net income	—	—	—	—	—	3,405.5	3,405.5
Other comprehensive income, net of tax	—	—	—	—	(141.7)	—	(141.7)
Options exercised	1.6	0.1	15.1	—	—	—	15.2
Share-based compensation	—	—	97.0	—	—	—	97.0
Tax benefit associated with exercise of stock options	—	—	39.6	—	—	—	39.6
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	104.7	—	(102.2)	2.5
Dividends	—	—	—	—	—	(121.2)	(121.2)
As of December 31, 2014	599.1	$58.7	$4,338.0	$(345.9)	$(31.5)	$4,643.6	$8,662.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Dividends per share

During the year ended December 31, 2014, Shire plc declared and paid dividends of $0.21 per ordinary share (equivalent to $0.62 per ADS) totaling $121.2 million.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$327.4	$1,303.4	$3,405.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,466.3	637.2	407.3
Share-based compensation	318.5	100.3	97.0
Amortization of deferred financing costs	125.5	—	—
Change in fair value of contingent consideration	11.1	(149.9)	14.7
Unwind of inventory fair value step-up	1,118.0	31.1	91.9
Impairment of intangible assets	8.9	643.7	190.3
Movement in deferred taxes	(594.6)	(198.2)	(14.3)
Write down of PP&E	92.4	—	—
Other, net	31.4	—	(27.9)
Changes in operating assets and liabilities:
Increase in accounts receivable	(701.7)	(211.4)	(66.1)
Increase in sales deduction accruals	288.3	97.6	107.6
Increase in inventory	(255.8)	(63.2)	(25.3)
Decrease/(increase) in prepayments and other assets	(198.4)	37.2	42.4
Increase in accounts and notes payable and other liabilities	621.6	109.2	5.3
Net cash provided by operating activities	$2,658.9	$2,337.0	$4,228.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Movements in restricted cash	$62.8	$(32.0)	$(32.6)
Purchases of subsidiary undertakings and businesses, net of cash acquired	(17,476.2)	(5,553.4)	(4,104.4)
Purchases of non-current investments and PP&E	(648.7)	(124.2)	(100.1)
Proceeds from short-term investments	—	67.0	57.8
Proceeds received on sale of product rights	10.9	17.5	127.0
Proceeds from disposal of non-current investments and PP&E	0.9	18.7	21.5
Other, net	(41.9)	(13.5)	0.2
Net cash used in investing activities	$(18,092.2)	$(5,619.9)	$(4,030.6)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years ended December 31,
(In millions)	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	$32,443.4	$3,760.8	$2,310.8
Repayment of revolving line of credit, long term and short term borrowings	(16,404.3)	(3,110.9)	(1,461.8)
Repayment of debt acquired through business combinations	—	—	(551.5)
Proceeds from ViroPharma call options	—	—	346.7
Payment of dividend	(171.3)	(134.4)	(121.2)
Debt issuance costs	(172.3)	(24.1)	(10.2)
Contingent consideration payments	(8.0)	(101.2)	(15.2)
Proceeds from exercise of options	129.0	16.6	17.4
Other, net	9.3	32.2	39.5
Net cash provided by financing activities	$15,825.8	$439.0	$554.5
Effect of foreign exchange rate changes on cash and cash equivalents	0.8	(3.0)	(9.3)
Net increase/(decrease) in cash and cash equivalents	393.3	(2,846.9)	743.0
Cash and cash equivalents at beginning of period	135.5	2,982.4	2,239.4
Cash and cash equivalents at end of period	$528.8	$135.5	$2,982.4

Supplemental information associated with continuing operations:

	Years ended December 31,
(In millions)	2016	2015	2014
Interest paid	$(284.0)	$(20.0)	$(14.5)
Income taxes (paid)/received	(431.0)	(69.0)	194.4
Receipt of break fee	—	—	1,635.4

For stock issued as purchase consideration on the Baxalta acquisition related to non-cash investing activities, see Note 3, Business Combinations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Operations

Shire plc and its subsidiaries (collectively referred to as either “Shire”, or the “Company”) is the leading global biotechnology company focused on serving people with rare diseases and other highly specialized conditions across core therapeutic areas including Hematology, Genetic Diseases, Neuroscience, Immunology, Internal Medicine, Ophthalmology, and Oncology.

Some of the Company's marketed products include ADVATE/ADYNOVATE,VONVENDI and FEIBA for hematology, CINRYZE, ELAPRASE and REPLAGAL for genetic diseases, VYVANSE and ADDERALL XR for neuroscience, GAMMAGARD and HYQVIA for immunology, LIALDA/MEZAVANT and PENTASA for internal medicine, XIIDRA for ophthalmology and ONCASPAR and ONYVIDE for oncology.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development (“R&D”) focused on rare diseases and other highly specialized conditions, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, partners, investors and employees.

2.	Summary of Significant Accounting Policies

Basis of preparation

The accompanying Consolidated Financial Statements include the accounts of Shire plc, all of its subsidiary undertakings and the Income Access Share trust, after elimination of inter-company accounts and transactions. They have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations for annual reporting.

On June 3, 2016, the Company completed its acquisition of Baxalta for $32.4 billion, representing the preliminary fair value of purchase consideration. The Company’s Consolidated Financial Statements include the results of Baxalta from the date of acquisition. For further details regarding the acquisition, refer to Note 3, Business Combinations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Due to the Baxalta acquisition, the Company concluded that it was appropriate to reclassify the Amortization of Acquired Intangibles from Selling, General and Administrative ("SG&A") on the Consolidated Statements of Operations. Accordingly, the Company reclassified the Amortization of Acquired Intangibles from SG&A in comparative periods to conform to the current classification. The Company reclassified capital lease obligations from Other current liabilities to the Short-term borrowings and from Other non-current liabilities to Long-term borrowings and capital lease obligations in comparative periods to conform the current classification.

Use of estimates in Consolidated Financial Statements

The preparation of the Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Consolidation

The Consolidated Financial Statements reflect the financial statements of the Company and those of the Company's wholly-owned subsidiaries. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to non-controlling interests in its Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. Intercompany balances and transactions are eliminated in consolidation.

The Company determines whether to consolidate subsidiaries based on either the variable interest entity (“VIE”) model or the voting interest model. The Company consolidates a VIE if it is determined that the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of an entity, management applies a qualitative approach that determines whether the Company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company consolidates entities that are not VIEs if it is determined that the Company holds a majority voting interest in the entity.

Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Revenue recognition

The Company recognizes revenue when all of the following criteria are met:

•	there is persuasive evidence an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price to the customer is fixed or determinable; and

•	collectibility is reasonably assured.

Where applicable, all revenues are stated net of value added and similar taxes and trade discounts. The Company’s principal revenue streams and their respective accounting treatments are discussed below:

Product sales

Revenues from Product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. Product sales are recorded net of applicable reserves for discounts and allowances.

Reserves for Discounts and Allowances

The Company establishes reserves for trade discounts, chargebacks, distribution service fees, Medicaid rebates, managed care rebates, incentive rebates, product returns and other governmental rebates or applicable allowances. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from estimates. If actual results vary, management adjusts these estimates, which have an effect on earnings in the period of adjustment.

•
Trade discounts are generally credits granted to wholesalers, specialty pharmacies and other customers for remitting payment on their purchases within established incentive periods and are classified as a reduction of accounts receivable, offset by revenue.

•
Chargebacks are credits or payments issued to wholesalers and distributors who provide products to qualified healthcare providers at prices lower than the list prices charged to the wholesaler or distributor. Reserves are estimated based on expected purchases by those qualified healthcare providers. Chargeback reserves are classified as a reduction of accounts receivable.

•
Distribution service fees are credits or payments issued to wholesalers, distributors and specialty pharmacies for compliance with various contractually-defined inventory management practices or services provided to support patient access to a product. These fees are generally based on a percentage of gross purchases but can also be based on additional services these entities provide. Most of these costs are reflected as a reduction of gross sales; however, to the extent benefit from services can be separately identified and the fair value determined, costs are classified in Selling, general and administrative expense. Reserves are classified within accrued expenses.

•
Medicaid rebates are payments to States under statutory and voluntary reimbursement arrangements. Reserves for these rebates are generally based on an estimate of expected product usage by Medicaid patients and expected rebate rates. Statutory rates are generally based on a percentage of selling price adjusted upwards for price increases in excess of published inflation indices. As a result, rebates generally increase as a percentage of the selling price over the life of the product (as prices increase). Medicaid rebate reserves are classified within accrued expenses.

•
Managed care rebates are payments to third parties, primarily pharmacy benefit managers and other health insurance providers. The reserve for these rebates is based on an estimate of customer buying patterns and applicable contractual rebate rates to be earned over each period. Reserves are classified within accrued expenses.

•
Incentive rebates are generally credits or payments issued to specialty pharmacies, distributors or Group Purchasing Organizations for qualified purchases of certain products. Reserves are estimated based on the terms of each individual contract and purchase volumes and are classified within accrued expenses.

•
Return credits are issued to customers for return of product damaged in shipment and, for certain products, return due to lot expiry. The majority of returns are due to expiry, and reserves are estimated based on historical returns experience. The returns reserve is classified within accrued expenses.

•
Other discounts and allowances include Medicare rebates, coupon and patient co-pay assistance. Medicare rebates are payments to health insurance providers of Medicare Part D coverage to qualified patients. Reserve estimates are based on customer buying patterns and applicable contractual rebate rates to be earned over each period. Coupon and co-pay assistance programs provide discounts to qualified patients. Reserve estimates are based on expected claim volumes under these programs and estimated cost per claim that the Company expects to pay. Reserves for Medicare and coupon and patient co-pay programs are classified within accrued expenses.

Royalties and Other Revenue

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

Other revenue includes revenues derived from product out-licensing arrangements, which may consist of an initial up-front payment on inception of the license and subsequent milestone payments upon achievement of certain clinical and sales milestones. To the extent the license requires Shire to provide services to the licensee; up-front payments are deferred and recognized over the service period.

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development ("IPR&D") projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Consolidated Financial Statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from a business combination it completed prior to the acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired in a business combination. Goodwill is not amortized, but instead is reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Events or changes in circumstances which could trigger an impairment review include but are not limited to: unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities and acts by governments and courts.

For the purpose of assessing the carrying value of goodwill for impairment, goodwill is allocated at the Company’s reporting unit level. As described in Note 22, Segment Reporting, the Company operates in one operating segment which it considers to be its only reporting unit.

The Company reviews goodwill for impairment by firstly assessing qualitative factors, including comparing the market capitalization of the Company to the carrying value of its assets, to determine whether events or circumstances exist which indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company assesses all events or circumstances and determines if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, after assessing these qualitative factors, it is deemed more likely than not that the fair value of a reporting unit is less than its carrying value, a “two step” quantitative assessment is performed by comparing the carrying value of the reporting unit's net assets (including allocated goodwill) to the fair value of the reporting unit.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of its reporting unit, then it determines the implied fair value of its reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

Intangible Assets

Intangible assets primarily relate to commercially marketed products and IPR&D projects. Intangible assets are recorded at fair value at the time of their acquisition and are stated in the Consolidated Balance Sheets, net of accumulated amortization and impairments, if applicable.

Intangible assets related to commercially marketed products are amortized over their estimated useful lives. Remaining useful lives range from 2 to 25 years (weighted average 20 years) and the Company amortizes its intangibles on a straight-line basis. The Company reviews intangible assets for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Milestone payments made to third parties on and subsequent to regulatory approval are capitalized as intangible assets, and amortized over the remaining useful life of the related product.

The following factors, where applicable, are considered in estimating the useful lives of intangible assets:

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

Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether the acquisition constitutes the purchase of a single asset or a group of assets. The Company considers multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and its rationale for entering into the transaction.

If the Company acquires a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If the Company acquires an asset or group of assets that do not meet the definition of a business, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

IPR&D projects are considered to be indefinite-lived until completion of the associated R&D efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Intangible assets related to IPR&D projects are tested for impairment at least annually, as of October 1st, until commercialization, after which time the IPR&D is amortized over its estimated useful life.

The Company evaluates the carrying value of long-lived assets, except for goodwill and indefinite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of the relevant assets may not be recoverable. When such a determination is made, management’s estimate of undiscounted cash flows to be generated by the use and ultimate disposition of these assets is compared to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is deemed not to be recoverable, the amount of the impairment recognized in the Consolidated Financial Statements is determined by estimating the fair value of the relevant assets and recording an impairment loss for the amount by which the carrying value exceeds the estimated fair value. This fair value is usually determined based on estimated discounted cash flows.

When performing the impairment assessment, the Company calculates the fair value using the same methodology as described above. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value.

Fair Value Measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

•	Level 1 - Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•
Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The majority of the Company's financial assets have been classified as Level 1 and 2. The Company's financial assets, which include cash equivalents, derivative contracts, marketable equity and debt securities, and plan assets for deferred compensation, have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The Company utilizes industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Accounts receivable

The Company's accounts receivable arise from Product sales and represent amounts due from its customers. The Company monitors the financial performance and credit worthiness of its large customers so that it can assess and respond to changes in their credit profile. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay. Amounts determined to be uncollectible are written-off against the reserve.

Investments

The Company has certain investments in pharmaceutical and biotechnology companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on its ownership percentage and other factors that suggest the Company has significant influence. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet under Investments and its share of the investees’ earnings or losses together with other-than- temporary impairments in value under equity in (losses)/ earnings of equity method investees, net of taxes in the Consolidated Statements of Operations. The Company monitors these investments to evaluate whether any decline in their value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For investments in equity investments that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the consolidated statement of comprehensive income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in other income, net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included as interest income in the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market. Cost incurred in bringing each product to its present location and condition is based on purchase costs calculated on a first-in, first-out basis, including transportation costs. The inventory costs are classified as long term when the Company expects to utilize the inventory beyond the normal operating cycle and includes these costs in Other assets in the Consolidated Balance Sheets.

Capitalization of Inventory Costs

The Company capitalizes inventory costs associated with its products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered highly probable and the future economic benefit is expected to be realized.

Obsolescence and Unmarketable Inventory

Inventories are written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. Amounts written down due to unmarketable inventory are charged to Cost of product sales.

Property, plant and equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation and impairment losses. Property, plant and equipment are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the useful life of the underlying asset. The Company also capitalizes certain direct and incremental costs associated with the validation effort required for licensing by regulatory agencies of new manufacturing equipment for the production of a commercially approved drug. These costs primarily include direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the useful life of the related equipment.

Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Asset category	Estimated useful lives
Land	Not depreciated
Buildings and leasehold improvements	15 to 50 years
Office furniture, fittings and equipment	3 to 10 years
Machinery, equipment and other	3 to 15 years

At the time property, plant and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and accumulated depreciation accounts. The profit or loss on such disposition is reflected in operating income.

Discontinued operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes.

Contingent consideration payable

Contingent consideration payable represents future milestones and royalties the Company may be required to pay in conjunction with various business combinations. The amounts ultimately payable by the Company are dependent upon the successful achievement of the underlying scientific or commercial event and future net sales of the relevant products over applicable term. The Company records an obligation for such contingent payments at fair value on the acquisition date. The Company assesses the probability, and estimated timing, of these milestones being achieved and the present value of forecast future net sales of the relevant products and re-measures the related contingent consideration to fair value each balance sheet date. The amount of contingent consideration which may ultimately be payable by Shire in relation to future royalties is dependent upon future net sales of the relevant products over the life of the royalty term.
The fair value of the Company’s contingent consideration payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones is specific to the individual contingent consideration payable. The assumptions include, among other things, the probability of, and period in which, the relevant milestone event is expected to be achieved; the amount of royalties that will be payable based on forecast net sales of the relevant products; and the discount rates to be applied in calculating the present values of the relevant milestone or royalty. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Derivative financial instruments

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

The Company uses forward contracts to mitigate the effects of changes in foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables. These derivative instruments generally are not formally designated as hedges and the terms of these instruments generally do not exceed three months. The fair values of these instruments are included on the balance sheet in current assets/liabilities, with changes in the fair value recognized in the Consolidated Statements of Operations. The cash flows relating to these instruments are presented within net cash provided by operating activities in the Consolidated Statements of Cash Flows, unless the derivative instruments are economically hedging specific investing or financing activities.

Translation of foreign currency

The functional currency for most of the foreign subsidiaries is their local currency. For the non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the foreign operations into U.S. dollars are excluded from the determination of Net income and are recorded in AOCI, a separate component of equity. For subsidiaries where the functional currency of the assets and liabilities differ from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in Other income/(expense), net, in Net income.

Foreign currency exchange transaction gains/(losses) included in Consolidated Statements of Operations in the years ended December 31, 2016, 2015 and 2014 amounted to $17.7 million, $(26.5) million and $(15.6) million, respectively.

Cost of product sales

Cost of product sales includes the cost of purchasing finished product for sale, the cost of raw materials and costs of manufacturing those products including shipping and handling costs, depreciation and amortization of intangible assets in respect of favorable manufacturing contracts. Royalties payable to third party intellectual property owners related to the sold products are also included in Cost of product sales.

Research and development ("R&D") expense

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities, which include compensation and benefits, facilities and overhead expenses, clinical trial expenses and fees paid to contract research organizations ("CROs"), clinical supply and manufacturing expenses. R&D expense also includes the impairment charges related to intangible assets.

Research and development expenses are expensed as incurred. Payments that were made for research and development services prior to the services being rendered are recorded as Prepaid expenses and other current assets on the Consolidated Balance Sheets and are expensed as the services are provided. Management also accrues the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs.

Advertising costs are expensed as incurred. Advertising costs amounted to $216.0 million, $56.1 million and $56.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Collaborative arrangements

The Company enters into collaborative arrangements to develop and commercialize drug candidates. These collaborative arrangements often require up-front, milestone, royalty or profit share payments, or a combination of these, with payments often contingent upon the success of the related development and commercialization efforts. Collaboration agreements entered into by the Company may also include expense reimbursements or other such payments to the collaborating partner. The Company records payments received from the collaborative partners for their share of the development costs as a reduction of research and development expense.

For collaborations with commercialized products, if the Company is the principal, we record revenue and the corresponding operating costs in their respective line items in the Consolidated Statements of Operations. If we are not the principal, we record operating costs as a reduction of revenue.

Leased assets

The costs of operating leases are charged to operations on a straight-line basis over the lease term, even if rental payments are not made on such a basis.

Assets acquired under capital leases are included in the Consolidated Balance Sheets as property, plant and equipment and are depreciated over the shorter of the period of the lease or their useful lives. The capital element of future lease payments is recorded as a liability, while the interest element is charged to operations over the period of the lease to produce a level yield on the balance of the capital lease obligation.

Finance costs of debt

Financing costs relating to debt issued are recorded against the corresponding debt and amortized to the Consolidated Statements of Operations over the period to the earliest redemption date of the debt, using the effective interest rate method. On extinguishment of the related debt, any unamortized deferred financing costs are written off and charged to interest expense in the Consolidated Statements of Operations.

Income taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method

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

Earnings per share

Basic earnings per share is based upon net income attributable to the Company divided by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is based upon net income attributable to the Company divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares equivalents that were outstanding during the year. Such potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.

Share-based compensation

The share-based compensation programs grant awards that include stock-settled share appreciation rights (“SARs”), stock options, performance share awards (“PSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). The Company also operates a Global Employee Stock Purchase Plan, and Sharesave Plans in the UK and Ireland.

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

For share-based compensation awards which cliff vest, the Company recognizes the cost of the relevant share-based payment award as an expense on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period. For those share-based compensation awards with a graded vesting schedule, the Company recognizes the cost of the relevant share-based payment award as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period for the entire award (that is, over the requisite service period for the last separately vesting portion of the award). The share-based compensation expense is recorded in Cost of product sales, R&D, SG&A, Reorganization costs and Integration and Acquisition costs in the Consolidated Statements of Operations based on the employees’ respective functions.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). The Company’s share-based compensation plans are described more fully in Note 27, Share-based Compensation Plans.

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

Adopted during the period

Reporting requirements for development stage entities

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 simplified the existing guidance for development stage entities by removing all incremental financial reporting requirements and the exception available for development stage entities when determining whether the development stage entity is a variable interest entity. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. Shire adopted this guidance as of January 1, 2016, with prospective application. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.
Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued additional guidance which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs were not affected by these amendments.

Shire adopted this guidance as of January 1, 2016, with retroactive application. The Short-term borrowings and Long-term borrowings line items in the Consolidated Balance Sheets and related footnote disclosures for all periods presented have been adjusted accordingly. The adoption of this guidance did not impact the Company’s results of operations or cash flows.

Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under the standard, if a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. Shire adopted this guidance as of January 1, 2016, with prospective application. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

Measurement-Period Adjustments

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for adjustments related to business combinations arising within one year of the acquisition. The standard simplifies the accounting for adjustments related to business combinations arising within one year of the acquisition. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and record the effect on earnings of those changes as if the accounting had been completed at the acquisition date, and sets forth new disclosure requirements related to the adjustments. Shire adopted this guidance as of January 1, 2016, with prospective application. The adoption of this guidance impacted the recognition and disclosure of measurement period adjustments identified during the twelve months ended December 31, 2016 related to the Baxalta and Dyax acquisitions. Refer to Note 3, Business Combinations for further information.

Financial Instrument Accounting

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new guidance clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal of debt instruments are clearly and closely related to their debt host. This guidance will be effective beginning on January 1, 2017, and modified retrospective application is required. Early adoption is permitted. Shire adopted this guidance as of 2016, and it had no impact on the Company's financial position or results of operations.

Pension Plans

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the disclosure requirement to categorize within the fair value hierarchy all investments that measure fair value using the net asset value per share as a practical expedient and certain disclosures associated with these types of investments. This guidance became effective beginning on January 1, 2016, and retrospective application is required. This guidance was adopted during the current period and impacted the disclosure of certain acquired pension plan assets in the fair value hierarchy in Note 18, Retirement and Other Benefit Programs, but did not impact the Company's financial position or results of operations.

To be adopted in future periods

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04-Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

The amendment is effective for the Company beginning on January 1, 2020, with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the potential impact on its financial position and results of operations of the amendment.

Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company beginning on January 1, 2018.

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard also requires additional qualitative and quantitative disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

In May 2016, the FASB rescinded several SEC Staff Announcements that are codified in ASC 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.

These standards have the same effective date and transition date of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for the Company as of January 1, 2017. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial position or results of operations.

Financial Instrument Accounting

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in Other Comprehensive Income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The new standard will be effective for the Company as of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new accounting guidance will require the recognition of all lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This standard is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance. For detail on the Company's commitments under operating leases see Note 24 Commitments and Contingencies.

Share-Based Payment Accounting

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows and allows a one-time accounting policy election to account for forfeitures as they occur. The new standard will be effective on January 1, 2017.

The Company will adopt ASU 2016-09 in the first quarter of 2017. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as Additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which vesting or settlement occurs. Subsequent to adoption, the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting or settlement dates of equity awards and timing of employee exercise activity.

Upon adoption of ASU 2016-09, the Company will elect to change its accounting policy to account for forfeitures as they occur. These changes will be applied on a modified retrospective basis with an immaterial cumulative effect adjustment to retained earnings as of January 1, 2017.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, and aims to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. This amendment is effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The guidance requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement goes into effect for the Company as of January 1, 2018. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Statement of Cash Flows.

Statutory accounts

The Consolidated Financial Statements are prepared in accordance with U.S. GAAP, in fulfillment of the Company’s United Kingdom Listing Authority (“UKLA”) annual reporting requirements and will be filed with the UKLA in due course.

Statutory accounts of Shire, consisting of the solus accounts of Shire plc for the year to December 31, 2016 are prepared in accordance with UK GAAP and the Companies (Jersey) Law 1991 and are included in the Annual Report.

3.    Business Combinations

Acquisition of Baxalta
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
The preliminary fair value of the purchase price consideration consisted of the following:

(In millions)	Estimated fair value
Cash paid to shareholders	$12,366.7
Fair value of stock issued to shareholders	19,353.2
Fair value of partially vested stock options and RSUs assumed	508.8
Contingent consideration payable	169.0
Total Purchase Consideration	$32,397.7

The acquisition of Baxalta was accounted for as a business combination using the acquisition method of accounting. Shire issued 305.2 million shares to former Baxalta shareholders at the date of the acquisition. For a more detailed description of the fair value of the partially vested stock options and RSUs assumed, please see Note 27, Share-based Compensation Plans, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The assets acquired and the liabilities assumed from Baxalta have been recorded at their preliminary fair value as of June 3, 2016, the date of acquisition. The Company’s Consolidated Financial Statements included the results of Baxalta from the date of acquisition. The amount of Baxalta’s post-acquisition revenues included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016 was $4,011.6 million. After the closing of the acquisition, the Company began integrating Baxalta and as such the combined business is now sharing various research and development and selling, general and administrative functions. As a result, computing a separate measure of Baxalta’s stand-alone profitability for periods after the acquisition date is not practical.

The Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments identified during the year ended December 31, 2016, is outlined below.

(In millions)	Preliminary fair values as of June 3, 2016	Measurement period adjustments	Preliminary fair values as of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$583.2	$—	$583.2
Accounts receivable	1,071.7	(2.0)	1,069.7
Inventories	5,341.1	(1,447.7)	3,893.4
Other current assets	673.3	(97.3)	576.0
Total current assets	7,669.3	(1,547.0)	6,122.3
Property, plant and equipment	5,687.7	(235.0)	5,452.7
Investments	128.2	—	128.2
Goodwill	6,106.4	5,316.0	11,422.4
Intangible assets
Currently marketed products	24,550.0	(2,555.0)	21,995.0
In-Process Research and Development ("IPR&D")	2,940.0	(2,210.0)	730.0
Contract based arrangements	72.2	(30.0)	42.2
Other non-current assets	103.3	51.7	155.0
Total assets	$47,257.1	$(1,209.3)	$46,047.8
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,283.9	$38.0	$1,321.9
Other current liabilities	241.0	113.4	354.4
Long-term borrowings and capital lease obligations	5,424.9	—	5,424.9
Deferred tax liability	6,831.7	(1,386.4)	5,445.3
Other non-current liabilities	1,092.1	11.5	1,103.6
Total liabilities	$14,873.6	$(1,223.5)	$13,650.1

Preliminary fair value of identifiable assets acquired and liabilities assumed	$32,383.5	$14.2	$32,397.7

Consideration
Preliminary fair value of purchase consideration	$32,383.5	$14.2	$32,397.7
The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. As of December 31, 2016, certain items related to the fair values of inventories, intangible assets, PP&E, other current and non-current liabilities and current and deferred taxes have not been finalized and may be subject to change as additional information is received and certain tax returns are finalized. The finalization of these matters and any additional information received that was existed as of acquisition date may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.
Intangible Assets
The preliminary fair value of the identifiable intangible assets has been estimated using an income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the incremental after tax cash flows an asset would generate over its remaining useful life.The preliminary useful lives for Currently marketed products were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows.
Currently marketed products totaling $21,995.0 million relate to intellectual property (“IP”) rights acquired for Baxalta’s currently marketed products. The estimated useful life of the intangible assets related to currently marketed products range from 8 to 23 years (weighted average 21 years), with amortization being recorded on a straight line basis.
IPR&D intangible assets totaling $730.0 million represent the value assigned to research and development ("R&D") projects acquired. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life.
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
The discount rate used to arrive at the present value at the acquisition date of the IPR&D intangible assets was 9.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.
The measurement period adjustments for Intangible assets reflect changes in the estimated fair value of Currently marketed products and IPR&D. The changes in the estimated fair values for Intangible assets are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
Goodwill
Preliminary goodwill of $11,422.4 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of Baxalta with Shire; intangible assets that do not qualify for separate recognition at the time of the acquisition; the value of the assembled workforce; and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis.
For the year ended December 31, 2016, the Company expensed $791.4 million relating to the acquisition and integration of Baxalta, which have been recorded within Integration and Acquisition costs in the Company’s Consolidated Statements of Operations.
Contingent Consideration
The Company acquired certain contingent obligations classified as contingent consideration related to Baxalta’s historical business combinations. Additional consideration is conditionally due upon the achievement of certain milestones related to the development, regulatory, first commercial sale and other sales milestones, which could total up to approximately $1.5 billion. The Company may also pay royalties based on certain Product sales. The Company estimated the preliminary fair value of the assumed contingent consideration to be $169.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.
Inventory

The preliminary estimated fair value of work-in-process and finished goods inventory was determined utilizing the Net realizable value, based on the expected selling price of the inventory, adjusted for incremental costs to complete the manufacturing process and for direct selling efforts, as well as for a reasonable profit allowance. The preliminary estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory.

The changes in the estimated fair values for Inventory are primarily to better reflect the expected selling price of the inventory based on market participant assumptions existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
Retirement plans
The Company assumed pension plans as part of the acquisition of Baxalta, including defined benefit and post-retirement benefit plans in the United States and foreign jurisdictions which had a net liability balance of $610.4 million. As of June 3, 2016, the Baxalta defined benefit pension plans had assets with a preliminary fair value of $358.5 million.
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

	December 31,
(In millions)	2016	2015
Revenues	$13,999.6	$12,564.7
Net income/(loss) from continuing operations	2,235.9	(1,014.2)
Per share amounts:
Net income/(loss) from continuing operations per share - basic	$2.90	$(1.72)
Net income/(loss) from continuing operations per share - diluted	$2.88	$(1.72)

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the year ended December 31, 2016 by $678.9 million to eliminate integration and acquisition related costs incurred by Shire and Baxalta and a corresponding decrease in net income for the year ended December 31, 2015 by $678.9 million to give effect to the integration and acquisition of Baxalta as if it had occurred on January 1, 2015;

(ii)
an adjustment to increase net income for the year ended December 31, 2016 by $897.1 million and a corresponding decrease for the year ended December 31, 2015 by $1,428.2 million, respectively, to reflect amortization of the fair value adjustments for inventory as inventory is sold. As acquired inventory turns within 12 months of the acquisition, there has been no expense included in net income for the year ended December 31, 2016;

(iii)
an adjustment to increase amortization expense by $330.9 million and $815.0 million for the year ended December 31, 2016 and December 31, 2015, respectively, related to the identifiable intangible assets acquired; and

(iv)
an adjustment to decrease net income for the year ended December 31, 2016 by $42.5 million and for the year ended December 31, 2015 by $357.6 million, respectively, primarily related to the additional interest expense and deferred debt issuance costs associated with the debt incurred to partially fund the acquisition of Baxalta and the bonds issued to replace the debt incurred for the acquisition.

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
The acquisition of Dyax was accounted for as a business combination using the acquisition method. The acquisition date fair value consideration was $6,330.0 million, comprising cash paid on closing of $5,934.0 million and the fair value of the contingent value right of $396.0 million (maximum payable $646.0 million). The assets acquired and the liabilities assumed from Dyax have been recorded at their fair value as of January 22, 2016, the date of acquisition. The Company’s Consolidated Financial Statements include the results of Dyax as of January 22, 2016. The amount of Dyax’s post-acquisition revenues included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016 is $77.1 million. After the closing of the acquisition, the Company began integrating Dyax and as such the combined business is now sharing various research and development and selling, general and administrative functions. As a result, computing a separate measure of Dyax's stand-alone profitability for periods after the acquisition date is not practical.
Since the acquisition date, the Company adjusted its valuation and allocation of purchase price consideration. The adjustment, which was not material, decreased goodwill and deferred tax liabilities. The revised allocation of the total purchase price is as follows:

(In millions)	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$241.2
Accounts receivable	22.5
Inventories	20.2
Other current assets	8.1
Total current assets	292.0
Property, plant and equipment	5.8
Goodwill	2,702.1
Intangible assets
Currently marketed projects	135.0
IPR&D	4,100.0
Contract based royalty arrangements	425.0
Other non-current assets	28.6
Total assets	$7,688.5
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30.0
Other current liabilities	1.7
Deferred tax liability	1,325.4
Other non-current liabilities	1.4
Total liabilities	1,358.5

Preliminary fair value of identifiable assets acquired and liabilities assumed	$6,330.0

Consideration
Preliminary fair value of purchase consideration	$6,330.0
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
The estimated probability adjusted after tax cash flows used to estimate the fair value of Intangible assets have been discounted at 9%.
Royalty rights
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
Goodwill
Goodwill of $2,702.1 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of Dyax with Shire; intangible assets that do not qualify for separate recognition at the time of the acquisition; the value of the assembled workforce; and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis.
For the year ended December 31, 2016, the Company expensed $67.7 million relating to the acquisition and integration of Dyax, which has been recorded within Integration and Acquisition costs in the Company’s Consolidated Statements of Operations.
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

	December 31,
(In millions)	2016	2015
Revenues	$11,402.5	$6,503.8
Net income from continuing operations	792.2	1,056.6
Per share amounts:
Net income from continuing operations per share - basic	$1.03	$1.79
Net income from continuing operations per share - diluted	$1.02	$1.78
The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the year ended December 31, 2016 by $111.1 million to eliminate acquisition related costs incurred by Shire and Dyax and a corresponding decrease in net income for the year ended December 31, 2015 by $111.1 million to give effect to the acquisition of Dyax as if it had occurred on January 1, 2015;

(ii)	an adjustment to decrease net income for the year ended December 31, 2015 by $5.4 million, to reflect amortization of the fair value adjustments for inventory as inventory is sold;

(iii)
an adjustment to increase amortization expense for the year ended December 31, 2016 by $1.3 million and a corresponding adjustment to decrease net income for the year ended December 31, 2015 by $21.6 million, related to the identifiable intangible assets acquired; and

(iv)
an adjustment to record interest expense for the year ended December 31, 2015 of $81.6 million associated with the debt incurred to partially fund the acquisition of Dyax and the amortization of related deferred debt issuance costs.

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

The purchase price allocation for the acquisition of NPS was finalized in the fourth quarter of 2015. The Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed is outlined below:

(In millions)	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$41.6
Short-term investments	67.0
Accounts receivable	33.4
Inventories	89.4
Other current assets	11.1
Total current assets	242.5
Property, plant and equipment	4.8
Goodwill	1,551.0
Intangible assets
Currently marketed products	4,640.0
Royalty rights (categorized as "Other intangible assets")	353.0
Total assets	$6,791.3
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$75.7
Short-term borrowings and capital lease obligations	27.4
Long-term borrowings and capital lease obligations	78.9
Deferred tax liabilities	1,385.2
Other non-current liabilities	4.5
Total liabilities	1,571.7

Fair value of identifiable assets acquired and liabilities assumed	$5,219.6

Consideration
Cash consideration paid	$5,219.6
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
Royalty rights
Intangible assets totaling $353.0 million relate to the royalty rights arising from the collaboration agreements with Amgen Inc (“Amgen”), Depomed, Inc. (“Depomed”) and Kyowa Hakko Kirin Co. Ltd (“Kyowa Hakko Kirin”). Amgen markets cinacalcet HCl as Sensipar in the U.S. and as Mimpara in the EU; Depomed markets tapentadol as Nucynta in the U.S.; and Kyowa Hakko Kirin markets cinacalcet HCI as Regpara in Japan, Hong Kong, Malaysia, Macau, Singapore, and Taiwan. From the acquisition of NPS, the Company is entitled to royalties from the net sales of these products.
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

December 31,
(In millions)	2015
Revenues	$6,446.6
Net income from continuing operations	1,293.6
Per share amounts:
Net income from continuing operations per share - basic	$2.19
Net income from continuing operations per share - diluted	$2.18
The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the year ended December 31, 2015 by $105.3 million, to eliminate acquisition related costs incurred by Shire and NPS;

(ii)
an adjustment to increase net income by $18.8 million for the year ended December 31, 2015, to reflect charges on the unwind of inventory fair value adjustments as acquisition date inventory is sold; and

(iii)	an adjustment to increase amortization expense for the year ended December 31, 2015 by $22.2 million, related to the identifiable intangible assets acquired.
The adjustments above are stated net of their tax effects, where applicable.

4.    Collaborative and Other Licensing Arrangements

The Company is party to certain collaborative and licensing arrangements. In some of these arrangements, Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success.

Out-licensing arrangements

The Company has entered into various licensing arrangements where it has licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. Under the terms of these licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $10.3 million and sales milestones up to an aggregate amount of $15.7 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. During the year ended 2016 and 2015, the Company received cash related to up-front and milestone payments of $10.5 million and $19.6 million, respectively. During the year ended 2016, 2015 and 2014, the Company recognized milestone income of $17.4 million,

$8.9 million and $16.7 million, respectively, in other revenues, and $63.0 million, $51.0 million and 46.5 million, respectively, in product sales for shipment of product to the relevant licensee.

Collaboration and in-licensing arrangements

The Company is party to various collaborative and in-licensing arrangements, many of which were acquired through the acquisition of Baxalta. These agreements generally provide for commercialization rights to a product or products being developed by the counterparty, and in exchange often resulted in an upfront payment upon execution of the agreement and an obligation that the Company make future development, regulatory approval or commercial milestone payments as well as royalty payments. The following is a description of the Company's significant collaboration agreements, including those that were acquired by the Company. The acquisition-date fair value of the collaboration agreements acquired from Baxalta was included in the IPR&D.

Pfizer Inc.

In July 2016, the Company licensed the global rights to all indications for SHP647 from Pfizer Inc. SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease. Under the terms of the agreement, Pfizer received an upfront payment of $90.0 million, and is eligible to receive between $75.0 million to $460.0 million in milestone payments based on clinical, regulatory and commercialization milestones and low double-digit royalties on any potential sales if the product is approved.

Sangamo BioSciences

In September 2015, Shire and Sangamo BioSciences, Inc. (“Sangamo”) agreed to revise the collaboration and license agreement originally entered into in January 2012 to expedite the development of ZFP Therapeutics for hemophilia A and B and Huntington's disease. Under the revised terms, Shire has returned to Sangamo the exclusive world-wide rights to gene targets for the development, clinical testing and commercialization of ZFP Therapeutics for hemophilia A and B, and has retained rights and will continue to develop ZFP Therapeutic clinical leads for Huntington's disease and a ZFP Therapeutic for one additional gene target. Each company will be responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. No milestone payments will be made on any program and each company will pay certain royalties to the other on commercial sales up to a specified maximum cap.

Precision BioSciences

In June 2016, the Company acquired a strategic immuno-oncology collaboration with Precision BioSciences (“Precision”), a private biopharmaceutical company based in the United States, specializing in genome editing technology. The Company acquired the collaboration through the acquisition of Baxalta. Together, Shire and Precision will develop chimeric antigen receptor (“CAR”) T cell therapies for up to six unique targets, with the first program expected to enter clinical studies in late 2017. On a product-by-product basis, following successful completion of early-stage research activities up to Phase 2, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Precision is responsible for development costs for each target prior to option exercise. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States. As of the balance sheet date, the Company had the potential to make future payments related to option fees and development, regulatory and commercial milestones totaling up to $1.5 billion, in addition to future royalty payments on worldwide sales.

Symphogen

In June 2016, the Company acquired a research, option and commercial agreement with Symphogen, a private biopharmaceutical company headquartered in Denmark that is developing recombinant antibodies and antibody mixtures. The Company acquired the agreement through the acquisition of Baxalta. Under the terms of the agreement, the Company has options to obtain exclusive licensing rights for four specified proteins in development for the treatment of immune-oncology diseases as well as two additional proteins that may be selected at a later date. Each option is exercisable for a period of 90 days when each protein is ready for Phase 2 clinical trials. Symphogen is responsible for development costs for each protein until option exercise, at which point Shire would become responsible for development costs.

Each option exercise fee is variable depending on when it is exercised, with a maximum exercise price of up to €20.0 million for each protein. As of the balance sheet date, the Company had the potential to make additional future payments of up to approximately €1.2 billion related to development, regulatory and commercial milestones achieved after option exercise for all six proteins, in addition to future royalty payments.

Merrimack Pharmaceuticals, Inc.

In June 2016, the Company acquired an exclusive license agreement with Merrimack Pharmaceuticals, Inc. (“Merrimack”) relating to the development and commercialization of ONIVYDE (nanoliposomal irinotecan injection), also known as “nal-IRI” or MM-398. The Company acquired the agreement through the acquisition of Baxalta. The arrangement includes all potential indications for nal-IRI across all markets with the exception of the U.S. and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy. As of December 31, 2016, the company had potential payments related to development, regulatory and commercial milestones of $637.5 million.

Coherus Biosciences, Inc.

In June 2016, the Company acquired a license agreement with Coherus Biosciences, Inc. (“Coherus”) to develop and commercialize a biosimilar to ENBREL® (etanercept). The Company acquired the agreement through the acquisition of Baxalta. The Company also obtained the right of first refusal to certain other biosimilars in the collaboration. Under the terms of the agreement, Coherus was responsible for the development plan, preparation of regulatory filings, and manufacture of the product, subject to certain cost reimbursement by the Company. In September 2016, the Company terminated the licensing agreement with Coherus in accordance with its terms.

Momenta Pharmaceuticals, Inc.

In June 2016, the Company acquired an exclusive license agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop and commercialize biosimilars, including adalimumab (BAX 2923), a biosimilar product candidate for HUMIRA® (adalimumab). The agreement was acquired through the acquisition of Baxalta. The arrangement includes specified funding by the Company, as well as other responsibilities, relating to development and commercialization activities. In December 2016, the Company formally terminated its agreement with Momenta and agreed to pay $51.2 million, which was paid in January 2017, to satisfy its remaining obligations under the agreement, except with respect to certain clinical and regulatory services. The Company will be responsible for costs associated with those activities through April 2017. As part of this termination, on December 31, 2016, the Company and Momenta entered into an Asset Return and Termination Agreement that provided for the earlier termination of the license agreement and agreed to the terms associated with the termination.

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

5.    Integration and Acquisition Costs
For the year ended December 31, 2016, Shire recorded integration and acquisition costs of $883.9 million, primarily due to the acquisition and integration of Baxalta and Dyax and related contract termination costs. The Baxalta integration is estimated to be completed by mid to late 2019 and the integration of Dyax is substantially complete as of December 31, 2016.
As part of the Company’s activities to integrate Baxalta, it terminated certain employees and announced plans to close certain facilities. For the year ended December 31, 2016, the Company incurred costs relating to employee termination benefits of $381.2 million including severance and acceleration of stock compensation. The Baxalta integration activities are ongoing and the Company is continuing to evaluate the total costs expected to be incurred and the time-frame.
The following table summarizes the related reserve as of December 31, 2016:

(In millions)	Severance and employee benefits
As of January 1, 2016	$—
Amount charged to integration costs	267.3
Paid/utilized	(193.3)
As of December 31, 2016	$74.0

For the year ended December 31, 2015, Shire recorded net integration and acquisition costs of $39.8 million. The net integration and acquisition costs principally comprises costs related to the acquisition and integration of NPS Pharma, Viropharma, Dyax and Baxalta of $189.7 million, offset by a net credit relating to the change in the fair value of contingent consideration liabilities of $149.9 million. This net credit principally relates to the acquisition of Lumena, reflecting the agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders for a one-time cash payment of $90.0 million and the acquisition of Lotus Tissue Repair, Inc. reflecting a lower probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”)) as a result of certain preclinical toxicity findings.

For the year ended December 31, 2014, Shire recorded integration and acquisition costs of $158.8 million, comprised of $144.1 million relating to the acquisition and integration of ViroPharma and a net charge of $14.7 million relating to the change in fair value of contingent consideration liabilities mainly related to the acquisition of SARcode Bioscience Inc. (“SARcode”) offset by credits in relation to the acquisition of FerroKin BioSciences, Inc., reflecting the decision to place the Phase 2 clinical trial for SHP602 on clinical hold.

6.	Reorganization Costs

The Company incurred reorganization costs totaling $121.4 million during the year ended December 31, 2016. The costs primarily relate to the planned closure of certain manufacturing facilities and associated asset impairments of $77.4 million and employee termination and other costs of $16.2 million. As of December 31, 2016, cash payments associated with these costs were not significant. Other restructuring charges recorded, which were not significant for the year ended December 31, 2016, relate to the closure of other offices and the related employee relocation.

In October 2014, the Company announced its plans to relocate positions to Lexington, Massachusetts from its Chesterbrook, Pennsylvania site and establish Lexington as the Company’s U.S. operational headquarters in continuation of the One Shire efficiency program. During 2015 and 2014, the Company incurred reorganization costs totaling $97.9 million and $180.9 million, respectively, relating to employee involuntary termination benefits and other reorganization costs primarily related to the Company's One Shire business reorganization. The One Shire reorganization was substantially completed as of December 31, 2015.

7.	Results of Discontinued Operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.

During the year ended December 31, 2016, the Company recorded a loss from discontinued operations of $276.1 million (net of tax of $98.8 million), primarily due to legal contingencies related to the divested DERMAGRAFT business.

During the year ended December 31, 2015, the Company recorded a loss from discontinued operations of $34.1 million (net of tax of $18.9 million), primarily relating to a change in estimate in relation to reserves for onerous leases retained by the Company.

During the year ended December 31, 2014, the Company recorded a gain from discontinued operations of $122.7 million (net of tax of $211.3 million). The gain from discontinued operations for the year ended December 31, 2014 includes a tax credit of $211.3 million primarily driven by a tax benefit arising following a reorganization of the former Regenerative Medicine business undertaken in the fourth quarter of 2014, associated with the divestment of the DERMAGRAFT business in the first quarter of 2014. This gain was partially offset by costs associated with the divestment of the DERMAGRAFT business, including a loss on re-measurement of contingent consideration receivable from Organogenesis to its fair value.

8.	Accounts Receivable, Net

Accounts receivable as of December 31, 2016 of $2,616.5 million (December 31, 2015: $1,201.2 million), are stated at the invoiced amount and net of provision for discounts and doubtful accounts of $169.6 million (December 31, 2015: $55.8 million, 2014: $48.5 million).

Provision for discounts and doubtful accounts:

(In millions)	2016	2015	2014
As of January 1,	$55.8	$48.5	$47.9
Provision charged to operations	838.1	424.2	338.2
Provision utilization	(724.3)	(416.9)	(337.6)
As of December 31,	$169.6	$55.8	$48.5

As of December 31, 2016 accounts receivable included $102.2 million (December 31, 2015: $79.0 million) related to royalty receivable.

9.	Inventories

Inventories are stated at the lower of cost or market. Inventories comprise:

	December 31,	December 31,
(In millions)	2016	2015
Finished goods	$1,380.0	$184.9
Work-in-progress	1,491.0	302.0
Raw materials	691.3	148.5
	$3,562.3	$635.4

As of December 31, 2016 and 2015, there was $18.1 million and $nil amounts of inventory which have been capitalized in advance of regulatory approval, respectively.

For a more detailed description of the inventories acquired with Baxalta and Dyax, refer to Note 3, Business Combinations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

10.	Prepaid Expenses and Other Current Assets

Components of prepaid expenses and other current assets are summarized as follows:

	December 31,	December 31,
(In millions)	2016	2015
Income tax receivable	$237.5	$73.6
Prepaid expenses	183.9	35.6
Value added taxes receivable	40.3	18.2
Other current assets	344.6	70.0
	$806.3	$197.4

11.	Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	December 31,	December 31,
(In millions)	2016	2015
Land	$337.9	$96.7
Buildings and leasehold improvements	1,915.4	606.4
Machinery, equipment and other	2,547.2	827.4
Assets under construction	2,632.5	93.7
Total property, plant and equipment at cost	7,433.0	1,624.2
Less: Accumulated depreciation	(963.4)	(796.1)
Property, plant and equipment, net	$6,469.6	$828.1

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $292.9 million, $138.5 million and $163.5 million, respectively.

12.	Goodwill

The following table provides a roll-forward of the goodwill balance:

(In millions)	2016	2015
As of January 1,	$4,147.8	$2,474.9
Acquisitions	14,124.5	1,700.1
Foreign currency translation	(384.1)	(27.2)
As of December 31,	$17,888.2	$4,147.8

During 2016, the Company completed the acquisitions of Baxalta and Dyax which resulted in aggregate goodwill of $14,124.5 million. For a more detailed description of these transactions, refer to Note 3, Business Combinations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

13.	Intangible Assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
December 31, 2016
Gross acquired intangible assets	$31,217.5	$5,746.6	$842.2	$37,806.3
Accumulated amortization	(2,908.6)	—	(200.2)	(3,108.8)
Intangible assets, net	$28,308.9	$5,746.6	$642.0	$34,697.5

December 31, 2015
Gross acquired intangible assets	$9,371.9	$1,362.0	$375.0	$11,108.9
Accumulated amortization	(1,852.1)	—	(83.5)	(1,935.6)
Intangible assets, net	$7,519.8	$1,362.0	$291.5	$9,173.3

Intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax and NPS.

The change in the net book value of Intangible assets for the year ended December 31, 2016 and 2015 is shown in the table below:

(In millions)	2016	2015
As of January 1,	$9,173.3	$4,934.4
Additions	27,462.8	5,474.9
Amortization charged	(1,173.4)	(498.7)
Impairment charges	(8.9)	(643.7)
Foreign currency translation	(756.3)	(93.6)
As of December 31,	$34,697.5	$9,173.3

In connection with the acquisition of Baxalta, the Company acquired IP rights related to currently marketed products of $21,995.0 million, IPR&D assets of $730.0 million and other contract rights of $42.2 million. For a more detailed description of this acquisition, refer to Note 3, Business Combinations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

In connection with the acquisition of Dyax, the Company acquired IP rights related to currently marketed products of $135.0 million, IPR&D assets of $4,100.0 million and royalty rights of $425.0 million. For a more detailed description of this acquisition, refer to Note 3, Business Combinations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

In the year ended December 31, 2015, the Company acquired intangible assets totaling $5,474.9 million, primarily relating to the fair value of intangible assets for currently marketed products and royalty rights acquired with NPS Pharma of $4,993.0 million and IPR&D assets of $475.0 million acquired with Meritage and Foresight.

The Company reviews its intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

For the year ended December 31, 2015, the Company recorded $643.7 million (within R&D expenses) in impairment charges related to its SHP625 and SHP608 IPR&D assets. The fair values of the related contingent consideration liabilities (recorded within integration and acquisition costs) were reduced by $203.2 million.

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

(In millions)	Anticipated future amortization
2017	$1,592.0
2018	1,585.2
2019	1,506.5
2020	1,502.8
2021	1,496.8

14.	Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

As of December 31, 2016 and December 31, 2015, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

(In millions)	Carrying value and fair value
As of December 31, 2016	Total	Level 1	Level 2	Level 3
Financial assets:
Marketable equity securities	$65.8	$65.8	$—	$—
Marketable debt securities	15.5	3.6	11.9	—
Contingent consideration receivable	15.6	—	—	15.6
Derivative contracts	18.0	—	18.0	—
Total	114.9	69.4	29.9	15.6

Financial liabilities:
Derivative contracts	8.3	—	8.3	—
Contingent consideration payable	1,058.0	—	—	1,058.0
Total	$1,066.3	$—	$8.3	$1,058.0

(In millions)	Carrying value and fair value
As of December 31, 2015	Total	Level 1	Level 2	Level 3
Financial assets:
Marketable equity securities	$17.2	$17.2	$—	$—
Contingent consideration receivable	13.8	—	—	13.8
Derivative contracts	1.9	—	1.9	—
Total	32.9	17.2	1.9	13.8

Financial liabilities:
Derivative contracts	11.5	—	11.5	—
Contingent consideration payable	475.9	—	—	475.9
Total	$487.4	$—	$11.5	$475.9

Marketable equity and debt securities are included within Investments in the Consolidated Balance Sheets. Shire's strategic investment portfolio includes investments in equity securities of certain biotechnology companies and in venture capital funds where the underlying investments are in equity securities of biotechnology companies. Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. For a more detailed description of the Company's derivative contracts, refer to Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table provides a roll forward of the fair values of our contingent consideration receivable and payables which include Level 3 measurements:

Contingent consideration receivable
(In millions)	2016	2015
Balance at January 1,	$13.8	$15.9
Change in fair value included in earnings	1.6	13.6
Other	0.2	(15.7)
Balance at December 31,	$15.6	$13.8

Contingent consideration payable
(In millions)	2016	2015
Balance at January 1,	$475.9	$629.9
Additions	565.4	92.8
Change in fair value included in earnings	11.1	(149.9)
Other	5.6	(96.9)
Balance at December 31,	$1,058.0	$475.9

The increase in contingent consideration payable is primarily related to the Company’s acquisition of Dyax as well as contingent consideration payable assumed in the acquisition of Baxalta. Other primarily includes foreign currency adjustments.

Of the $1,058.0 million of contingent consideration payable as of December 31, 2016, $65.1 million is recorded within Other current liabilities and $992.9 million is recorded within Other non-current liabilities in the Company’s Consolidated Balance Sheets.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial assets:	Fair value at the measurement date
As of December 31, 2016
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration receivable ("CCR")	$15.6	Income approach (probability weighted discounted cash flow)	Probability weightings applied to different sales scenarios	10 to 90%
			Future forecast consideration receivable based on contractual terms with purchaser	$0 to $21 million
			Assumed market participant discount rate	8%

Financial liabilities:	Fair value at the measurement Date
As of December 31, 2016
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,058.0	Income approach (probability weighted discounted cash flow)	Cumulative probability of milestones being achieved	6 to 90%
			Assumed market participant discount rate	1.2 to 10.5%
			Periods in which milestones are expected to be achieved	2017 to 2040
			Forecast quarterly royalties payable on net sales of relevant products	$0.1 to $7.5 million

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
Financial assets and liabilities that are disclosed at fair value
The carrying amounts and estimated fair values of the Company’s financial assets and liabilities are as follows:

	December 31, 2016		December 31, 2015
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
Senior Notes	$12,039.2	$11,633.8	$—	$—
Baxalta Notes	5,063.6	5,066.5	—	—
Capital lease obligation	353.6	353.6	13.4	13.4
The estimated fair values of Senior Notes and Baxalta Notes were based upon recent observable market prices and are considered level 2 in the fair value hierarchy. The estimated fair value of the capital lease obligations is based on Level 2 inputs.

The carrying amounts of other financial assets and liabilities approximate their estimated fair value due to their short-term nature, such as liquidity and maturity of these amounts, or because there have been no significant changes since the asset or liability was last re-measured to fair value on a non-recurring basis.

15.	Financial Instruments

Foreign Currency Contracts

Due to the global nature of operations, portions of the Company’s revenues and operating expenses are recorded in currencies other than the U.S. dollar. The value of revenues and operating expenses measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. In order to mitigate these changes, the Company uses foreign currency forward contracts to lock in exchange rates associated with a portion of its forecasted international revenues and operating expenses. The main trading currencies of the Company are the U.S. dollar, Euro, Pounds sterling, Swiss franc, Canadian dollar and Japanese yen.

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

The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. The Company does not have credit risk related contingent features or collateral linked to the derivatives.

Designated Derivative Instruments

Certain foreign currency forward contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in AOCI. Realized gains and losses for the effective portion of such contracts are recognized in cost of sales when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in Other income/(expense), net. The amount of ineffectiveness for the years ended December 31, 2016 and December 31, 2015 was immaterial.

As of December 31, 2016, the foreign currency forward contracts had a total notional value of $78.7 million with a maximum duration of six months. The Company did not have any designated forward contracts as of December 31, 2015. As of December 31, 2016, the fair value of these contracts was a net asset of $4.2 million (2015: $nil). The portion of the fair value of these foreign currency forward contracts that was included in AOCI in total equity reflected net gain of $14.6 million as of December 31, 2016. The Company expects all contracts to be settled over the next six months and any amounts in AOCI to be reported as an adjustment to revenue or cost of sales. The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2016, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

Undesignated Derivative Instruments

The Company uses forward contracts to mitigate the foreign currency risk related to certain balance sheet positions, including intercompany and third-party receivables and payables. The Company has not elected hedge accounting for these derivative instruments as the duration of these contracts is typically three months or less. The changes in fair value of these derivatives are reported in earnings. The notional amount of undesignated derivative instruments was $1,309.1 million and $645.2 million as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 the undesignated derivative instruments included option contracts assumed from Baxalta that were previously designated as cash flow hedges. The notional amount of these option contracts totaled $11.2 million as of December 31, 2016. Upon acquisition, the Company did not elect to redesignate these option contracts as cash flow hedges. In addition, the company also assumed undesignated forward contracts from Baxalta, included in undesignated derivative instruments as of December 31, 2016. The notional amount of these undesignated forward contracts totaled $776.4 million as of December 31, 2016.

As of December 31, 2016, the fair value of these contracts was a net asset of $6.7 million (2015: $nil).

Interest Rate Contracts

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For a more detailed description related to interest rates on the Company’s various debt facilities, refer to Note 17, Borrowings and Capital Lease Obligations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Designated Derivative Instruments

As of December 31, 2016, interest rate swap contracts with an aggregate notional amount of $1.0 billion and maturing in June 2020 and June 2025 were in place. These interest rate swap contracts were designated as fair value hedges. The effective portion of the changes in the fair value of interest rate swap contracts are recorded as a component of the underlying Baxalta Notes with the ineffective portion recorded as income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in the Consolidated Statements of Operations. As of December 31, 2016, the fair value of these contracts was a net liability of $1.1 million (2015: $nil) presented within other non-current liabilities. For the year ended December 31, 2016, the Company recognized a loss of $6.0 million as ineffectiveness (2015: $nil) related to these contracts as a component of interest expense.

Undesignated Derivative Instruments

During the year ended December 31, 2016, the Company entered into interest rate swap contracts with a total notional amount of $5.1 billion related to the November 2015 Facilities Agreement, which matured during 2016.  The Company did not elect hedge accounting for these contracts. As of December 31, 2016 and December 31, 2015, the Company did not have any outstanding undesignated derivative instruments. For the year ended December 31, 2016, the Company recognized $3.2 million (2015: $nil) loss related to these contracts, which was recognized as a component of Interest expense.

The following tables summarize the income statement locations and gains and losses on the Company’s designated and undesignated derivative instruments for the year ended December 31, 2016. There were no designated derivatives for the year ended December 31, 2015.
As of December 31, 2016, the Company had in total 155 swaps and forward foreign exchange contracts.

(In millions)	Gain (loss) recognized in OCI		Location in Statements of Operations	Gain (loss) reclassified from AOCI into income
Year ended December 31,	2016	2015		2016	2015
Designated Derivative Instruments
Cash flow hedges
Foreign exchange contracts	$14.6	$—	Cost of sales	$4.9	$—

(In millions)	Location of gain (loss) in Statements of Operations	Gain (loss) recognized in income
Year ended December 31,		2016	2015
Fair value hedges
Interest rate contracts	Interest expense	$(6.0)	$—
Undesignated Derivative Instruments
Foreign exchange contracts	Other (expense)/income, net	(40.2)	9.5
Interest rate swap contracts	Interest expense	(3.2)	—

As of December 31, 2016, $6.2 million of deferred gains, net of tax, on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

The following table presents the classification and estimated fair value of the Company’s derivative instruments as of December 31, 2016:

	Derivatives in asset positions		Derivatives in liability positions
(In millions)	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Designated Derivative Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$4.3	Accounts payable and accrued expenses	$0.1
Interest rate contracts	Long term borrowings	0.1	Long term borrowings	1.3
		4.4		1.4
Undesignated Derivative Instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	13.6	Accounts payable and accrued expenses	6.9
		$18.0		$8.3

As of December 31, 2016, the potential effect of rights to offset associated with the Interest rate swap and foreign exchange forward contracts would be an offset to both assets and liabilities of $1.7 million, resulting in net derivative assets and derivative liabilities of $16.3 million and $6.6 million, respectively.

16.	Accounts Payable and Accrued Expenses

Components of Accounts payable and accrued expenses are summarized as follows:

	December 31,	December 31,
(In millions)	2016	2015
Accounts payable and accrued purchases	$911.9	$441.4
Accrued employee compensation and benefits payable	574.8	254.5
Accrued rebates	1,431.3	982.4
Accrued sales returns	118.4	128.3
Other accrued expenses	1,276.0	244.0
	$4,312.4	$2,050.6

17.	Borrowings and Capital Lease Obligations

	December 31,	December 31,
(In millions)	2016	2015
Short-term borrowings:
Borrowings under the Revolving Credit Facilities Agreement (the “RCF”)	$450.0	$750.0
Borrowings under the November 2015 Facilities Agreement	2,594.8	—
Borrowings under the January 2015 Facilities Agreement	—	750.0
Other borrowings and capital lease obligations (short term portion)	23.2	12.7
	3,068.0	1,512.7
Long-term borrowings:
Senior Notes	12,039.2	—
Baxalta Notes	5,063.6	—
Borrowings under the November 2015 Facilities Agreement	2,391.8	—
Capital lease obligations (long term portion)	347.2	12.2
Other borrowings	58.0	69.9
	$19,899.8	$82.1

	$22,967.8	$1,594.8

The future payments related to short and long term borrowings and capital lease obligations, on maturities, as of December 31, 2016 are as follows:

(In millions)
2017	$3,072.6
2018	3,217.2
2019	3,341.3
2020	1,035.3
2021	3,320.5
Thereafter	9,116.1
Total obligations	23,103.0
Less: Deferred financing costs	(135.2)
Total debt obligations	$22,967.8

Senior Notes Issuance

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company ("SAIIDAC"), a wholly owned subsidiary of Shire Plc, issued senior notes with a total aggregate principal value of $12.1 billion (“SAIIDAC Notes”), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. SAIIDAC used the net proceeds to fully repay amounts outstanding under the January 2016 Facilities Agreement (discussed below), which was used to finance the cash consideration payable related to the Company’s acquisition of Baxalta. Below is a summary of the SAIIDAC Notes as of December 31, 2016:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate	Carrying amount
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	$3,287.5
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,283.0
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,487.9
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,980.8
	$12,100.0			$12,039.2

The SAIIDAC Notes are senior unsecured obligations and may be redeemed at SAIIDAC's option at the greater of (1) 100% of the principal amount plus accrued and unpaid interest or (2) the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis at the applicable treasury rate (as defined) plus an incremental margin, plus, in either case, accrued and unpaid interest. The SAIIDAC Notes also contain a change of control provision that may require that SAIIDAC to offer to purchase the SAIIDAC Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances. On December 1, 2016, Baxalta Inc., a wholly owned subsidiary of Shire Plc, fully and unconditionally guaranteed the SAIIDAC Notes.

The costs and discount associated with this offering of $60.8 million have been recorded as a reduction to the carrying amount of the debt on the Consolidated Balance Sheets. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the SAIIDAC Notes is payable March 23 and September 23 of each year, beginning on March 23, 2017.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the Baxalta acquisition (“Baxalta Notes”). Below is a summary of the Baxalta Notes as of December 31, 2016:

(In millions, except %)	Aggregate principal	Coupon rate	Effective interest rate	Carrying amount
Variable-rate notes due 2018	$375.0	LIBOR plus 0.780%	2.20%	$371.6
Fixed-rate notes due 2018	375.0	2.000%	2.00%	374.8
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,004.3
Fixed-rate notes due 2022	500.0	3.600%	3.30%	508.4
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,772.8
Fixed-rate notes due 2045	1,000.0	5.250%	5.10%	1,031.7
Total Baxalta Notes	$5,000.0			$5,063.6

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For a more detailed description related to the interest rate derivative contracts, refer to Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2,100.0 million revolving credit facilities agreement (the “RCF”) with a number of financial institutions. Shire is an original borrower and original guarantor under the RCF. On January 15, 2016, SAIIDAC became an additional guarantor under the RCF and on December 1, 2016, Baxalta became an additional guarantor under the RCF. Shire has agreed to act as guarantor for any of its subsidiaries that become additional borrowers under the RCF. As of December 31, 2016, the Company utilized $450.0 million of the RCF.

The RCF, which terminates on December 12, 2021, may be applied towards financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

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

Shire shall also pay (i) a commitment fee equal to 35% of the applicable margin on available commitments under the RCF for the availability period applicable thereto and (ii) a utilization fee equal to (a) 0.10% per year of the aggregate of all outstanding loans up to an aggregate base currency amount equal to $700.0 million, (b) 0.15% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $700.0 million but is equal to or less than $1,400.0 million and (c) 0.30% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $1,400.0 million.

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month relevant period (each as defined in the RCF) must not, at any time, exceed 3.5:1 except that, following an acquisition fulfilling certain criteria, Shire may elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month relevant period (each as defined in the RCF) must not be less than 4.0:1. Shire elected to increase the Net Debt to EBITDA ratio in connection with the period ending June 30, 2016, following the completion of the acquisition of Baxalta during the period. Consequently, the applicable ratio for the period ending December 31, 2016 is 5.0:1.

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

Term Loan Facilities Agreement

January 2016 Facilities Agreement

On January 11, 2016, Shire (as original guarantor and original borrower), entered into an $18.0 billion bridge facilities agreement with various financial institutions (the “January 2016 Facilities Agreement”). The January 2016 Facilities Agreement comprised two credit facilities: (i) a $13.0 billion term loan facility originally maturing on January 11, 2017 ("January 2016 Facility A") and (ii) a $5.0 billion revolving loan facility originally maturing on January 11, 2017 ("January

2016 Facility B"). On April 1, 2016, SAIIDAC became an additional borrower and additional guarantor under the January 2016 Facilities Agreement.

The January 2016 Facility A was utilized to finance the cash consideration payable in respect of the acquisition of Baxalta on June 3, 2016 in the amount of $12,390.0 million. The net proceeds from the issuance of the SAIIDAC Notes were used to fully repay the amounts outstanding under the January 2016 Facility A in September 2016. The January 2016 Facility B was canceled effective July 11, 2016, in accordance with its terms.

November 2015 Facilities Agreement

On November 2, 2015, Shire (as original guarantor and original borrower) entered into a $5.6 billion facilities agreement with various financial institutions (the “November 2015 Facilities Agreement”). The November 2015 Facilities Agreement comprises three credit facilities: (i) a $1.0 billion term loan facility of which, following the exercise of the one year extension option in the amount of $400.0 million, $600.0 million matured and was repaid on November 2, 2016 and $400.0 million matures on November 2, 2017 (“November 2015 Facility A”), (ii) a $2.2 billion amortizing term loan facility which matures on November 2, 2017 (“November 2015 Facility B”) and (iii) a $2.4 billion amortizing term loan facility which matures on November 2, 2018 (“November 2015 Facility C”).

On January 15, 2016, SAIIDAC became an additional borrower and an additional guarantor under the November 2015 Facilities Agreement and on December 1, 2016, Baxalta became an additional guarantor under the November 2015 Facilities Agreement. As of December 31, 2016, the November 2015 Facilities Agreement was fully utilized by SAIIDAC as borrower in the amount of $5.0 billion to finance the cash consideration payable and certain costs related to the acquisition of Dyax. On January 30, 2017, SAIIDAC made its first repayment installment of $400.0 million of November 2015 Facility B in accordance with the terms of the agreement.

Interest on any loans made under the November 2015 Facilities Agreement is payable on the last day of each interest period, which may be one week or one, two, three or six months, or as otherwise agreed with the lenders.  The interest rate applicable is LIBOR plus, in the case of the November 2015 Facility A, 0.55% per annum, in the case of the November 2015 Facility B, 0.65% per annum and, in the case of the November 2015 Facility C, 0.75% per annum, in each case subject to change depending on (i) the prevailing ratio of Net Debt to EBITDA (each as defined in the November 2015 Facilities Agreement) in respect of the most recently completed financial year or financial half year and (ii)  the occurrence and continuation of an event of default in respect of the financial covenants or failure to provide a compliance certificate.

The November 2015 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the November 2015 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following an acquisition fulfilling certain criteria, Shire may elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed, and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed, Shire has elected to increase this ratio in connection with the period ending June 30, 2016, following the completion of the acquisition of Baxalta during the period and (ii) ratio of EBITDA to Net Interest in respect of the most recently ended 12 month relevant period, (each as defined in the November 2015 Facilities Agreement), must not be less than 4.0:1.

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

January 2015 Facility Agreement

On January 11, 2015, Shire entered into an $850.0 million term facility agreement with various financial institutions (the “January 2015 Facility Agreement”) with an original maturity date of January 10, 2016. The maturity date was subsequently extended to July 11, 2016 in line with the provisions within the January 2015 Facility Agreement allowing the maturity date to be extended twice, at Shire’s option, by six months on each occasion.

The January 2015 Facility Agreement was used to finance Shire’s acquisition of NPS Pharma (including certain related costs). On September 28, 2015, the Company reduced the January 2015 Facility Agreement by $100.0 million. In January 2016 and at various points thereafter, the Company canceled parts of the January 2015 Facilities Agreement. On February 22, 2016, the Company repaid the remaining balance of $100.0 million of the January 2015 Facilities Agreement in full.

Capital lease obligations

As of December 31, 2016, capital lease obligations predominantly related to the obligations assumed as part of the Baxalta acquisition. These leases are primarily related to office and manufacturing facilities. As of December 31, 2016, the total capital lease obligations, including current portions, were $353.6 million.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of December 31, 2016, these Credit lines were not utilized.

18.    Retirement and Other Benefit Programs
The Company sponsored various pension and other post-employment benefit (“OPEB”) plans in the United States and other countries during 2016. The Company did not report any pension or OPEB obligations as of December 31, 2015.
Reconciliation of Pension and OPEB Plan Obligations and Funded Status
The benefit plan information is for the year ended December 31, 2016.

(In millions)	U.S. pensions	International pensions	OPEB
Benefit obligations
Beginning of period	$—	$—	$—
Assumption of benefit obligations from Baxalta	441.6	503.8	23.5
Service cost	13.0	18.6	0.8
Interest cost	11.1	3.2	0.6
Participant contributions	—	3.2	—
Actuarial (gain) / loss	(10.6)	(29.8)	0.1
Benefit payments	(1.6)	(9.1)	—
Settlements	—	(3.2)	—
Curtailments	(73.4)	—	—
Foreign exchange	—	(18.3)	—
Other	4.0	113.0	—
End of Period	$384.1	$581.4	$25.0

Fair value of plan assets
Beginning of period	$—	$—	$—
Assumption of plan assets from Baxalta	218.0	140.5	—
Actual return on plan assets	8.3	2.0	—
Employer contributions	0.4	12.3	—
Participant contributions	—	3.2	—
Benefit payments	(1.6)	(9.1)	—
Settlements	—	(3.2)	—
Foreign exchange	—	(3.8)	—
Other	3.3	56.0	—
End of period	228.4	197.9	—
Funded status at December 31, 2016	$(155.7)	$(383.5)	$(25.0)

Amounts recognized in the Consolidated Balance Sheets
Other current liabilities	$(0.6)	$(8.8)	$(0.2)
Other non-current liabilities	(155.1)	(374.7)	(24.8)
Net liability recognized at December 31, 2016	$(155.7)	$(383.5)	$(25.0)

Curtailments represent the adoption of an amendment to the company’s U.S. pension plans which eliminates the estimate of future compensation levels beyond the December 31, 2017 effective date.

Other primarily represents the recognition of an additional defined benefit plan in Switzerland.
Accumulated Benefit Obligation Information
The pension obligation represents the projected benefit obligation (“PBO”) as of December 31, 2016. The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (“ABO”) is the same as the PBO except that it does not include assumptions relating to future compensation levels. The ABO for all the U.S. pension plans was $373.2 million as of December 31, 2016. The ABO for the International pension plans was $457.9 million as of December 31, 2016.
The funded status figures and ABO disclosed above reflect all of the Company's pension plans. The following ABO and plan asset information includes only those individual plans that have an ABO in excess of plan assets as of December 31, 2016.

(In millions)	December 31, 2016
U.S.
ABO	$373.2
Fair value of plan assets	228.4
International
ABO	437.5
Fair value of plan assets	176.2
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(In millions)	U.S. pensions	International pensions	OPEB
2017	$3.6	$21.1	$0.2
2018	5.7	18.6	0.3
2019	7.6	19.9	0.5
2020	9.7	20.1	0.6
2021	11.7	22.7	0.7
2022 through 2026	85.3	124.1	4.6
Total expected benefit payments for next 10 years	$123.6	$226.5	$6.9

The expected net benefit payments reflect the Company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the Company’s assets (for unfunded plans) as of December 31, 2016. The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.
Amounts Recognized in AOCI
The pension and OPEB plans' gains or losses not yet recognized in net periodic benefit cost are recognized on a net of tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future.
The Company had net pre-tax gains included in AOCI as of December 31, 2016 of $14.0 million related to its U.S. pension plans and net pre-tax losses included in AOCI as of December 31, 2016 of $10.3 million and $0.1 million related to its International plans and OPEB plan, respectively. Refer to Note 19, Accumulated Other Comprehensive Loss, for the net of tax balances included in AOCI as of December 31, 2016. The Company does not expect to amortize a significant amount of AOCI to net periodic benefit cost in 2017.
Following is a summary of the net of tax amounts recorded in OCI relating to the pension and OPEB plans during 2016:

(In millions)	U.S. pensions	International pensions	OPEB
Gain (loss) arising during the year, net of tax expense of $30.9 million for U.S. plans and $3.8 million for international plans	$52.5	$(14.2)	$—
Reclassification of gain to income statement, net of tax benefit of $25.9 million for U.S. plans	(43.5)	—	—
Pension and other employee benefits gain (loss), net of tax	$9.0	$(14.2)	$—

Gain (loss) arising during the year includes a loss of $34.6 million, net of tax, related to the recognition of a defined benefit plan in Switzerland.
The reclassification of gain to income statement represents the recognition of the curtailment gain associated with the U.S. pension plans as further described above.
Net Periodic Benefit Cost
The net periodic benefit cost is from June 3, 2016, the date the Company assumed the obligations from Baxalta, through December 31, 2016:

	June 3, 2016 through December 31, 2016
(In millions)	U.S. pensions	International pensions	OPEB
Net periodic benefit cost
Service cost	$13.0	$18.6	$0.8
Interest cost	11.1	3.2	0.6
Expected return on plan assets	(8.9)	(3.9)	—
Curtailment and other	(69.4)	20.0	—
Net periodic benefit cost	$(54.2)	$37.9	$1.4
Curtailment and other relates to the recognition of a curtailment gain of $69.4 million associated with the U.S. pension plans as described above and a loss of $20.0 million for the recognition of a defined benefit plan in Switzerland.
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date
The following weighted-average assumptions were used in calculating the December 31, 2016 measurement date benefit obligations.

	U.S. pensions	International pensions	OPEB
Discount rate	4.2%	1.0%	4.3%
Rate of compensation increase	3.8%	2.9%	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.3%
Rate decreased to	n/a	n/a	5.0%
by the year ended	n/a	n/a	2022
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost
The following weighted-average assumptions were used in determining net periodic benefit cost for 2016.

	U.S. pensions	International pensions	OPEB
Discount rate	4.1%	1.0%	4.2%
Expected return on plan assets	7.0%	4.5%	n/a
Rate of compensation increase	3.8%	3.2%	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.5%
Rate decreased to	n/a	n/a	5.0%
by the year ended	n/a	n/a	2022

The Company establishes the expected return on plan assets assumption based primarily on a review of historical compound average asset returns, both Company-specific and the broad market (and considering the Company’s asset allocations), an analysis of current market and economic information and future expectations.

The effect of a one-percent change in the assumed healthcare cost trend rate would not have a significant impact on the OPEB plan benefit obligation as of December 31, 2016 or the plan’s service and interest cost during 2016.

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
Plan assets are managed in a balanced equity and fixed income portfolio. The target allocations for plan assets are 75% in an equity portfolio and 25% in a fixed income portfolio. The policy includes an allocation range based on each individual investment type within the major portfolios that allows for a variance from the target allocations of approximately 5%. The equity portfolio may include common stock of U.S. and international companies, common/collective trust funds, mutual funds, hedge funds and real asset investments. The fixed income portfolio may include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, common/collective trust funds, corporate bonds, municipal securities, derivative contracts and asset-backed securities.
While the committee provides oversight over plan assets for U.S. and international plans, the summary above is specific to the plans in the U.S. The plan assets for international plans are managed and allocated by the entities in each country, with input and oversight provided by the committee.

The following pension assets are recorded at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3). Investments that are measured at fair value using the net asset value per share or its equivalent as a practical expedient are not classified in the fair value hierarchy.

U.S. pension plan assets
(In millions)	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets
Fixed income
Cash equivalents	$5.7	$—	$—	$—
Collective trust funds	46.4	—	—	—
Mutual fund	11.4	—	—	—
Equity
Collective trust funds	100.4	—	—	—
Mutual fund	53.4	16.5	—	—
Hedge funds	11.1	—	—	—
Fair value of pension plan assets	$228.4	$16.5	$—	$—

International pension plan assets
(In millions)	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets
Fixed income
Cash and cash equivalents	$6.2	$6.2	$—	$—
Government agency issues	0.6	0.6	—	—
Corporate bonds	21.1	21.1	—	—
Mutual funds	24.4	24.4	—	—
Equity
Common stock:
Large cap	19.9	19.9	—	—
Mid cap	1.6	1.6	—	—
Total common stock	21.5	21.5	—	—
Mutual funds	40.6	40.6	—	—
Real estate funds	12.1	8.4	—	—
Other holdings	71.4	—	71.4	—
Fair value of pension plan assets	$197.9	$122.8	$71.4	$—

The assets and liabilities of the Company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology
Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value
Government agency issues	Values are based on quoted prices in an active market
Corporate bonds	Values are based on the valuation date in an active market
Common stock	Values are based on the closing prices on the valuation date in an active market
Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from active markets or as reported by the fund managers
Collective trust funds and hedge funds	Values are based on the net asset value of the units held at year end
Real estate funds
The value of these assets are either determined by the net asset value of the units held in the respective fund which are obtained from active markets or based on the net asset value of the underlying assets of the fund provided by the fund manager

Other holdings
These primarily consist of insurance contracts whose value is based on the underlying assets and other holdings valued primarily based on reputable pricing vendors that typically use pricing matrices or models

Expected Pension and OPEB Plan Funding

The Company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the Company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The Company has no obligation to fund its principal plans in the U.S. in 2017. The Company did not make any significant voluntary contributions to its U.S. Qualified plan from the June 3, 2016 acquisition date through December 31, 2016. During 2017, the Company expects to make cash contributions to its pension plans of at least $11.0 million, primarily related to its international plans, and expects to have net cash outflows relating to its OPEB plan of less than $1.0 million. The Company continually reassesses the amount and timing of any discretionary contributions, which could be significant in any period.
The table below details the funded status percentage of the Company’s pension plans as of December 31, 2016 including certain plans that are unfunded in accordance with the guidelines of the Company’s funding policy outlined above.

	United States		International
(in millions, except %)	Qualified plan	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$228.4	n/a	$197.9	n/a	$426.3
PBO	352.8	31.3	413.7	167.7	965.5
Funded status percentage	65%	n/a	48%	n/a	44%

U.S. Defined Contribution Plans
In addition to benefits provided under the pension and OPEB plans described above, the Company provides benefits under defined contribution plans. The Company's most significant defined contribution plans are in the United States. The Company recognized expenses related to U.S. defined contribution plans of $68.1 million, $38.9 million and $34.3 million during 2016, 2015 and 2014, respectively.

19.	Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss ("AOCL"), net of their related tax effects, in the years ended December 31, 2016 are shown below:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2016	$(182.1)	$—	$(1.7)	$—	$(183.8)
Current period change:
Other comprehensive (loss)/income before reclassification	(1,323.3)	38.3	8.3	9.9	(1,266.8)
Amounts reclassified from AOCL	—	(43.5)	—	(3.5)	(47.0)
Net current period other comprehensive (loss)/income	(1,323.3)	(5.2)	8.3	6.4	(1,313.8)
As of December 31, 2016	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)

The following is a summary of the amounts reclassified from AOCL to net income during the fiscal year ended December 31, 2016:

	Amounts reclassified from AOCL
(In millions)	2016	Location of impact in Statements of Operations
Pension and employee benefits
Curtailment gain	$69.4	Integration and acquisition costs
	69.4	Total before tax
	(25.9)	Tax expense
	43.5	Net of tax
Losses on hedging activities
Foreign exchange contracts	4.9	Cost of sales
	4.9	Total before tax
	(1.4)	Tax expense
	3.5	Net of tax

Total reclassifications for the period	$47.0	Total net of tax

The changes in Accumulated other comprehensive loss, net of their related tax effects, in the year ended December 31, 2015 are shown below:

(In millions)	Foreign currency translation adjustment	Unrealized holding gain/(loss) on available-for-sale securities	Accumulated other comprehensive loss
As of January 1, 2015	$(25.7)	$(5.8)	$(31.5)
Current period change:
Net current period other comprehensive (loss)/income	(156.4)	4.1	(152.3)
As of December 31, 2015	$(182.1)	$(1.7)	$(183.8)

The amounts reclassified out of Accumulated other comprehensive loss and into the Statements of Operations for the fiscal year ended December 31, 2015 were immaterial.

20.	Earnings Per Share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share for the periods presented:

	Years ended December 31,
(In millions)	2016	2015	2014
Income from continuing operations, net of taxes	$603.5	$1,337.5	$3,282.8
(Loss)/ gain from discontinued operations[1]	(276.1)	(34.1)	122.7
Numerator for basic and diluted earnings per share	327.4	1,303.4	3,405.5

Weighted average number of shares:
Basic	770.1	590.4	586.7
Effect of dilutive shares:
Share-based awards to employees	6.1	2.7	4.6
Diluted	776.2	593.1	591.3

Earnings per ordinary share - basic
Earnings from continuing operations	0.78	2.27	5.60
(Loss)/gain from discontinued operations	(0.35)	(0.06)	0.21
Earnings per ordinary share - basic	0.43	2.21	5.81

Earnings per ordinary share - diluted
Earnings from continuing operations	0.77	2.26	5.55
(Loss)/gain from discontinued operations	(0.35)	(0.06)	0.21
Earnings per ordinary share - diluted	0.42	2.20	5.76

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	2016	2015	2014
(In millions)	Number of shares	Number of shares	Number of shares
Share-based awards to employees	4.1	3.4	0.3
Certain stock options have been excluded from the calculation of diluted EPS because (a) their exercise prices exceeded Shire’s average share price during the calculation period or (b) the required performance conditions were not satisfied as of the balance sheet date.

21.	Taxation

The components of pre-tax income from continuing operations are as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Ireland	$214.3	$(11.4)	$1,472.0
United States	(75.3)	975.8	1,025.9
Rest of the world	347.1	421.4	838.3
	$486.1	$1,385.8	$3,336.2

The provision for income taxes on continuing operations by location of the taxing jurisdiction for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Years ended December 31,
(In millions)	2016	2015	2014
Current income taxes:
Ireland	$5.2	$0.8	$—
U.S. federal tax	318.6	191.7	291.8
U.S. state and local taxes	30.2	17.3	25.3
Rest of the world	68.9	17.8	(290.9)
Total current taxes	422.9	227.6	26.2
Deferred taxes:
Ireland	18.2	(38.8)	—
U.S. federal tax	(433.8)	(151.2)	39.7
U.S. state and local taxes	(74.1)	(1.7)	(2.9)
Rest of the world	(59.3)	10.2	(6.9)
Total deferred taxes	(549.0)	(181.5)	29.9
Total income taxes	$(126.1)	$46.1	$56.1

The Company determines the amount of income tax expense or benefit allocable to continuing operations using the incremental approach. The amount of income tax attributed to discontinued operations is disclosed in Note 7, Results of Discontinued Operations, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The operating results associated with the DERMAGRAFT business have been classified as discontinued operations for all periods presented.

The reconciliation of income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

	Years ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees (in millions)	$486.1	$1,385.8	$3,336.2
Statutory tax rate (1)	25.0%	25.0%	25.0%
U.S. R&D credit	(25.9)%	(7.7)%	(2.5)%
Intra-group items (2)	(44.4)%	(18.6)%	(6.3)%
Other permanent items	4.5%	1.1%	(0.2)%
U.S. Domestic Manufacturing Deduction	(4.0)%	(1.6)%	(0.5)%
Acquisition Related Costs	8.5%	1.1%	0.7%
Irish Treasury Operations	(8.6)%	0.6%	0.7%
Change in valuation allowance	7.9%	1.0%	0.8%
Difference in taxation rates (3)	13.0%	7.3%	3.4%
Change in provisions for uncertain tax positions	(1.5)%	(0.4)%	0.2%
Prior year adjustment	1.0%	(1.6)%	0.1%
Change in fair value of contingent consideration	3.7%	(3.8)%	0.3%
Change in tax rates	(5.1)%	0.9%	0.5%
Receipt of break fee	—%	—%	(12.3)%
Settlement with Canadian revenue authorities	—%	—%	(7.0)%
Other	—%	—%	(1.2)%
Provision for income taxes on continuing operations	(25.9)%	3.3%	1.7%

(1) In addition to being subject to the Irish corporation tax rate of 25% in 2016, the Company is also subject to income tax in other territories in which the Company operates, including: Canada (15%); France (33.3%); Germany (15%); Italy (27.5%); Japan (23.9%); Luxembourg (21.0%); the Netherlands (25%); Belgium (33.99%); Singapore (17%); Spain (28%); Sweden (22%); Switzerland (8.5%); United Kingdom (20%) and the U.S. (35%). The rates quoted represent the statutory federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.

(2) Intra-group items principally relate to the effect of intra-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes, noncontrolling interests and equity in earnings/(losses) of equity method investees. The Company's intra-group items primarily arise from its acquisition of third parties that result in income and expense being received and taxed in different jurisdictions at various tax rates.

(3) The expense from the difference in taxation rates reflects the impact of the higher income tax rates in the United States offset by the impact of lower foreign jurisdiction income tax rates.

As detailed in the income tax rate reconciliation above, the Company's effective tax rate differs from the Irish statutory rate each year due to foreign taxes that are different than the Irish statutory rate and certain operations that are subject to tax incentives. In addition, the effective tax rate can be impacted each period by certain discrete factors and events, which, in 2016, included items related to the Baxalta acquisition, primarily the reversal of deferred tax liabilities (including in higher tax territories) for inventory and intangible asset amortization, as well as acquisition and integration costs. These same items are also causing the significant reduction in the U.S. pre-tax book income that is evident in the components of pre-tax income table above.

Provisions for uncertain tax positions

The Company files income tax returns in the Republic of Ireland, the U.S. (both federal and state) and various other jurisdictions (see footnote 1 to the table above for major jurisdictions). With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012, although the Company is contesting certain matters pertaining to 2011 and 2012. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods primarily after 2011, with the earliest being 2007; these tax audits cover primarily transfer pricing, but may include other areas.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2016	2015	2014
Balance as of January 1	$216.3	$207.8	$355.2
Increases based on tax positions related to the current year	34.3	27.0	20.3
Decreases based on tax positions taken in the current year	—	—	—
Increases for tax positions taken in prior years	0.5	3.9	64.2
Decreases for tax positions taken in prior years	(17.8)	(30.6)	(211.0)
Acquisition related items	29.5	17.9	—
Decreases resulting from settlements with the taxing authorities	(24.4)	(1.2)	(9.4)
Decreases as a result of expiration of the statute of limitations	(2.4)	(4.4)	(0.6)
Foreign currency translation adjustments (1)	0.3	(4.1)	(10.9)
Balance as of December 31(2)	$236.3	$216.3	$207.8

(1) Foreign currency translation adjustments are recognized within Other Comprehensive Income.

(2) As of December 31, 2016, approximately $227 million (2015: $207 million, 2014: $181 million) of which would affect the effective rate if recognized.

The Company considers it reasonably possible that certain audits currently being conducted could be concluded in the next 12 months, and as a result the total amount of unrecognized tax benefits recorded as of December 31, 2016 could decrease by up to approximately $50.0 million. As of the balance sheet date, the Company believes that its reserves for uncertain tax positions are adequate to cover the resolution of these audits. However, the resolution of these audits could have a significant impact on the financial statements if the settlement differs from the amount reserved.

The Company recognizes interest and penalties accrued related to unrecognized tax positions within income taxes. During the years ended December 31, 2016, 2015 and 2014, the Company recognized a charge / (credit) to income taxes of $4.2 million, $0.8 million and $(103.1) million in interest and penalties and the Company had a liability of $30.8 million, $26.5 million and $25.8 million for the payment of interest and penalties accrued as of December 31, 2016, 2015 and 2014, respectively.

As part of Baxalta's separation from Baxter, a tax sharing agreement was entered into, effective on the date of separation, which employs a tracing approach to determine which company is liable for certain pre-separation income tax items. If a liability arises and is attributable to the former Baxalta business, the liability would be allocated to Baxalta. If the liability arises and is attributable to Baxter's Medical Device, Renal or Biosurgery businesses, it would be allocated to Baxter. The table above only reflects pre-acquisition liabilities for Baxalta for which it was the primary obligor.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as of December 31, are as follows:

	December 31,	December 31,
(In millions)	2016	2015
Deferred tax assets:
Deferred revenue	$16.8	$2.4
Inventory & warranty provisions	88.7	36.1
Losses carried forward (including tax credits) (1)	1,907.3	980.3
Provisions for sales deductions and doubtful accounts	191.6	178.0
Intangible assets	79.7	5.9
Share-based compensation	137.5	40.6
Excess of tax value over book value of assets	14.2	0.6
Accruals and provisions	448.6	130.4
Other	78.5	19.3

Gross deferred tax assets	2,962.9	1,393.6
Less: valuation allowance	(569.4)	(416.1)
	2,393.5	977.5
Deferred tax liabilities:
Intangible assets	(9,073.4)	(2,850.6)
Excess of book value over tax value in inventory	(150.3)	(10.3)
Excess of book value over tax value of assets and investments	(1,304.2)	(153.9)
Other	(91.6)	(47.6)
Net deferred tax liabilities	(8,226.0)	(2,084.9)

Balance sheet classifications:
Deferred tax assets - non-current	96.7	121.0
Deferred tax liabilities - non-current	(8,322.7)	(2,205.9)
	$(8,226.0)	$(2,084.9)

(1) Losses carried forward excludes $38.9 million of deferred tax assets as of December 31, 2016 (2015: $30.4 million), related to net operating losses that result from excess stock based compensation and for which any benefit realized will be recorded to stockholders' equity.

As of December 31, 2016, the Company had a valuation allowance of $569.4 million (2015: $416.1 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating losses, capital losses and tax-credit carry-forwards in Switzerland (2016: $176.8 million; 2015: $131.5 million); U.S. (2016: $155.1 million; 2015: $125.9 million); Ireland (2016: $22.4 million; 2015: $22.2 million); and other foreign tax jurisdictions (2016: $215.1 million; 2015: $136.5 million).

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

The net increase in valuation allowances of $153.3 million includes (i) increases of $166.4 million relating to operating losses in various jurisdictions for which management considers that there is insufficient positive evidence related to the factors described above to overcome negative evidence, such as cumulative losses and expiration periods and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full, and (ii) decreases of $13.1 million primarily related to U.S. state tax losses, which based on the assessment of factors described above now provides sufficient positive evidence to support the losses are more likely than not to be realized.

As of December 31, 2016, based upon a consideration of the factors described above management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as of December 31, are as follows:

(In millions)	2016	2015
U.S. federal tax	$687.1	$149.3
U.S. state tax	170.7	77.2
Republic of Ireland	45.1	61.2
Foreign tax jurisdictions	614.9	434.9
R&D and other tax credits	389.5	257.7
	$1,907.3	$980.3

The approximate gross value of net operating losses (“NOLs”) and capital losses at December 31, 2016 is $10,843.1 million (2015: $5,562.3 million). The tax effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
(In millions)	2016
Within 1 year	$0.3
Within 1 to 2 years	2.6
Within 2 to 3 years	45.5
Within 3 to 4 years	12.8
Within 4 to 5 years	52.6
Within 5 to 6 years	55.3
After 6 years	1,269.6
Indefinitely	468.6

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. As of December 31, 2016, that excess totaled $16.6 billion (2015: $11.3 billion). As part of the acquisition of Baxalta, the Company determined that $1.5 billion of Baxalta's pre-acquisition earnings incurred outside of the U.S. are not permanently reinvested and has recorded an associated deferred tax liability of $503.0 million on these earnings as part of the business combination accounting for the acquisition. The determination of additional deferred taxes on the Company's permanently reinvested earnings that have not been provided is not practicable.

22.	Segment Reporting

Shire comprises a single operating and reportable segment engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs. This is consistent with how the financial information is viewed for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods and how the operations are managed by the Executive Committee (Shire’s chief operating decision maker).

This segment is supported by several key functions: a Pipeline Committee, an In-Line Committee, a Technical Operations group and a Corporate group. The Pipeline Committee consists of R&D and Corporate Development and is responsible for prioritizing the activities towards progressing and acquiring development programs across a variety of therapeutic areas. The Technical Operations group is responsible for the Company’s global supply chain. The In-line Committee focuses on commercializing marketed products and support of the development of the Company's pipeline candidates. The business is also supported by a simplified, centralized corporate function group. None of these functional groups meets all of the criteria to be considered an individual operating segment.

Geographic information

Revenues (based on the geographic location from which the sale originated):

	Years ended December 31,
(In millions)	2016	2015	2014
Ireland	$41.6	$14.1	$18.5
United States	7,666.9	4,659.2	4,174.1
Rest of the world	3,688.1	1,743.4	1,829.5
Total revenues	$11,396.6	$6,416.7	$6,022.1

Long-lived assets comprise all non-current assets, (excluding goodwill and intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on their relevant geographic location:

	Years ended December 31,
(In millions)	2016	2015
Ireland	$41.2	$1.7
United States	6,449.4	751.3
Rest of the world	84.0	82.2
Total	$6,574.6	$835.2

Material customers

In the periods set out below, certain customers accounted for greater than 10% of the Company’s Product sales:

	Years ended December 31,
	2016	2016	2015	2015	2014	2014
(in millions, except %)		% Product sales		% Product sales		% Product sales
AmerisourceBergen Corp	$1,695.3	16	$1,048.3	17	$759.2	13
McKesson Corp.	1,336.7	12	1,044.1	17	1,021.0	18
Cardinal Health Inc.	1,052.2	10	796.9	13	979.9	17

Amounts outstanding in respect of these material customers were as follows:

	December 31,
(In millions)	2016	2015
AmerisourceBergen Corp	$427.2	$171.5
McKesson Corp.	312.9	193.1
Cardinal Health Inc.	278.4	181.7

In the periods set out below, revenues by major product were as follows:

	December 31,	December 31,	December 31,
(In millions)	2016	2015	2014
Product sales:
HEMOPHILIA	$1,789.0	$—	$—
INHIBITOR THERAPIES	451.8	—	—
Hematology total	2,240.8	—	—
CINRYZE	680.2	617.7	503.0
ELAPRASE	589.0	552.6	592.8
FIRAZYR	578.5	445.0	364.2
REPLAGAL	452.4	441.2	500.4
VPRIV	345.7	342.4	366.7
KALBITOR	52.2	—	—
Genetic Diseases total	2,698.0	2,398.9	2,327.1
VYVANSE	2,013.9	1,722.2	1,449.0
ADDERALL XR	363.8	362.8	383.2
Other Neuroscience	112.8	115.4	372.3
Neuroscience total	2,490.5	2,200.4	2,204.5
IMMUNOGLOBULIN THERAPIES	1,143.9	—	—
BIO THERAPEUTICS	372.2	—	—
Immunology total	1,516.1	—	—
LIALDA/MEZAVANT	792.1	684.4	633.8
PENTASA	309.4	305.8	289.7
GATTEX/REVESTIVE	219.4	141.7	—
NATPARA	85.3	24.4	—
Other Internal Medicine	349.3	344.3	375.3
Internal Medicine total	1,755.5	1,500.6	1,298.8
Oncology total	130.5	—	—
Ophthalmology Total	54.4	—	—
Total Product sales	$10,885.8	$6,099.9	$5,830.4

23.	Receipt of Break Fee

On July 18, 2014, the Boards of AbbVie and Shire announced that they had agreed the terms of a recommended combination of Shire with AbbVie, subject to a number of conditions including approval by shareholders and regulators. On the same date, Shire and AbbVie entered into a co-operation agreement in connection with the recommended combination. On October 16, 2014, the Board of AbbVie confirmed that it had withdrawn its recommendation of its offer for Shire as a result of the anticipated impact of a U.S. Treasury Notice on the benefits that AbbVie expected from its offer. As AbbVie’s offer was conditional on the approval of its stockholders, and given their Board’s decision to change its recommendation and to advise AbbVie’s stockholders to vote against the offer, there was no realistic prospect of satisfying this condition.  Accordingly, Shire’s Board agreed with AbbVie to terminate the cooperation agreement on October 20, 2014. The Company entered into a termination agreement with AbbVie, pursuant to which AbbVie paid the break fee due under the cooperation agreement of approximately $1,635.4 million.  The Company has obtained advice that the break fee should not be taxable in Ireland. The Company has therefore concluded that no tax liability should arise and has not recognized a tax charge in the income statement in 2014. The relevant tax return was submitted on September 23, 2015.

24.	Commitments and Contingencies

Leases

Future minimum lease payments under operating leases as of December 31, 2016 are presented below:

(In millions)	Operating leases
2017	$155.5
2018	117.2
2019	98.7
2020	89.2
2021	82.7
Thereafter	441.9
$985.2

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $100.8 million, $40.7 million and $32.9 million for the year ended December 31, 2016, 2015 and 2014, respectively, which is predominately included in SG&A expenses in the Company’s Consolidated Statement of Operations.

Letters of credit and guarantees

As of December 31, 2016 and 2015, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $139.7 million and $48.0 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Commitments

(i)	Clinical testing

As of December 31, 2016, the Company had committed to pay approximately $1,037.4 million (December 31, 2015: $490.0 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

(ii)	Contract manufacturing

As of December 31, 2016, the Company had committed to pay approximately $528.9 million (December 31, 2015: $325.0 million) in respect of contract manufacturing. The Company expects to pay $146.4 million of these commitments in 2017.

(iii)	Other purchasing commitments

As of December 31, 2016, the Company had committed to pay approximately $1,745.4 million (December 31, 2015: $485.0 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $436.6 million of these commitments in 2017.

(iv)	Investment commitments

As of December 31, 2016, the Company had outstanding commitments to subscribe for interests in companies and partnerships for amounts totaling $76.4 million (December 31, 2015: $22.0 million) which may all be payable in 2017, depending on the timing of capital calls. The investment commitments include additional funding to certain VIEs of which Shire is not the primary beneficiary.

(v)	Capital commitments

As of December 31, 2016, the Company had committed to spend $100.5 million (December 31, 2015: $60.0 million) on capital projects.

25.    Legal and Other Proceedings
The Company expenses legal costs when incurred.
The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of December 31, 2016, provision for litigation losses, insurance claims and other disputes totaled $415.0 million (December 31, 2015: $9.9 million).
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
LIALDA
In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial took place between March 28, 2016 and April 1, 2016. On September 16, 2016, the court issued its ruling finding that the proposed generic product would not infringe the asserted claims. Shire has appealed the ruling to the CAFC.
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
In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc., Watson Pharma, Inc. and Watson Laboratories, Inc. (collectively, “Watson”) were subsequently added as defendants. A trial took place in April 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid. Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013. The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings. Shire petitioned the Supreme Court for a writ of certiorari which was granted on January 26, 2015. The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v. Sandoz. On June 3, 2015, the CAFC reaffirmed their previous decision to reverse the District Court’s claims construction and remanded the case to the U.S. District Court for the Southern District of Florida. A trial was held on January 25-27, 2016. A ruling was issued on March 28, 2016 upholding the validity of the patent and finding that Watson’s proposed ANDA product infringes the patent-in-suit. Watson appealed the ruling to the CAFC and oral argument took place on October 5, 2016. The CAFC issued a ruling on February 10, 2017 reversing the trial court’s ruling of infringement and remanding the case to the lower court for entry of a ruling of non-infringement.
In April 2012, Shire was notified that Mylan had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A Markman ruling was issued on March 23, 2015. Following a four-day bench trial in September 2016 in the U.S. District Court for the Middle District of Florida, the court handed down a ruling that Mylan’s proposed generic version of LIALDA infringes claims 1 and 3 of the Orange Book listed patent for LIALDA. In connection with this finding of infringement, the court also entered an injunction prohibiting Mylan from making, using, selling, offering for sale and/or importing their proposed ANDA product before the expiration of the patent (June 8, 2020) and requiring that the approval date for their ANDA be on or after the expiration of the patent.
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
In September 2015, Shire was notified that Lupin Ltd. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45 day period, Shire filed a lawsuit in the U.S. District Court for the District of Maryland against Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc. and Lupin Atlantis Holdings SA. A Markman hearing originally scheduled to take place on November 10, 2016, was cancelled and has not yet been rescheduled. No trial date has been set.
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
Over the several years, Shire has been cooperating fully with these investigations and engaged in discussions with the Department of Justice about a resolution. In August 2016, Shire announced that it reached an agreement with the Department of Justice on a proposal for a civil settlement in the amount of $350.0 million plus interest. Shire established a reserve for the expected settlement, $340.0 million in the second quarter of 2016 and an additional $10.0 million in the third quarter of 2016.
Shire entered into a final settlement agreement with the Department of Justice, announced in January 2017, in the amount of $350.0 million, plus interest. Shire paid $345.5 million of the settlement amount in January 2017 and anticipates the remaining payment will be made in the second quarter of 2017. The agreement resolves the civil investigations conducted by the Department of Justice, including multiple U.S. Attorney’s Offices and relevant federal and state agencies.
The agreement also resolves the federal government’s claims under the federal False Claims Act and the DERMAGRAFT Medicaid-related claims for states that opt into the settlement. Some states with DERMAGRAFT Medicaid-related claims might elect to opt out of the final settlement and those states’ claims would remain unresolved.
Under the terms of Shire’s merger agreement with ABH, $37.5 million was held in escrow at the close of the transaction as an indemnity against potential breaches of representations and warranties on the part of ABH.  After the civil settlement with the DOJ had been finalized, in January 2017, Shire made a formal demand upon ABH’s former equityholders to return the entire amount held in escrow to Shire.  In February 2017, Shire and ABH’s equityholders entered into a settlement agreement, pursuant to which ABH’s equityholders agreed to release the full $37.5 million escrow to Shire and Shire will release the claims against ABH equityholders upon receipt of the entire amount held in escrow.
VANCOCIN

On April 6, 2012, ViroPharma Incorporated (“ViroPharma”) received a notification that the United States Federal Trade Commission (“FTC”) was conducting an investigation into whether ViroPharma had engaged in unfair methods of competition with respect to VANCOCIN which Shire acquired in January 2014. Following the divestiture of VANCOCIN in August 2014, Shire retained certain liabilities including any potential liabilities related to the VANCOCIN citizen petition.

On August 3, 2012, and September 8, 2014, ViroPharma and Shire respectively received Civil Investigative Demands from the FTC requesting additional information related to this matter. Shire fully cooperated with the FTC’s investigation.

On February 7, 2017, the FTC filed a Complaint against Shire alleging that ViroPharma engaged in conduct in violation of U.S. antitrust laws arising from a citizen petition ViroPharma filed in 2006 related to Food & Drug Administration’s policy for evaluating bioequivalence for generic versions of VANCOCIN. The complaint seeks equitable relief, including an injunction and disgorgement.

At this time, Shire is unable to predict the outcome or duration of this case.
ELAPRASE
On September 24, 2014, Shire’s Brazilian affiliate, Shire Farmaceutica Brasil Ltda, was served with a lawsuit brought by the State of Sao Paulo and in which the Brazilian Public Attorney’s office has intervened alleging that Shire is obligated to provide certain medical care including ELAPRASE for an indefinite period at no cost to patients who participated in ELAPRASE clinical trials in Brazil, and seeking recoupment to the Brazilian government for amounts paid on behalf of these patients to date, and moral damages associated with these claims.

On May 6, 2016, the trial court judge ruled on the case and dismissed all the claims under the class action, which was appealed. On February 20, 2017, the Court of Appeals in Sao Paulo issued the final decision on merit in favor of Shire and dismissed all the claims under the class action. The final decision can be appealed through the Superior Court of Justice or through the Supreme Court; however, the likelihood of one of those courts accepting the appeal is remote.

26.	Shareholders' Equity

Authorized common stock

The authorized stock of Shire plc as of December 31, 2016, was 1,500,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to fund payments of dividends from any source (other than a capital redemption reserve or nominal capital account) subject to the Directors authorizing the distribution making a solvency statement in the prescribed statutory form. As of December 31, 2016, Shire plc’s distributable reserves were approximately $4.4 billion.

Treasury stock

The Company records the purchase of its own shares by the EBT and under the share buy-back program as a reduction of shareholders’ equity based on the price paid for the shares. As of December 31, 2016, the EBT held 0.5 million ordinary shares (2015: 0.6 million; 2014: 0.7 million) and 0.2 million ADSs (2015: 0.2 million; 2014: 0.3 million) and shares held under the share buy-back program were 8.0 million ordinary shares (2015: 8.5 million; 2014: 9.0 million). During the years ended December 31, 2016 and 2015 the Company did not purchase any shares either through the EBT or under any share buy-back program.

Income Access Share Arrangements

Shire has put into place income access share arrangements which enable ordinary shareholders, other than ADS holders, to choose whether they receive their dividends from Shire plc, a company tax resident in the Republic of Ireland, or from Shire Biopharmaceuticals Holdings (“Old Shire”), a Shire group company tax resident in the UK.

Old Shire has issued one income access share to the Income Access Trust (the “IAS Trust”), which is held by the trustee of the IAS Trust (the “Trustee”). The mechanics of the arrangements are as follows:

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

(iii)
An ordinary shareholder is entitled to make an income access share election such that he/she will receive his/her dividends (which would otherwise be payable by Shire plc) under these arrangements from Old Shire. This can be done by submitting an IAS arrangement election form containing information on the participating shareholders pursuant to Shire plc’s Articles of Association.

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

In the year ended December 31, 2016, Old Shire paid dividends totaling $150.6 million (2015: $127.7 million; 2014: $112.8 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

27.    Share-based Compensation Plans

The following table shows the total share-based compensation expense (see below for types of share-based awards) included in the Consolidated Statements of Operations:

	For the years ended December 31,
(In millions)	2016	2015	2014
Cost of product sales	$23.3	$7.6	$8.5
Research and development	46.9	28.6	22.2
Selling, general and administrative	67.1	37.4	35.9
Integration and acquisitions costs	181.2	—	—
Reorganization costs	—	26.7	30.4
Total	318.5	100.3	97.0
Less tax	(85.3)	(28.4)	(23.8)
	$233.2	$71.9	$73.2

As of December 31, 2016, the Company incurred total expense of $223.1 million (2015: $nil, 2014: $nil) related to replacement and other awards held by Baxalta employees as further described below. This includes integration related expenses of $171.0 million due to the acceleration of unrecognized expense associated with certain employees impacted by the integration.

There were no capitalized share-based compensation costs as of December 31, 2016, 2015 and 2014.

As of December 31, 2016, $244.2 million (2015: $115.3 million, 2014: $83.1 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of three years.

Share-based compensation plans

Prior to February 28, 2015, the Company granted stock-settled share appreciation rights (“SARs”) and performance share awards (“PSAs”) over ordinary shares and ADSs to Executive Directors and employees under the Shire Portfolio Share Plan (“PSP”) (Parts A and B). The SARs and PSAs granted under the PSP (Parts A and B) to Executive Directors are exercisable subject to performance and service criteria. Substantially all SARs and PSAs granted to employees are exercisable subject only to service criteria.

The principal terms and conditions of SARs and PSAs under the PSP (Parts A and B) are as follows: (i) the contractual life of SARs is seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting over three years, and (iii) awards granted to the level of Executive Director and Executive Vice President cliff vest after three years, of which awards to the level of Executive Director contain performance conditions based on growth in Non-GAAP adjusted return on invested capital (“Adjusted ROIC”) and Non-GAAP earnings before interest, taxation, depreciation and amortization (“Non-GAAP EBITDA”). In 2014, the Company granted PSAs under the PSP to employees at Executive Vice President level and to a select group of senior employees, which are exercisable subject to performance and service criteria. These PSAs cliff vest after three years and contain performance conditions as explained above.

Since February 28, 2015, the Company has granted awards under the Shire Long Term Incentive Plan 2015 (“LTIP”). Under the LTIP, the Company grants stock-settled share appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share units (“PSUs”) over ordinary shares and ADSs to Executive Directors and employees. The PSUs granted under the LTIP and SARs granted to Executive Directors are exercisable subject to performance and service criteria. RSUs granted under the LTIP and SARs granted to all other employees are exercisable subject only to service criteria.

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

The Company also operates a Global Employee Stock Purchase Plan and UK/Irish Sharesave Plans.

Replacement Awards Issued to Baxalta Employees

In connection with the acquisition of Baxalta and pursuant to the merger agreement associated with the acquisition, outstanding Baxalta equity awards held by Baxalta employees or employees of Baxter were cancelled and exchanged for Shire equity awards. The outstanding Baxalta equity awards consisted primarily of stock options and RSUs and hence were replaced with Shire’s stock options and RSUs. The replacement Shire awards generally have the same terms and conditions (including vesting) as the former Baxalta awards for which they were exchanged.

The value of the replacement share-based awards granted was designed to generally preserve both the intrinsic value and the fair value of the award immediately prior to the acquisition. Following the acquisition, the Company records share-based compensation expense associated with the acquisition-date fair value of acquired Baxalta employees’ replacement options and RSUs that is attributable to post-acquisition service requirements, as well as share-based compensation expense for post-acquisition service requirements associated with certain remaining unvested Baxter share-based awards held by the acquired Baxalta employees. The portions of the acquisition-date fair values of the awards that are attributable to post-combination service are recognized over the remaining service period of the awards.

The following awards were outstanding as of December 31, 2016:

	Compensation type	Number of awards	Expiration period from date of issue	Vesting period
Stock-settled SARs	SARs	10,646,207	7 years	3 years graded vesting and/or 3 years cliff vesting subject to performance criteria for Executive Directors only
UK/Irish Sharesave Plans	Stock options	119,300	6 months after vesting	3 or 5 years
Global Employee Stock Purchase Plan	Stock options	411,900	On vesting date	1 to 5 years
Baxalta Replacement Options	Stock options	10,692,426	10 years	3 years graded vesting
Stock-settled SARs and stock options		21,869,833
RSUs, PSUs and PSAs	RSUs, PSUs and PSAs	2,346,511	3 years	3 years graded vesting, 3 years cliff vesting subject to performance criteria for Executive Directors and certain senior employees only
Baxalta Replacement RSUs	RSU	1,630,146	3 years	3 years graded vesting
RSUs/PSUs and PSAs		3,976,657

Stock-settled SARs and stock options

SARs under LTIP and PSP (Part A)

Stock-settled share appreciation rights ("SARs"), granted to Executive Directors, are exercisable subject to service and performance criteria.

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

UK/Irish Sharesave Plans ("Sharesave Plans")

Options granted under the Sharesave Plans are granted with an exercise price equal to 80% and 75% of the mid-market price on the day before invitations are issued to UK and Ireland employees, respectively. Employees may enter into three or five year savings contracts. No performance conditions apply.

Shire Global Employee Stock Purchase Plan ("Stock Purchase Plan")

Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the enrollment date (the first day of the offering period) or the exercise date (the last day of the offering period), whichever is the lower. Employees agree to save for a period up to 12 months. No performance conditions apply.

Baxalta Replacement Options

The replacement stock options were issued consistent with the vesting conditions of the replaced award (as explained above). Replacement stock options had contractual terms of 10 years from the initial grant date. The majority of stock options outstanding vested in one-third increments over a three year period, although certain awards cliff vest or have longer or shorter service periods. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s SARs and stock options including replacement awards as of December 31, 2016 and of the related activity during the period then ended is presented below:

Year ended December 31, 2016	Weighted average exercise price	Number of shares	Intrinsic value (In millions)
	£		£
Outstanding as of beginning of period	52.02	7,796,496
Granted	42.37	6,506,762
Exercised	39.83	(4,717,106)
Baxalta Replacement Options	34.30	13,328,592
Forfeited	48.49	(1,044,911)
Outstanding as of end of period	38.98	21,869,833	76.6
Exercisable as of end of period	34.55	11,035,437	66.0

Excluded from the table above are replacement stock options issued to Baxter employees as part of the acquisition of Baxalta. The Company issued 8.8 million stock options to Baxter employees on June 3, 2016, out of which 7.7 million and 6.9 million were outstanding and exercisable, respectively, as of December 31, 2016.

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2016 was £8.25 (2015: £10.36; 2014: £6.19).

SARs and stock options including Baxalta Replacement Options, outstanding as of December 31, 2016 have the following characteristics:

Number of awards outstanding	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£
3,433,225	14.59-28.00	3.0	25.37	3,422,480	25.38
10,704,846	28.01-40.00	7.3	35.56	6,161,513	34.91
7,731,762	40.01-70.48	5.7	49.77	1,451,444	54.67
21,869,833				11,035,437

RSUs, PSUs and PSAs

RSUs and PSUs under LTIP and PSAs under PSP (Part B)

PSUs and PSAs granted to Executive Directors and PSUs granted to certain senior employees are exercisable subject to certain performance and service criteria.

RSUs and PSAs granted to employees below Executive Director are not subject to performance criteria and are only subject to service conditions.

The performance criteria for PSUs granted under the LTIP is based on Product sales and Non-GAAP EBITDA targets, typically with a Non-GAAP Adjusted ROIC underpin. The performance criteria for PSAs under the PSP (Part B) is based on growth in Non-GAAP Adjusted ROIC and Non-GAAP EBITDA.

Baxalta Replacement RSUs

The replacement RSUs were issued consistent with the vesting conditions of the replaced award (as explained above) and generally continue to vest in one-third increments over a three-year period. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s RSUs, PSUs and PSAs as of December 31, 2016 and of the related activity during the period then ended is presented below:

RSUs, PSUs and PSAs	Number of shares	Weighted average grant date fair value	Weighted average remaining life
		£
Outstanding as of beginning of period	1,791,930	40.06
Granted	1,663,070	42.28
Exercised	(2,470,179)	37.52
Baxalta Replacement RSUs	3,294,150	39.28
Forfeited	(302,314)	48.47
Outstanding as of end of period	3,976,657	41.31	3.8
Exercisable as of end of period	—	—	N/A

Excluded from the table above are replacement RSUs issued to Baxter employees as part of the acquisition of Baxalta. The Company issued 0.5 million RSUs to Baxter employees on June 3, 2016, out of which 0.3 million were outstanding as of December 31, 2016.

Exercises of share-based awards

The total intrinsic values of share-based awards exercised, including those held by Baxter employees, for the years ended December 31, 2016, 2015 and 2014 were $214.6 million, $198.8 million and $200.8 million, respectively. The total cash received as a result of share option exercises for the period ended December 31, 2016, 2015 and 2014 was approximately $129.0 million, $16.6 million and $17.4 million, respectively. In connection with these exercises, the tax benefit credited to additional paid-in capital for the years ended December 31, 2016, 2015 and 2014 was $8.8 million, $31.6 million and $39.6 million, respectively.

The Company will settle future awards with either newly listed ordinary shares or with shares held in the EBT. The number of shares that the EBT will purchase in 2017 is dependent on the number of awards granted and exercised during the year and Shire plc’s share price. As of December 31, 2016, the EBT held 0.5 million ordinary shares and 0.2 million ADSs.

Valuation methodologies

The Company estimates the fair value of its share-based awards using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share-based awards include the grant price of the award, the expected stock-based award term, volatility of the Company’s share price, the risk-free rate and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of Shire’s stock-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of share awards granted was estimated using the following assumptions:

Years ended December 31,
	2016	2015	2014
Risk-free interest rate	0.29-1.6%	0.6-1.8%	0.3-1.8%
Expected dividend yield	0.3-0.5%	0.2-0.4%	0.2-0.4%
Expected life	1-4 years	1-4 years	1-4 years
Volatility	26-29%	23-26%	23-27%
Forfeiture rate	5-7%	5-7%	5-7%

The following assumptions were used to value share-based awards:

•
risk-free interest rate - for awards granted over ADSs, the U.S. Federal Reserve treasury constant maturities rate with a term consistent with the expected life of the award is used. For awards granted over ordinary shares, the yield on UK government bonds with a term consistent with the expected life of the award is used;

•	expected dividend yield - measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	expected life - estimated based on the contractual term of the awards and the effects of employees’ expected exercise and post-vesting employment termination behavior;

•	expected volatility - measured using historical daily price changes of the Company’s share price over the respective expected life of the share-based awards at the date of the award; and

•	forfeiture rate - estimated using historical trends of the number of awards forfeited prior to vesting.

28.    Agreements and Transactions with Baxter

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

Under the terms of the manufacturing and supply agreement, the Company manufactures certain products and materials and sells them to Baxter at an agreed-upon price reflecting the Company’s cost plus a mark-up for certain products and materials. The Company reported revenues associated with the manufacturing and supply agreement with Baxter of approximately $81 million from the June 3, 2016 acquisition date through December 31, 2016.

Under the terms of the transition services agreement, the Company and Baxter provide various services to each other on an interim, transitional basis. The services provided by Baxter to the Company include certain finance, information technology, human resources, quality, supply chain and other administrative services and functions, and are generally provided on a cost-plus basis. The services generally extend for approximately two years following the July 1, 2015 separation except for certain information technology services that may extend for three years following the July 1, 2015 separation. The Company reported SG&A expenses associated with the transition services agreement with Baxter of approximately $54 million from the June 3, 2016 acquisition date through December 31, 2016.

For a certain portion of Baxalta’s non U.S. operations, the legal transfer of net assets from Baxter had not occurred by the June 3, 2016 acquisition date due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the international commercial operations agreement with Baxter, the Company is responsible for the business activities conducted by Baxter on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations are reported in the Company’s Consolidated Financial Statements following the acquisition of Baxalta. The Company reported net sales related to these operations of $101 million from the June 3, 2016 acquisition date through December 31, 2016. As of December 31, 2016, the assets and liabilities of these operations consisted of inventories of $11 million, which are reported in Inventories on the Consolidated Balance Sheet, other assets of $50 million, which are reported as Prepaid expenses and other current assets, and liabilities of $3 million, which are reported in Other current liabilities. The majority of these operations have been transferred to the Company as of December 31, 2016 and the remaining are expected to transfer in 2017 or 2018.

The tax matters agreement governs Baxter and Baxalta’s and now the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. In addition, the tax matters agreement addresses the allocation of liability for taxes that were incurred as a result of restructuring activities undertaken to effectuate the distribution and provides for Baxalta to indemnify Baxter against any tax liabilities resulting from Baxalta’s action or inaction that causes the merger-related transactions to be taxable. The net tax-related indemnification amount reported by the Company as of December 31, 2016 was $26 million.

As of December 31, 2016, the Company had total amounts due from or to Baxter of $189 million reported in Prepaid expenses and other current assets, $34 million reported in Other non-current assets, $72 million reported in Other current liabilities and $92 million reported in Other non-current liabilities. These balances include the net tax-related indemnification liabilities and assets and liabilities of certain operations that have not transferred to the Company.

29.    Guarantor Financial Information
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
On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the 1.90% senior notes due 2019, 2.40% senior notes due 2021, 2.875% senior notes due 2023 and 3.20% senior notes due 2026, of SAIIDAC (collectively "SAIIDAC Notes"), a 100% owned subsidiary of the Company.

On December 1, 2016, Baxalta, a wholly-owned subsidiary of Shire, became a guarantor to the SAIIDAC Notes. Accordingly, both Baxalta and Shire are now co-guarantors of the SAIIDAC Notes.
In accordance with the requirements of SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”, the following tables present condensed consolidating financial statements of the two separate guarantee structures of the Baxalta Notes and SAIIDAC Notes, for:

•	Shire plc - Parent Guarantor;

•	SAIIDAC Subsidiary Issuer - issuer subsidiary of the SAIIDAC Notes; (a)

•	Baxalta Inc. - issuer subsidiary of the Baxalta Notes and guarantor subsidiary of the SAIIDAC Notes; (b)

•	Non-Guarantor Non-Issuer Subsidiaries - presents all other subsidiaries of the Parent Guarantor on a combined basis, none of which guarantee the Baxalta Notes or SAIIDAC Notes; (c)

•
Non-Guarantor Subsidiaries of Baxalta Notes - presents combined Non-Guarantor Non-Issuer Subsidiaries, including SAIIDAC, under the guarantee structure where Baxalta is the subsidiary issuer (a+c); and

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.
The Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

	Condensed Consolidating Balance Sheet
(As of December 31, 2016) (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$41.7	$487.1	$487.1	$—	$528.8
Restricted cash	—	—	—	25.6	25.6	—	25.6
Accounts receivable, net	—	—	—	2,616.5	2,616.5	—	2,616.5
Inventories	—	—	—	3,562.3	3,562.3	—	3,562.3
Prepaid expenses and other current assets	1.8	—	97.1	707.4	707.4	—	806.3
Intercompany receivables	—	120.5	—	5,154.4	5,274.9	(5,274.9)	—
Short-term intercompany loan receivable	—	2,594.8	—	—	2,594.8	(2,594.8)	—
Total current assets	1.8	2,715.3	138.8	12,553.3	15,268.6	(7,869.7)	7,539.5
Investments	35,656.1	—	34,644.2	12,571.8	12,571.8	(82,680.5)	191.6
Property, plant and equipment, net	—	—	27.4	6,442.2	6,442.2	—	6,469.6
Goodwill	—	—	—	17,888.2	17,888.2	—	17,888.2
Intangible assets, net	—	—	—	34,697.5	34,697.5	—	34,697.5
Deferred tax asset	—	—	273.0	96.7	96.7	(273.0)	96.7
Long-term intercompany loan receivable	—	14,431.0	480.7	—	14,431.0	(14,911.7)	—
Other non-current assets	3.9	—	33.8	114.6	114.6	—	152.3
Total assets	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.3	$85.7	$20.0	$4,205.4	$4,291.1	$—	$4,312.4
Short-term borrowings and capital lease obligations	450.0	2,594.8	—	23.2	2,618.0	—	3,068.0
Intercompany payables	5,247.1	—	27.8	—	—	(5,274.9)	—
Short-term intercompany loans payable	—	—	—	2,594.8	2,594.8	(2,594.8)	—
Other current liabilities	—	—	64.6	298.3	298.3	—	362.9
Total current liabilities	5,698.4	2,680.5	112.4	7,121.7	9,802.2	(7,869.7)	7,743.3
Long-term borrowings and capital lease obligations	—	14,431.0	5,063.7	405.1	14,836.1	—	19,899.8
Deferred tax liability	—	—	—	8,595.7	8,595.7	(273.0)	8,322.7
Long-term intercompany loans payable	610.1	—	—	14,301.6	14,301.6	(14,911.7)	—
Other non-current liabilities	405.3	—	61.7	1,654.6	1,654.6	—	2,121.6
Total liabilities	6,713.8	17,111.5	5,237.8	32,078.7	49,190.2	(23,054.4)	38,087.4
Total equity	28,948.0	34.8	30,360.1	52,285.6	52,320.4	(82,680.5)	28,948.0
Total liabilities and equity	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4

	Condensed Consolidating Balance Sheet
(As of December 31, 2015) (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$135.5	$135.5	$—	$135.5
Restricted cash	—	—	—	86.0	86.0	—	86.0
Accounts receivable, net	—	—	—	1,201.2	1,201.2	—	1,201.2
Inventories	—	—	—	635.4	635.4	—	635.4
Prepaid expenses and other current assets	1.9	9.6	—	185.9	195.5	—	197.4
Intercompany receivables	—	—	—	3,164.9	3,164.9	(3,164.9)	—
Total current assets	1.9	9.6	—	5,408.9	5,418.5	(3,164.9)	2,255.5
Investments	14,477.2	—	—	50.8	50.8	(14,477.2)	50.8
Property, plant and equipment, net	—	—	—	828.1	828.1	—	828.1
Goodwill	—	—	—	4,147.8	4,147.8	—	4,147.8
Intangible assets, net	—	—	—	9,173.3	9,173.3	—	9,173.3
Deferred tax asset	—	—	—	121.0	121.0	—	121.0
Other non-current assets	5.3	8.3	—	19.7	28.0	—	33.3
Total assets	$14,484.4	$17.9	$—	$19,749.6	$19,767.5	$(17,642.1)	$16,609.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10.0	$—	$—	$2,040.6	$2,040.6	$—	$2,050.6
Short-term borrowings and capital lease obligations	1,500.0	—	—	12.7	12.7	—	1,512.7
Intercompany payables	3,145.3	19.6	—	—	19.6	(3,164.9)	—
Other current liabilities	—	—	—	142.8	142.8	—	142.8
Total current liabilities	4,655.3	19.6	—	2,196.1	2,215.7	(3,164.9)	3,706.1
Long-term borrowings and capital lease obligations	—	—	—	82.1	82.1	—	82.1
Deferred tax liability	—	—	—	2,205.9	2,205.9	—	2,205.9
Other non-current liabilities	—	—	—	786.6	786.6	—	786.6
Total liabilities	4,655.3	19.6	—	5,270.7	5,290.3	(3,164.9)	6,780.7
Total equity	9,829.1	(1.7)	—	14,478.9	14,477.2	(14,477.2)	9,829.1
Total liabilities and equity	$14,484.4	$17.9	$—	$19,749.6	$19,767.5	$(17,642.1)	$16,609.8

	Condensed Consolidating Statements of Operations
For the year ended December 31, 2016 (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$10,885.8	$10,885.8	$—	$10,885.8
Royalties and other revenues	—	—	—	510.8	510.8	—	510.8
Total revenues	—	—	—	11,396.6	11,396.6	—	11,396.6
Costs and expenses:
Cost of sales	—	—	—	3,816.5	3,816.5	—	3,816.5
Research and development	—	—	0.4	1,439.4	1,439.4	—	1,439.8
Selling, general and administrative	59.8	—	29.4	2,926.0	2,926.0	—	3,015.2
Amortization of acquired intangible assets	—	—	—	1,173.4	1,173.4	—	1,173.4
Integration and acquisition costs	—	—	302.0	581.9	581.9	—	883.9
Reorganization costs	—	—	—	121.4	121.4	—	121.4
Gain on sale of product rights	—	—	—	(16.5)	(16.5)	—	(16.5)
Total operating expenses, net	59.8	—	331.8	10,042.1	10,042.1	—	10,433.7

Operating income / (loss) from continuing operations	(59.8)	—	(331.8)	1,354.5	1,354.5	—	962.9

Interest income / (expense), net	(100.6)	36.5	(45.1)	(342.0)	(305.5)	—	(451.2)
Other expense, net	0.9	—	2.7	(29.2)	(29.2)	—	(25.6)
Total other income / (expense), net	(99.7)	36.5	(42.4)	(371.2)	(334.7)	—	(476.8)

Income / (loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	(159.5)	36.5	(374.2)	983.3	1,019.8	—	486.1
Income taxes	4.3	(9.1)	88.9	42.0	32.9	—	126.1
Equity in income / (losses) of equity method investees, net of taxes	482.6	—	(657.5)	(8.7)	(8.7)	174.9	(8.7)
Income / (loss) from continuing operations, net of taxes	327.4	27.4	(942.8)	1,016.6	1,044.0	174.9	603.5
Loss from discontinued operations, net of taxes	—	—	—	(276.1)	(276.1)	—	(276.1)
Net income / (loss)	327.4	27.4	(942.8)	740.5	767.9	174.9	327.4
Comprehensive (loss) / income	$(986.4)	$27.4	$(2,148.9)	$(572.9)	$(545.5)	$2,694.4	$(986.4)

	Condensed Consolidating Statements of Operations
For the year ended December 31, 2015 (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$6,099.9	$6,099.9	$—	$6,099.9
Royalties and other revenues	—	—	—	316.8	$316.8	—	316.8
Total revenues	—	—	—	6,416.7	6,416.7	—	6,416.7
Costs and expenses:
Cost of sales	—	—	—	969.0	$969.0	—	969.0
Research and development	—	—	—	1,564.0	$1,564.0	—	1,564.0
Selling, general and administrative	24.9	—	—	1,816.2	$1,816.2	1.4	1,842.5
Amortization of acquired intangible assets	—	—	—	498.7	$498.7	—	498.7
Integration and acquisition costs	—	—	—	39.8	$39.8	—	39.8
Reorganization costs	—	—	—	97.9	$97.9	—	97.9
Gain on sale of product rights	—	—	—	(14.7)	$(14.7)	—	(14.7)
Total operating expenses, net	24.9	—	—	4,970.9	4,970.9	1.4	4,997.2

Operating (loss) / income from continuing operations	(24.9)	—	—	1,445.8	1,445.8	(1.4)	1,419.5

Interest (expense) / income, net	(63.6)	(1.7)	—	27.9	$26.2	—	(37.4)
Other income / (expense), net	0.9	—	—	2.8	$2.8	—	3.7
Total other (expense) / income, net	(62.7)	(1.7)	—	30.7	29.0	—	(33.7)

(Loss) / income from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	(87.6)	(1.7)	—	1,476.5	1,474.8	(1.4)	1,385.8
Income taxes	2.9	—	—	(49.0)	(49.0)	—	(46.1)
Equity in income / (losses) of equity method investees, net of taxes	1,388.1	—	—	(2.2)	(2.2)	(1,388.1)	(2.2)
Income / (loss) from continuing operations, net of taxes	1,303.4	(1.7)	—	1,425.3	1,423.6	(1,389.5)	1,337.5
Loss from discontinued operations, net of taxes	—	—	—	(34.1)	(34.1)	—	(34.1)
Net income / (loss)	1,303.4	(1.7)	—	1,391.2	1,389.5	(1,389.5)	1,303.4
Comprehensive income/(loss)	$1,151.1	$(1.7)	$—	$1,238.9	$1,237.2	$(1,237.2)	$1,151.1

	Condensed Consolidating Statements of Operations
(For the year ended December 31, 2014) (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$5,830.4	$5,830.4	$—	$5,830.4
Royalties and other revenues	—	—	—	191.7	191.7	—	191.7
Total revenues	—	—	—	6,022.1	6,022.1	—	6,022.1
Costs and expenses:
Cost of sales	—	—	—	979.3	979.3	—	979.3
Research and development	—	—	—	1,067.5	1,067.5	—	1,067.5
Selling, general and administrative	109.4	—	—	1,671.2	1,671.2	1.4	1,782.0
Amortization of acquired intangible assets	—	—	—	243.8	243.8	—	243.8
Integration and acquisition costs	—	—	—	158.8	158.8	—	158.8
Reorganization costs	—	—	—	180.9	180.9	—	180.9
Gain on sale of product rights	—	—	—	(88.2)	(88.2)	—	(88.2)
Total operating expenses, net	109.4	—	—	4,213.3	4,213.3	1.4	4,324.1

Operating (loss) / income from continuing operations	(109.4)	—	—	1,808.8	1,808.8	(1.4)	1,698.0

Interest (expense) / income, net	(42.8)	—	—	36.7	36.7	—	(6.1)
Other income, net	0.3	—	—	8.6	8.6	—	8.9
Receipt of break fee	1,635.4	—	—	—	—	—	1,635.4
Total other income, net	1,592.9	—	—	45.3	45.3	—	1,638.2

Income / (loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	1,483.5	—	—	1,854.1	1,854.1	(1.4)	3,336.2
Income taxes	2.2	—	—	(58.3)	(58.3)	—	(56.1)
Equity in income / (losses) of equity method investees, net of taxes	1,919.8	—	—	2.7	2.7	(1,919.8)	2.7
Income / (loss) from continuing operations, net of taxes	3,405.5	—	—	1,798.5	1,798.5	(1,921.2)	3,282.8
Income from discontinued operations, net of taxes	—	—	—	122.7	122.7	—	122.7
Net income / (loss)	3,405.5	—	—	1,921.2	1,921.2	(1,921.2)	3,405.5
Comprehensive income / (loss)	$3,263.8	$—	$—	$1,779.5	$1,779.5	$(1,779.5)	$3,263.8

	Condensed Consolidating Statement of Cash Flows
(For the year ended December 31, 2016) (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) / provided by operating activities	$(136.9)	$232.8	$(51.0)	$2,614.0	$2,846.8	$—	$2,658.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(2,890.0)	(18,228.8)	(480.7)	(4,707.3)	(22,936.1)	26,306.8	—
Movements in restricted cash	—	—	—	62.8	62.8	—	62.8
Purchases of subsidiary undertakings and businesses, net of cash acquired	—	—	—	(17,476.2)	(17,476.2)	—	(17,476.2)
Purchases of non-current investments and PP&E	—	—	(11.1)	(637.6)	(637.6)	—	(648.7)
Proceeds received on sale of product rights	—	—	—	10.9	10.9	—	10.9
Proceeds from disposal of non-current investments and PP&E	—	—	—	0.9	0.9	—	0.9
Other, net	—	—	—	(41.9)	(41.9)	—	(41.9)
Net cash (used in) / provided by investing activities	(2,890.0)	(18,228.8)	(491.8)	(22,788.4)	(41,017.2)	26,306.8	(18,092.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,355.0	30,079.9	—	8.5	30,088.4	—	32,443.4
Repayment of revolving line of credit, long term and short term borrowings	(3,405.0)	(13,009.2)	—	9.9	(12,999.3)	—	(16,404.3)
Proceeds from intercompany borrowings	4,077.8	1,097.6	521.9	20,609.5	21,707.1	(26,306.8)	—
Payment of dividend	(20.7)	—	—	(150.6)	(150.6)	—	(171.3)
Debt issuance costs	—	(172.3)	—	—	(172.3)	—	(172.3)
Contingent consideration payments	—	—	—	(8.0)	(8.0)	—	(8.0)
Proceeds from exercise of options	19.8	—	92.7	16.5	16.5	—	129.0
Other, net	—	—	(30.1)	39.4	39.4	—	9.3
Net cash provided by / (used in) financing activities	3,026.9	17,996.0	584.5	20,525.2	38,521.2	(26,306.8)	15,825.8
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	0.8	0.8	—	0.8
Net increase in cash and cash equivalents	—	—	41.7	351.6	351.6	—	393.3
Cash and cash equivalents at beginning of period	—	—	—	135.5	135.5	—	135.5
Cash and cash equivalents at end of period	$—	$—	$41.7	$487.1	$487.1	$—	$528.8

	Condensed Consolidating Statement of Cash Flows
(For the year ended December 31, 2015) (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) / provided by operating activities	$(133.5)	$—	$—	$2,470.5	$2,470.5	$—	$2,337.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(3,570.0)	—	—	(3,048.2)	(3,048.2)	6,618.2	—
Movements in restricted cash	—	—	—	(32.0)	(32.0)	—	(32.0)
Purchases of subsidiary undertakings and businesses, net of cash acquired	—	—	—	(5,553.4)	(5,553.4)	—	(5,553.4)
Purchases of non-current investments and PP&E	—	—	—	(124.2)	(124.2)	—	(124.2)
Proceeds from short-term investments	—	—	—	67.0	67.0	—	67.0
Proceeds received on sale of product rights	—	—	—	17.5	17.5	—	17.5
Proceeds from disposal of non-current investments and PP&E	—	—	—	18.7	18.7	—	18.7
Other, net	—	—	—	(13.5)	(13.5)	—	(13.5)
Net cash provided by / (used in) investing activities	(3,570.0)	—	—	(8,668.1)	(8,668.1)	6,618.2	(5,619.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,760.0	—	—	0.8	0.8	—	3,760.8
Repayment of revolving line of credit, long term and short term borrowings	(3,110.0)	—	—	(0.9)	(0.9)	—	(3,110.9)
Proceeds from intercompany borrowings	3,048.2	—	—	3,570.0	3,570.0	(6,618.2)	—
Payment of dividend	(6.8)	—	—	(127.6)	(127.6)	—	(134.4)
Debt issuance costs	(4.5)	—	—	(19.6)	(19.6)	—	(24.1)
Contingent consideration payments	—	—	—	(101.2)	(101.2)	—	(101.2)
Proceeds from exercise of options	16.6	—	—	—	—	—	16.6
Other, net	—	—	—	32.2	32.2	—	32.2
Net cash provided by / (used in) financing activities	3,703.5	—	—	3,353.7	3,353.7	(6,618.2)	439.0
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(3.0)	(3.0)	—	(3.0)
Net decrease in cash and cash equivalents	—	—	—	(2,846.9)	(2,846.9)	—	(2,846.9)
Cash and cash equivalents at beginning of period	—	—	—	2,982.4	2,982.4	—	2,982.4
Cash and cash equivalents at end of period	$—	$—	$—	$135.5	$135.5	$—	$135.5

	Condensed Consolidating Statement of Cash Flows
(For the year ended December 31, 2014) (In millions)	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by / (used in) operating activities	$1,512.6	$—	$—	$2,715.8	$2,715.8	$—	$4,228.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(1,900.0)	—	—	458.3	458.3	1,441.7	—
Movements in restricted cash	—	—	—	(32.6)	(32.6)	—	(32.6)
Purchases of subsidiary undertakings and businesses, net of cash acquired	—	—	—	(4,104.4)	(4,104.4)	—	(4,104.4)
Purchases of non-current investments and PP&E	—	—	—	(100.1)	(100.1)	—	(100.1)
Proceeds from short-term investments	—	—	—	57.8	57.8	—	57.8
Proceeds received on sale of product rights	—	—	—	127.0	127.0	—	127.0
Proceeds from disposal of non-current investments and PP&E	—	—	—	21.5	21.5	—	21.5
Other, net	—	—	—	0.2	0.2	—	0.2
Net cash provided by (used in) investing activities	(1,900.0)	—	—	(3,572.3)	(3,572.3)	1,441.7	(4,030.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,310.0	—	—	0.8	0.8	—	2,310.8
Repayment of revolving line of credit, long term and short term borrowings	(1,460.0)	—	—	(1.8)	(1.8)	—	(1,461.8)
Repayment of debt acquired through business combinations	—	—	—	(551.5)	(551.5)	—	(551.5)
Proceeds from ViroPharma call options	—	—	—	346.7	346.7	—	346.7
Proceeds from intercompany borrowings	(458.3)	—	—	1,900.0	1,900.0	(1,441.7)	—
Payment of dividend	(8.9)	—	—	(112.3)	(112.3)	—	(121.2)
Debt issuance costs	(10.6)	—	—	0.4	0.4	—	(10.2)
Contingent consideration payments	—	—	—	(15.2)	(15.2)	—	(15.2)
Proceeds from exercise of options	15.2	—	—	2.2	2.2	—	17.4
Other, net	—	—	—	39.5	39.5	—	39.5
Net cash provided by / (used in) financing activities	387.4	—	—	1,608.8	1,608.8	(1,441.7)	554.5
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(9.3)	(9.3)	—	(9.3)
Net increase in cash and cash equivalents	—	—	—	743.0	743.0	—	743.0
Cash and cash equivalents at beginning of period	—	—	—	2,239.4	2,239.4	—	2,239.4
Cash and cash equivalents at end of period	$—	$—	$—	$2,982.4	$2,982.4	$—	$2,982.4

Quarterly results of operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2016 and 2015:

2016	Q1	Q2	Q3	Q4
(In millions, except per share data)
Total revenues	$1,709.3	$2,429.1	$3,452.1	$3,806.1
Cost of product sales	248.6	778.1	1,736.2	1,053.6
Income from continuing operations, net of taxes	409.5	86.6	(368.5)	475.9
Loss from discontinued operations, net of taxes	9.5	(248.7)	(18.3)	(18.6)
Net income	419.0	(162.1)	(386.8)	457.3
Earnings per ordinary share - basic
Earnings from continuing operations	$0.69	$0.12	$(0.41)	$0.53
Loss from discontinued operations	0.02	(0.36)	(0.02)	(0.02)
Earnings per share - basic	$0.71	$(0.24)	$(0.43)	$0.51
Earnings per ordinary share - diluted
Earnings from continuing operations	$0.69	$0.12	$(0.41)	$0.52
Loss from discontinued operations	0.02	(0.36)	(0.02)	(0.02)
Earnings per share - diluted	$0.71	$(0.24)	$(0.43)	$0.50

2015	Q1	Q2	Q3	Q4
(In millions,except per share data)
Total revenues	$1,488.4	$1,557.6	$1,655.0	$1,715.7
Cost of product sales	227.8	228.0	262.7	250.5
Income from continuing operations, net of taxes	412.9	164.1	477.1	283.4
(Loss)/gain from discontinued operations, net of taxes	(2.5)	(4.5)	(24.3)	(2.8)
Net income	410.4	159.6	452.8	280.6
Earnings per ordinary share - basic
Earnings from continuing operations	$0.70	$0.28	$0.81	$0.48
(Loss)/gain from discontinued operations	—	(0.01)	(0.04)	(0.01)
Earnings per share - basic	$0.70	$0.27	$0.77	$0.47
Earnings per ordinary share - diluted
Earnings from continuing operations	$0.70	$0.28	$0.80	$0.48
(Loss)/gain from discontinued operations	—	(0.01)	(0.04)	(0.01)
Earnings per share - diluted	$0.70	$0.27	$0.76	$0.47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equiniti Trust (Jersey) Limited, Trustee of the Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc
St Helier, Jersey

We have audited the accompanying balance sheets of the Shire Income Access Share Trust (the “Trust”) as of December 31, 2016 and 2015, and the related statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Shire Income Access Share Trust as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

London, United Kingdom
February 22, 2017

SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

(In millions)	Notes	December 31, 2016	December 31, 2015
ASSETS
Total assets	1	$—	$—
LIABILITIES AND EQUITY
Total liabilities	1	—	—
Equity:
Total equity	1	—	—
Total liabilities and equity	1	$—	$—

The notes on page F-96 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF OPERATIONS

		Years ended December 31,
(In millions)	Notes	2016	2015	2014
Dividend income		$150.6	$127.7	$112.8
Net income		$150.6	$127.7	$112.8

The notes on page F-96 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

(In millions)	Capital account	Revenue account	Total equity
As of December 31, 2013	$—	$—	$—
Net income for the year	—	112.8	112.8
Distributions made	—	(112.8)	(112.8)
As of December 31, 2014	—	—	—
Net income for the year	—	127.7	127.7
Distributions made	—	(127.7)	(127.7)
As of December 31, 2015	—	—	—
Net income for the year	—	150.6	150.6
Distributions made	—	(150.6)	(150.6)
As of December 31, 2016	$—	$—	$—

The notes on page F-96 are an integral part of these financial statements.

SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASHFLOWS

		Years ended December 31,
(In millions)	Notes	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	1
Net income		$150.6	$127.7	$112.8
Net cash provided from operating activities		150.6	127.7	112.8
CASH FLOWS FROM INVESTING ACTIVITIES:	1
Net cash provided by investing activities	1	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:	1
Distributions made		(150.6)	(127.7)	(112.8)
Net cash used in financing activities		(150.6)	(127.7)	(112.8)
Net increase in cash and cash equivalents	1	—	—	—
Cash and cash equivalents at beginning of period	1	—	—	—
Cash and cash equivalents at end of period	1	$—	$—	$—

The notes on page F-96 are an integral part of these financial statements.

NOTES TO THE SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

1.	Description of the Trust

The Shire Income Access Share Trust (the “Trust”) was established on August 29, 2008 by Shire Biopharmaceuticals Holdings (formerly Shire plc). The Trust is governed by the applicable laws of England and Wales and is resident in Jersey. The Trustee of the Trust is Equiniti Trust (Jersey) Limited, 26 New Street, St Helier, Jersey, JE4 3RA.

The Trust was established as part of the Income Access Share mechanism, as outlined in Note 26, Shareholders' Equity.

2.	Basis of Preparation

The financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements have been prepared under the historical cost convention.

The preparation of financial statements in conformity with U.S. GAAP requires the use of certain accounting estimates. It also requires management to exercise its judgment in the process of applying the Trust’s accounting policies. Actual results may differ from these estimates.

The results of operations, the financial position and cash flows of the Trust are consolidated in the Company’s Financial Statements, as contained on pages F-1 to F-90.

3.	Summary of Significant Accounting Policies

Functional currency

The functional currency of the Trust is U.S. dollars.

Foreign currency translation

Income and expense items denominated in currencies other than the functional currency are translated into the functional currency at the rate ruling on their transaction date. Monetary assets and liabilities recorded in currencies other than the functional currency have been expressed in the functional currency at the rates of exchange ruling at the respective balance sheet dates. Differences on translation are included in the Consolidated Statements of Operations.

Dividend income

Interim dividends declared on the Income Access Share are recognized on a paid basis unless the dividend has been confirmed by a general meeting of Shire, in which case income is recognized on the record date of the dividend by Shire on its ordinary shares.

4.	Capital account

The Capital account is represented by the Income Access Share of 5 pence settled in the Trust by Old Shire.

5.	Distributions

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. As of December 31, 2016 the unclaimed dividends are immaterial. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by checks. To the extent that checks expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

6.	Market and Similar Risks

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II - Valuation and Qualifying Accounts

Provision for sales rebates, returns and coupons	Beginning balance	Provision charged to income	Additions through acquisitions	Costs incurred/ utilization	Ending balance
(In millions)
2016:
Accrued rebates - Medicaid and HMOs	$982.4	$2,702.4	$185.8	$(2,439.3)	$1,431.3
Sales returns reserve	128.3	19.5	—	(29.4)	118.4
Accrued coupons	26.6	236.9	—	(192.2)	71.3
	$1,137.3	$2,958.8	$185.8	$(2,660.9)	$1,621.0

2015:
Accrued rebates - Medicaid and HMOs	$882.1	$2,128.0	$—	$(2,027.7)	$982.4
Sales returns reserve	131.7	19.4	—	(22.8)	128.3
Accrued coupons	20.1	140.5	—	(134.0)	26.6
	$1,033.9	$2,287.9	$—	$(2,184.5)	$1,137.3

2014:
Accrued rebates - Medicaid and HMOs	$806.5	$1,877.7	$—	$(1,802.1)	$882.1
Sales returns reserve	97.9	60.1	—	(26.3)	131.7
Accrued coupons	20.7	98.9	—	(99.5)	20.1
	$925.1	$2,036.7	$—	$(1,927.9)	$1,033.9

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

SHIRE PLC
(the “Registrant”)

Date: February 22, 2017

By: /s/ Dr. Flemming Ornskov
Dr. Flemming Ornskov, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan Kilsby
SUSAN KILSBY	Non-Executive Chairman	February 22, 2017

/s/ Dr. Flemming Ornskov
DR. FLEMMING ORNSKOV	Chief Executive Officer (Principal Executive Officer) and Executive Director	February 22, 2017

/s/ Jeffrey Poulton
JEFFREY POULTON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2017

/s/ William Burns
WILLIAM BURNS	Senior Independent Director	February 22, 2017

/s/ Dominic Blakemore
DOMINIC BLAKEMORE	Non-Executive Director	February 22, 2017

/s/ Olivier Bohuon
OLIVIER BOHUON	Non-Executive Director	February 22, 2017

/s/ Ian Clark
IAN CLARK	Non-Executive Director	February 22, 2017

/s/ Gail Fosler
GAIL FOSLER	Non-Executive Director	February 22, 2017

/s/ Dr. Steven Gillis
DR. STEVEN GILLIS	Non-Executive Director	February 22, 2017

/s/ Dr. David Ginsburg
DR. DAVID GINSBURG	Non-Executive Director	February 22, 2017

/s/ Sara Mathew
SARA MATHEW	Non-Executive Director	February 22, 2017

/s/ Anne Minto
ANNE MINTO	Non-Executive Director	February 22, 2017

/s/ Albert Stroucken
ALBERT STROUCKEN	Non-Executive Director	February 22, 2017