Form 10-Q
period 2017-03-31
Shire plc
filed 2017-05-02
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017

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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
As of April 21, 2017 the number of outstanding ordinary shares of the Registrant was 907,025,186.

SHIRE PLC

Form 10-Q for the Quarterly Period Ended March 31, 2017

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

a further list and description of risks, uncertainties and other matters can be found in Shire’s most recent Annual Report on Form 10-K and in Shire’s subsequent Quarterly Reports on Form 10-Q, in each case including those risks outlined in “ITEM 1A: Risk Factors”, and in subsequent reports on Form 8-K and other Securities and Exchange Commission filings, all of which are available on Shire’s website.

All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by this cautionary statement. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by applicable law, the Company does not undertake any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Trademarks

The Company owns or has rights to trademarks, service marks or trade names that are used in connection with the operation of its business. In addition, its names, logos and website names and addresses are owned by the Company or licensed by the Company. The Company also owns or has the rights to copyrights that protect the content of its solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and ™ symbols, but the Company will assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

This Quarterly Report on Form 10-Q may include trademarks, service marks or trade names of other companies. The Company's use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of the Company by, the trademark, service mark or trade name.

Part I: Financial Information
Item 1. Financial Statements

SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$369.0	$528.8
Restricted cash	34.1	25.6
Accounts receivable, net	2,579.5	2,616.5
Inventories	3,345.8	3,562.3
Prepaid expenses and other current assets	787.2	806.3
Total current assets	7,115.6	7,539.5
Investments	226.2	191.6
Property, plant and equipment, net	6,496.1	6,469.6
Goodwill	19,149.1	17,888.2
Intangible assets, net	32,834.1	34,697.5
Deferred tax asset	125.5	96.7
Other non-current assets	213.5	152.3
Total assets	$66,160.1	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,551.3	$4,312.4
Short term borrowings and capital leases	3,049.5	3,068.0
Other current liabilities	409.6	362.9
Total current liabilities	7,010.4	7,743.3
Long term borrowings and capital leases	19,495.9	19,899.8
Deferred tax liability	7,752.6	8,322.7
Other non-current liabilities	2,169.3	2,121.6
Total liabilities	36,428.2	38,087.4
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 914.1 shares issued and outstanding (2016: 1,500 shares authorized; and 912.2 shares issued and outstanding)	81.4	81.3
Additional paid-in capital	24,850.9	24,740.9
Treasury stock: 8.4 shares (2016: 9.1 shares)	(283.0)	(301.9)
Accumulated other comprehensive loss	(1,227.1)	(1,497.6)
Retained earnings	6,309.7	5,925.3
Total equity	29,731.9	28,948.0
Total liabilities and equity	$66,160.1	$67,035.4
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three months ended March 31,
	2017	2016
Revenues:
Product sales	$3,412.3	$1,627.3
Royalties and other revenues	160.0	82.0
Total revenues	3,572.3	1,709.3
Costs and expenses:
Cost of sales	1,327.0	248.6
Research and development	379.3	217.1
Selling, general and administrative	888.9	474.9
Amortization of acquired intangible assets	364.0	134.6
Integration and acquisition costs	116.0	91.1
Reorganization costs	5.5	3.3
Gain on sale of product rights	(5.5)	(4.2)
Total operating expenses	3,075.2	1,165.4

Operating income from continuing operations	497.1	543.9

Interest income	3.1	1.0
Interest expense	(142.3)	(44.7)
Other income/(expense), net	4.5	(8.5)
Total other expense, net	(134.7)	(52.2)

Income from continuing operations before income taxes and equity in losses of equity method investees	362.4	491.7
Income taxes	(6.8)	(82.1)
Equity in losses of equity method investees, net of taxes	(0.8)	(0.1)
Income from continuing operations, net of taxes	354.8	409.5
Gain from discontinued operations, net of taxes	20.2	9.5
Net income	$375.0	$419.0

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited, in millions, except per share amounts)

	Three months ended March 31,
	2017	2016
Earnings per Ordinary Share – basic
Earnings from continuing operations	$0.39	$0.69
Earnings from discontinued operations	0.02	0.02
Earnings per Ordinary Share – basic	$0.41	$0.71

Earnings per Ordinary Share – diluted
Earnings from continuing operations	$0.39	$0.69
Earnings from discontinued operations	0.02	0.02
Earnings per Ordinary Share – diluted	$0.41	$0.71

Weighted average number of shares:
Basic	904.1	591.7
Diluted	911.8	593.3
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended March 31,
	2017	2016
Net income	$375.0	$419.0
Other comprehensive income:
Foreign currency translation adjustments	265.5	24.7
Pension and other employee benefits (net of tax benefit of $0.4 and $nil)	7.4	—
Unrealized gain/(loss) on available-for-sale securities (net of tax expense of $2.2 and $nil)	2.1	(0.3)
Hedging activities (net of tax benefit of $2.7 and $nil)	(4.5)	—
Comprehensive income	$645.5	$443.4

The components of Accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,239.9)	$(1,505.4)
Pension and other employee benefits, net of taxes	2.2	(5.2)
Unrealized holding gain on available-for-sale securities, net of taxes	8.7	6.6
Hedging activities, net of taxes	1.9	6.4
Accumulated other comprehensive loss	$(1,227.1)	$(1,497.6)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Retained earnings	Total equity
As of January 1, 2017	912.2	$81.3	$24,740.9	$(301.9)	$(1,497.6)	$5,925.3	$28,948.0
Net income	—	—	—	—	—	375.0	375.0
Other comprehensive income net of tax	—	—	—	—	270.5	—	270.5
Shares issued under employee benefit plans and other	1.9	0.1	46.6	—	—	—	46.7
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	10.7	—	—	28.3	39.0
Share-based compensation	—	—	52.7	—	—	—	52.7
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	18.9	—	(18.9)	—
As of March 31, 2017	914.1	$81.4	$24,850.9	$(283.0)	$(1,227.1)	$6,309.7	$29,731.9
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$375.0	$419.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486.9	168.9
Share based compensation	52.7	18.3
Amortization of deferred financing fees	3.2	20.0
Expense related to the unwind of inventory fair value adjustments	480.4	12.8
Change in deferred taxes	(135.5)	(10.1)
Change in fair value of contingent consideration	(3.5)	11.4
Other, net	26.8	(14.5)
Changes in operating assets and liabilities:
Increase in accounts receivable	(35.3)	(100.9)
Increase in sales deduction accrual	17.5	73.6
Increase in inventory	(151.8)	(32.2)
Decrease/(increase) in prepayments and other assets	14.2	(22.2)
Decrease in accounts payable and other liabilities	(671.5)	(154.6)
Net cash provided by operating activities	459.1	389.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of PP&E and non-current investments	(212.5)	(51.6)
Purchases of businesses, net of cash acquired	—	(5,692.8)
Movements in restricted cash	(8.5)	64.8
Other, net	1.2	5.5
Net cash used in investing activities	(219.8)	(5,674.1)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in millions)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	1,401.9	6,305.0
Repayment of revolving line of credit, long term and short term borrowings	(1,825.7)	(995.1)
Debt issuance costs	—	(93.8)
Proceeds from exercise of options	22.1	0.1
Other, net	(0.1)	0.9
Net cash (used in)/provided by financing activities	(401.8)	5,217.1
Effect of foreign exchange rate changes on cash and cash equivalents	2.7	1.0
Net decrease in cash and cash equivalents	(159.8)	(66.5)
Cash and cash equivalents at beginning of period	$528.8	$135.5
Cash and cash equivalents at end of period	$369.0	$69.0

Supplemental information:
	Three months ended March 31,
	2017	2016
Interest paid	108.2	13.9
Income taxes paid, net	23.1	89.6

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

The Consolidated Balance Sheet as of December 31, 2016 was derived from the audited Consolidated Financial Statements as of that date.

These interim Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 22, 2017.

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

On June 3, 2016, the Company completed its acquisition of Baxalta for $32.4 billion, representing the preliminary fair value of purchase consideration. The Company’s Unaudited Consolidated Financial Statements include the results of Baxalta from the date of acquisition. For further details regarding the acquisition, refer to Note 2, Business Combinations, of these Unaudited Consolidated Financial Statements.

During the second quarter of 2016, due to the Baxalta acquisition, the Company concluded that it was appropriate to reclassify the Amortization of acquired intangibles from Selling, general and administrative on the Unaudited Consolidated Statements of Operations.  Accordingly, the Company reclassified the Amortization of acquired intangibles from Selling, general and administrative in the comparative period to conform to the current classification.

Use of Estimates

The preparation of Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates, judgments and assumptions that affect the reported and disclosed amounts of assets, liabilities and equity at the date of the Unaudited Consolidated Financial Statements and reported amounts of revenues and expenses during the period. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

Adopted during the current period

Inventory

In July 2015, the FASB issued new guidance which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard as of January 1, 2017, which did not impact the Company's financial position or results of operations.

Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows and allows a one-time accounting policy election to account for forfeitures as they occur. The new standard is effective starting January 1, 2017.

The Company adopted ASU 2016-09 in the first quarter of 2017. Before adoption, excess tax benefits or deficiencies from the Company's equity awards were recorded as Additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company recorded any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which vesting or settlement occurs.

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against Income taxes rather than Additional paid-in capital of $11.5 million for the three months ended March 31, 2017.

As a result of the adoption, the Company recorded an adjustment to Retained earnings of $39.0 million to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to Additional paid-in capital.

Excess tax benefits for share-based payments are now included in Net cash provided by operating activities rather than Net cash provided by financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted.

Upon adoption of ASU 2016-09, the Company elected to account for forfeitures in relation to service conditions as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to Retained earnings of $10.7 million as of January 1, 2017.

Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides guidance to determine when an integrated set of assets and activities is not a business. The Company adopted this standard prospectively on January 1, 2017.

To be adopted in future periods

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This standard will be effective for the Company as of January 1, 2020, with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard also requires additional qualitative and quantitative disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

The FASB has subsequently issued five additional ASUs amending the guidance in Topic 606, each with the same effective date and transition date of January 1, 2018. This amended guidance has been considered in the Company’s overall assessment of the new standard.

Shire will adopt this standard on the effective date of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance. The Company has identified two primary revenue streams from contracts with customers as part of its initial assessment: 1) product sales and 2) licensing arrangements. Shire is in the process of evaluating these contracts and is not yet able to estimate the anticipated impact to the Company’s financial statements from the application of the new standard.

Financial Instrument Accounting

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. This standard will be effective for the Company as of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new accounting guidance will require the recognition of all lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This standard will be effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, and aims to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The guidance requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This standard will be effective for the Company as of January 1, 2018. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Statements of Cash Flows.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory. This standard removes the current exception in U.S. GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. This standard will be effective for the Company as of January 1, 2018, with the early adoption permitted. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.

Retirement Benefits Income Statement Presentation

In March 2017, the FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The standard also requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.

This standard will be effective for the Company as of January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

2.    Business Combinations

Acquisition of Baxalta

On June 3, 2016, Shire acquired all of the outstanding common stock of Baxalta for $18.00 per share in cash and 0.1482 Shire American Depository Shares (“ADSs”) per Baxalta share, or if a former Baxalta shareholder properly elected, 0.4446 Shire ordinary shares per Baxalta share.

Baxalta was a global biopharmaceutical company that focused on developing, manufacturing and commercializing therapies for orphan diseases and underserved conditions in hematology, immunology and oncology.

The preliminary fair value of the purchase price consideration consisted of the following:

(In millions)	Estimated fair value
Cash paid to shareholders	$12,366.7
Fair value of stock issued to shareholders	19,353.2
Fair value of partially vested stock options and RSUs assumed	508.8
Contingent consideration payable	165.0
Total Purchase Consideration	$32,393.7

The acquisition of Baxalta was accounted for as a business combination using the acquisition method of accounting. Shire issued 305.2 million shares to former Baxalta shareholders at the date of the acquisition. For a more detailed description of the fair value of the partially vested stock options and RSUs assumed, refer to Note 27, Share-based Compensation Plans, of Shire's 2016 Form 10-K.

The assets acquired and the liabilities assumed from Baxalta have been recorded at their preliminary fair value as of June 3, 2016, the date of acquisition. The Company’s Unaudited Consolidated Financial Statements included the results of Baxalta from the date of acquisition.

The Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments, is outlined below.

(In millions)	Preliminary value as of acquisition date (as previously reported as of December 31, 2016)	Measurement period adjustments	Preliminary values as of March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$583.2	$—	$583.2
Accounts receivable	1,069.7	(95.0)	974.7
Inventories	3,893.4	97.8	3,991.2
Other current assets	576.0	—	576.0
Total current assets	6,122.3	2.8	6,125.1
Property, plant and equipment	5,452.7	(38.0)	5,414.7
Investments	128.2	—	128.2
Goodwill	11,422.4	1,213.8	12,636.2
Intangible assets
Currently marketed products	21,995.0	(1,105.0)	20,890.0
In-Process Research and Development ("IPR&D")	730.0	(580.0)	150.0
Contract based arrangements	42.2	—	42.2
Other non-current assets	155.0	62.4	217.4
Total assets	$46,047.8	$(444.0)	$45,603.8
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,321.9	$(15.5)	$1,306.4
Other current liabilities	354.4	7.5	361.9
Long-term borrowings	5,424.9	—	5,424.9
Deferred tax liability	5,445.3	(432.0)	5,013.3
Other non-current liabilities	1,103.6	—	1,103.6
Total liabilities	$13,650.1	$(440.0)	$13,210.1

Preliminary fair value of identifiable assets acquired and liabilities assumed	$32,397.7	$(4.0)	$32,393.7

Consideration
Preliminary fair value of purchase consideration	$32,397.7	$(4.0)	$32,393.7

The measurement period adjustments for Intangible assets reflect changes in the estimated fair value of currently marketed products and IPR&D. Changes are mainly related to finalizing the unit of account judgments and other changes in estimates including Cost of sales allocation. The measurement period adjustments for Inventory primarily reflect refinements in the estimated selling price of inventory. The changes in the estimated fair values are primarily to more accurately reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
As a result of measurement period adjustments related to the change in fair value of currently marketed products and inventory, a charge of $95.6 million was recognized in Cost of sales and a benefit of $27.8 million was recognized in Amortization of acquired intangible assets, respectively, in the Company's Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017. These adjustments would have been recorded during the year ended December 31, 2016 if these adjustments had been recognized as of the acquisition date.

The Company is currently completing its evaluation of information, assumptions and valuation methodologies it used in its preliminary fair value of the purchase price consideration. The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. As of March 31, 2017, certain items related to the measurement of PP&E, Inventory, Intangible assets and current and deferred taxes have not been finalized and may be subject to change as additional information is received and certain tax returns are finalized. The finalization of these matters and any additional information received that existed as of acquisition date may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

Intangible assets

The preliminary fair value of the identifiable intangible assets has been estimated using an income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the incremental after tax cash flows an asset would generate over its remaining useful life. The preliminary useful lives for currently marketed products were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows.

Currently marketed products totaling $20,890.0 million relate to intellectual property (“IP”) rights acquired for Baxalta’s currently marketed products. The estimated useful life of the intangible assets related to currently marketed products range from 6 to 23 years (weighted average 21 years), with amortization being recorded on a straight-line basis.

IPR&D intangible assets totaling $150.0 million represent the value assigned to research and development ("R&D") projects acquired. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life.

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

Goodwill

Goodwill of $12,636.2 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of Baxalta with Shire, intangible assets that do not qualify for separate recognition at the time of the acquisition, the value of the assembled workforce, and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis.

Contingent consideration

The Company acquired certain contingent obligations classified as contingent consideration related to Baxalta’s historical business combinations. Additional consideration is conditionally due upon the achievement of certain milestones related to the development, regulatory, first commercial sale and other sales milestones, which could total up to approximately $1.5 billion. The Company may also pay royalties based on certain product sales. The Company estimated the preliminary fair value of the assumed contingent consideration to be $165.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

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

The fair value adjustment related to inventory is expensed based on the expected product-specific inventory utilization, which is reviewed on a periodic basis and is recorded within Cost of sales in the Company's Unaudited Consolidated Statements of Operations.

Retirement plans

The Company assumed pension plans as part of the acquisition of Baxalta, including defined benefit and post-retirement benefit plans in the United States and foreign jurisdictions which had a net liability balance of $610.4 million. As of June 3, 2016, the Baxalta defined benefit pension plans had assets with a fair value of $358.5 million.

Integration and acquisition costs

In the three months ended March 31, 2017, the Company expensed $118.5 million relating to the acquisition and integration of Baxalta, which have been recorded within Integration and acquisition costs in the Company’s Unaudited Consolidated Statements of Operations.

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

Three months ended March 31,
(In millions, except per share amounts)	2016
Revenues	$3,257.3
Net (loss)/income from continuing operations	305.1
Per share amounts:
Net (loss)/income from continuing operations per share - basic	$0.52
Net (loss)/income from continuing operations per share - diluted	$0.51

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the three months ended March 31, 2016 by $39.5 million to eliminate integration and acquisition related costs incurred by Shire and Baxalta;

(ii)	an adjustment to decrease net income for the three months ended March 31, 2016 by $46.9 million to reflect the expense related to the unwind of inventory fair value adjustments as inventory is sold;

(iii)	an adjustment to increase amortization expense for the three months ended March 31, 2016 by $181.8 million related to the identifiable intangible assets acquired; and

(iv)
an adjustment to decrease net income for the three months ended March 31, 2016 by $60.3 million primarily related to the additional interest expense associated with the debt incurred to partially fund the acquisition of Baxalta and the amortization of related deferred debt issuance costs.

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

The acquisition of Dyax was accounted for as a business combination using the acquisition method. The acquisition-date fair value consideration was $6,330.0 million, comprising cash paid on closing of $5,934.0 million and the fair value of the contingent value right of $396.0 million (maximum payable $646.0 million). The assets acquired and the liabilities assumed from Dyax have been recorded at their fair value as of January 22, 2016, the date of acquisition. The Company’s Unaudited Consolidated Financial Statements include the results of Dyax as of January 22, 2016.

The purchase price allocation for the acquisition of Dyax was finalized in the first quarter of 2017. There were no adjustments made to the fair values during the period three months ended March 31, 2017. The allocation of the total purchase price is outlined below.

(In millions)	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$241.2
Accounts receivable	22.5
Inventories	20.2
Other current assets	8.1
Total current assets	292.0
Property, plant and equipment	5.8
Goodwill	2,702.1
Intangible assets
Currently marketed projects	135.0
IPR&D	4,100.0
Contract based royalty arrangements	425.0
Other non-current assets	28.6
Total assets	$7,688.5
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30.0
Other current liabilities	1.7
Deferred tax liability	1,325.4
Other non-current liabilities	1.4
Total liabilities	1,358.5

Fair value of identifiable assets acquired and liabilities assumed	$6,330.0

Consideration
Fair value of purchase consideration	$6,330.0

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

Integration and acquisition costs

In the three months ended March 31, 2017, the Company had immaterial Integration and acquisition costs in relation to Dyax in the Company’s Unaudited Consolidated Statements of Operations.

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

Three months ended March 31,
(In millions, except per share amounts)	2016
Revenues	$1,715.2
Net income from continuing operations	401.6
Per share amounts:
Net income from continuing operations per share - basic	$0.68
Net income from continuing operations per share - diluted	$0.68

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the three months ended March 31, 2016 by $99.2 million to eliminate acquisition related costs incurred by Shire and Dyax and

(ii)	an adjustment to increase amortization expense for the three months ended March 31, 2016 by $1.3 million related to the identifiable intangible assets acquired.

The adjustments above are stated net of their tax effects, where applicable.

3.    Integration and Acquisition Costs

For the three months ended March 31, 2017, Shire recorded Integration and acquisition costs of $116.0 million primarily due to the acquisition and integration of Baxalta. These costs include $36.9 million of employee severance and acceleration of stock compensation, $35.2 million of third-party professional fees and $24.5 million of expenses associated with facility consolidations. The Company expects the majority of those expenses, except for certain costs related to facility consolidations, to be paid within the next 12 months.

As part of the Company’s activities to integrate Baxalta, it terminated certain employees and announced plans to close certain offices, which includes lease termination costs. The integration of Baxalta is estimated to be completed by mid to late 2019 and the Company is continuing to evaluate the total costs expected to be incurred.

The following table summarizes the type and amount of integration costs recorded as of March 31, 2017:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1,	$74.0	$—	$74.0
Amount charged to integration costs	23.2	24.5	47.7
Paid/utilized	(30.9)	(2.4)	(33.3)
As of March 31,	$66.3	$22.1	$88.4

For the three months ended March 31, 2016, Shire recorded integration and acquisition costs of $91.1 million primarily related to the acquisition and integration of Dyax and the proposed acquisition of Baxalta. These costs primarily consist of $58.5 million acquisition costs including legal, investment banking and other transaction-related fees, as well as $11.0 million of employee severance and acceleration of stock compensation, $10.0 million of third-party professional fees and an $11.4 million change in fair value of contingent consideration. The Company did not have any reserve related to employee termination for the three months ended March 31, 2016.

4.    Results of Discontinued Operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Company’s Unaudited Consolidated Statements of Operations for all periods presented.

For the three months ended March 31, 2017, the Company recorded a gain of $20.2 million (net of tax expense of $11.6 million) primarily related to the release of escrow to Shire and legal contingencies related to the divested DERMAGRAFT business.

In January 2017, Shire entered into a final settlement agreement with the Department of Justice ("DOJ") in the amount of $350.0 million, plus interest which was accrued in 2016. Shire paid $345.5 million of the settlement amount during three months ended March 31, 2017 and anticipates the remaining payment will be made in the second quarter of 2017.

After the civil settlement with the DOJ had been finalized, Shire and ABH’s equity holders entered into a settlement agreement and ABH’s equity holders released the $37.5 million escrow to Shire. Shire released the claims against ABH equity holders upon receiving the entire amount held in escrow.

For a more detailed description of the DERMAGRAFT legal proceedings, refer to Note 25, Legal and Other Proceedings, of Shire's 2016 Form 10-K.

For the three months ended March 31, 2016, the Company recorded a gain of $9.5 million (net of tax expense of $5.5 million) related to costs associated with the divestment.

5.    Accounts Receivable, Net

Accounts receivable as of March 31, 2017 of $2,579.5 million (December 31, 2016: $2,616.5 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $160.3 million (December 31, 2016: $169.6 million).

Reserve for discounts and doubtful accounts:

(In millions)	2017	2016
As of January 1,	$169.6	$55.8
Provision charged to operations	295.2	149.4
Payments/credits	(304.5)	(123.3)
As of March 31,	$160.3	$81.9

As of March 31, 2017, accounts receivable included $89.4 million (December 31, 2016: $102.2 million) related to royalty receivable.

6.    Inventories

Inventories are stated at the lower of cost and net realizable value. Inventories comprise:

(In millions)	March 31, 2017	December 31, 2016
Finished goods	$1,093.0	$1,380.0
Work-in-progress	1,541.7	1,491.0
Raw materials	711.1	691.3
	$3,345.8	$3,562.3

For a more detailed description of inventories acquired, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

7.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	March 31, 2017	December 31, 2016
Land	$339.2	$337.9
Buildings and leasehold improvements	1,943.0	1,915.4
Machinery, equipment and other	2,642.6	2,547.2
Assets under construction	2,642.8	2,632.5
Total property, plant and equipment at cost	7,567.6	7,433.0
Less: Accumulated depreciation	(1,071.5)	(963.4)
Property, plant and equipment, net	$6,496.1	$6,469.6

Depreciation expense for the three months ended March 31, 2017 was $122.9 million and for the three months ended March 31, 2016 was $34.3 million.

8.    Intangible Assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
March 31, 2017
Gross acquired intangible assets	$30,337.5	$5,127.2	$842.2	$36,306.9
Accumulated amortization	(3,242.8)	—	(230.0)	(3,472.8)
Intangible assets, net	$27,094.7	$5,127.2	$612.2	$32,834.1

December 31, 2016
Gross acquired intangible assets	$31,217.5	$5,746.6	$842.2	$37,806.3
Accumulated amortization	(2,908.6)	—	(200.2)	(3,108.8)
Intangible assets, net	$28,308.9	$5,746.6	$642.0	$34,697.5

Intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax and NPS.

The change in the net book value of intangible assets for the three months ended March 31, 2017 and 2016 is shown in the table below:

(In millions)	2017	2016
As of January 1,	$34,697.5	$9,173.3
Acquisitions	(1,685.0)	4,660.9
Amortization charged	(364.0)	(134.6)
Foreign currency translation	185.6	16.0
As of March 31,	$32,834.1	$13,715.6

The decrease in Intangible assets during the three months ended March 31, 2017 relates to the measurement period adjustments of the acquisition of Baxalta. For a more detailed description of measurement period adjustments, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

In connection with the acquisition of Baxalta, the Company acquired IP rights related to currently marketed products of $20,890.0 million, IPR&D assets of $150.0 million and other contract rights of $42.2 million. For a more detailed description of this acquisition, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

In connection with the acquisition of Dyax on January 22, 2016, the Company acquired IP rights related to currently marketed products of $135.0 million, IPR&D assets of $4,100.0 million and royalty rights of $425.0 million. For a more detailed description of this acquisition, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

The Company reviews its amortized intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. Unamortized intangible assets are reviewed for impairment annually or whenever events or circumstances suggest that their carrying value may not be recoverable.

9.    Goodwill

The following table provides a roll-forward of the goodwill balance:

(In millions)	2017	2016
As of January 1,	$17,888.2	$4,147.8
Acquisitions	1,213.8	2,729.5
Foreign currency translation	47.1	4.6
As of March 31,	$19,149.1	$6,881.9

The increase in goodwill during the three months ended March 31, 2017 related to the measurement period adjustments of the acquisition of Baxalta. For a more detailed description of measurement period adjustments, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

10.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

As of March 31, 2017 and December 31, 2016, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of March 31, 2017
Financial assets:
Marketable equity securities	$70.8	$70.8	$—	$—
Marketable debt securities	15.5	3.5	12.0	—
Contingent consideration receivable	16.5	—	—	16.5
Derivative instruments	9.9	—	9.9	—
Total assets	$112.7	$74.3	$21.9	$16.5

Financial liabilities:
Joint venture net written option	$25.0	$—	$—	$25.0
Derivative instruments	9.9	—	9.9	—
Contingent consideration payable	1,051.2	—	—	1,051.2
Total liabilities	$1,086.1	$—	$9.9	$1,076.2

(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Financial assets:
Marketable equity securities	$65.8	$65.8	$—	$—
Marketable debt securities	15.5	3.6	11.9	—
Contingent consideration receivable	15.6	—	—	15.6
Derivative contracts	18.0	—	18.0	—
Total assets	$114.9	$69.4	$29.9	$15.6

Financial liabilities:
Derivative contracts	$8.3	$—	$8.3	$—
Contingent consideration payable	1,058.0	—	—	1,058.0
Total liabilities	$1,066.3	$—	$8.3	$1,058.0

Marketable equity and debt securities are included within Investments in the Unaudited Consolidated Balance Sheets. Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-

current assets in the Unaudited Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the Unaudited Consolidated Balance Sheets. For information regarding the Company's derivative arrangements, refer to Note 11, Financial Instruments, to these Unaudited Consolidated Financial Statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table provides a roll forward of the fair values of the Company's contingent consideration receivable and payables which include Level 3 measurements:

Contingent consideration receivable
(In millions)	2017	2016
Balance as of January 1,	$15.6	$13.8
Change in fair value included in earnings	2.3	4.2
Other	(1.4)	(2.7)
Balance as of March 31,	$16.5	$15.3

Contingent consideration payable
(In millions)	2017	2016
Balance as of January 1,	$1,058.0	$475.9
Acquisitions	(4.0)	396.4
Change in fair value included in earnings	(3.5)	11.4
Other	0.7	(1.2)
Balance as of March 31,	$1,051.2	$882.5

In 2016, the increase in contingent consideration payable was related to the Company’s acquisition of Dyax and Baxalta. Other primarily relates to foreign currency adjustments.

Of the $1,051.2 million of contingent consideration payable as of March 31, 2017, $105.4 million is recorded within Other current liabilities and $945.8 million is recorded within Other non-current liabilities in the Company’s Unaudited Consolidated Balance Sheets.

Joint venture net written option

During the three months ended March 31, 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity.  The company has recorded a liability of $25.0 million for the net written option based on the estimated fair value of these options as of March 31, 2017 and in the future will re-measure the instrument to fair value through the Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is as follows:

Financial assets:	Fair value at the measurement date
As of March 31, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration receivable	$16.5	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 90%
			• Future forecast consideration receivable based on contractual terms with purchaser	• $0 to $19.9 million
			• Assumed market participant discount rate	• 8.0%

Financial liabilities:	Fair value at the measurement date
As of March 31, 2017
(in millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,051.2	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 5 to 90%
			• Assumed market participant discount rate	• 1.8 to 10.5%
			• Periods in which milestones are expected to be achieved	• 2017 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.1 to $7.5 million

Financial liabilities:	Fair value at the measurement date
As of March 31, 2017
(in millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$25.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 0 to 65%
			• Assumed market participant discount rate	• 16%

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

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values as of March 31, 2017 and December 31, 2016 of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	March 31, 2017		December 31, 2016
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
Senior notes	$12,042.1	$11,802.0	$12,039.2	$11,633.8
Baxalta notes	5,061.4	5,155.8	5,063.6	5,066.5
Capital lease obligation	351.9	351.9	353.6	353.6

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

11.    Financial Instruments

Foreign Currency Contracts

Due to the global nature of its operations, portions of the Company's revenues and operating expenses are recorded in currencies other than the U.S. dollar. The value of revenues and operating expenses measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. In order to mitigate these changes, the Company uses foreign currency forward contracts to lock in exchange rates associated with a portion of its forecasted international revenues and operating expenses. The main trading currencies of the Company are the U.S. dollar, Euro, British pound sterling, Swiss franc, Canadian dollar and Japanese yen.

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

Designated Foreign Currency Derivatives

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

The table below presents the notional amount, maximum duration and fair value for the designated foreign currency derivatives:

(In millions, except duration)	March 31, 2017	December 31, 2016
Notional amount	$8.9	$78.7
Maximum duration (in months)	3 months	6 months
Fair value - net asset	$0.4	$4.2

The amount of ineffectiveness for the three months ended March 31, 2017 was immaterial. Shire did not have any foreign currency derivatives designated as hedging relationships in the three months ended March 31, 2016.

As of March 31, 2017, the Company expects all contracts to be settled over the next 3 months and $2.0 million of deferred gains included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2017, credit risk did not change the fair value of the Company’s foreign currency contracts.

Undesignated Foreign Currency Derivatives

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

The table below presents the notional amount, maximum duration and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	March 31, 2017	December 31, 2016
Notional amount	$1,284.8	$1,309.1
Maximum duration (in months)	3 months	3 months
Fair value - net asset	$3.4	$6.7

Interest Rate Contracts

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For further details related to interest rates on the Company’s various debt facilities, refer to Note 12, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

Designated Interest Rate Derivatives

The effective portion of the changes in the fair value of interest rate swap contracts are recorded as a component of the senior notes assumed in connection with the acquisition of Baxalta with the ineffective portion recorded in Interest expense. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of Interest expense in the Unaudited Consolidated Statements of Operations.

The table below presents the notional amount, maturity and fair value for the designated interest rate derivatives:

(In millions, except maturity)	March 31, 2017	December 31, 2016
Notional amount	$1,000.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net liability	$(3.8)	$(1.2)

For the three months ended March 31, 2017, the Company recognized losses of $1.2 million as ineffectiveness related to these contracts as a component of Interest expense. Shire did not have any interest rate derivatives designated as hedging relationships in the three months ended March 31, 2016.

Undesignated Interest Rate Derivatives

As of March 31, 2017 and December 31, 2016, the Company did not have any outstanding undesignated interest rate derivate instruments.

Summary of Derivatives

The following tables summarize the income statement locations and gains and losses on the Company’s designated and undesignated derivative instruments:

(In millions)	Gain (loss) recognized in OCI		Income Statement location	Gain (loss) reclassified from AOCI into income
Three months ended March 31,	2017	2016		2017	2016
Designated derivative instruments
Cash flow hedges
Foreign exchange contracts	$(0.6)	$—	Cost of sales	$6.6	$—

(In millions)	Income Statement location	Gain (loss) recognized in income
Three months ended March 31,		2017	2016
Fair value hedges
Interest rate contracts	Interest expense	$(1.2)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	(15.3)	(24.1)
Interest rate swap contracts	Interest expense	—	(2.0)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments:

	Asset position			Liability position
(In millions)		Fair value			Fair value
	Balance Sheet location	March 31, 2017	December 31, 2016	Balance Sheet location	March 31, 2017	December 31, 2016
Designated derivative Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.4	$4.3	Accounts payable and accrued expenses	$—	$0.1
Interest rate contracts	Long term borrowings	—	0.1	Long term borrowings	3.8	1.3
		$0.4	$4.4		$3.8	$1.4
Undesignated derivative instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$9.5	$13.6	Accounts payable and accrued expenses	$6.1	$6.9
Total derivative fair value		$9.9	$18.0		$9.9	$8.3
Potential effect of rights to offset		(4.5)	(1.7)		(4.5)	(1.7)
Net derivative		$5.4	$16.3		$5.4	$6.6

12.    Borrowings and Capital Leases

(In millions)	March 31, 2017	December 31, 2016
Short term borrowings:
Borrowings under the Revolving Credit Facilities Agreement	$1,030.0	$450.0
Borrowings under the November 2015 Facilities Agreement	1,995.1	2,594.8
Other borrowings and capital leases (short term portion)	24.4	23.2
	$3,049.5	$3,068.0

Long term borrowings:
Senior notes	$12,042.1	$12,039.2
Baxalta notes	5,061.4	5,063.6
Borrowings under the November 2015 Facilities Agreement	1,994.1	2,391.8
Capital leases (long term portion)	345.3	347.2
Other borrowings	53.0	58.0
	$19,495.9	$19,899.8

Total borrowings and capital leases	$22,545.4	$22,967.8

For a more detailed description of the Company's financing agreements, refer below and to Note 17, Borrowings and Capital Lease Obligations, of Shire's 2016 Form 10-K.

Senior Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company ("SAIIDAC"), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (“SAIIDAC Notes”), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of March 31, 2017:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate in 2017	Carrying amount as of March 31, 2017
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	3,288.6
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,283.8
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,488.4
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,981.3
	$12,100.0			$12,042.1

As of March 31, 2017, there was $57.9 million of debt issuance costs and discount recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. For further details on the SAIIDAC Notes, refer to Note 17, Borrowings and Capital Lease Obligations, of Shire's 2016 Form 10-K.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the acquisition of Baxalta (“Baxalta Notes”). Below is a summary of the Baxalta Notes as of March 31, 2017:

(In millions, except %)	Aggregate principal	Coupon rate	Effective interest rate in 2017	Carrying amount as of March 31, 2017
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	2.40%	$372.2
Fixed-rate notes due 2018	375.0	2.000%	2.10%	374.8
Fixed-rate notes due 2020	1,000.0	2.875%	2.90%	1,003.5
Fixed-rate notes due 2022	500.0	3.600%	3.30%	508.0
Fixed-rate notes due 2025	1,750.0	4.000%	4.10%	1,771.4
Fixed-rate notes due 2045	1,000.0	5.250%	5.20%	1,031.5
Total assumed Senior Notes	$5,000.0			$5,061.4

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 11, Financial Instruments, to these Unaudited Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (the “RCF”) with a number of financial institutions. As of March 31, 2017, the Company utilized $1,030.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (the “November 2015 Facilities Agreement”), which is comprised of three amortizing credit facilities with the following amounts outstanding as of March 31, 2017, and their respective maturity dates:

(In millions)	Amount outstanding	Maturity
November 2015 Facility A	$400.0	November 2, 2017
November 2015 Facility B	1,200.0	November 2, 2017
November 2015 Facility C	2,400.0	November 2, 2018
Total November 2015 Facilities	$4,000.0

During the first quarter of 2017, the Company made $1.0 billion of scheduled and advance repayments under the November 2015 Facility B; consequently, $4.0 billion is outstanding as of March 31, 2017.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of March 31, 2017, these Credit lines were not utilized.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of March 31, 2017, the total capital lease obligations, including current portions, were $351.9 million.

13.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (“OPEB”) plans in the United States and other countries. Net periodic benefit cost associated with these plans for the three months ended March 31, 2017 is presented below.

	Three months ended March 31, 2017
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$3.7	$9.4	$0.3
Interest cost	3.9	1.2	0.3
Expected return on plan assets	(4.0)	(1.8)	—
Net periodic benefit cost	$3.6	$8.8	$0.6

The majority of the Company's pension and OPEB plans were assumed with the acquisition of Baxalta on June 3, 2016 and the Company did not report net periodic benefit cost associated with these plans during the three months ended March 31, 2016.

14.    Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss ("AOCL"), net of their related tax effects, for the three months ended March 31, 2017 and 2016 are included below:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2017	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)
Other comprehensive income (loss) before reclassifications	265.5	7.4	2.1	(0.3)	274.7
Amounts reclassified from AOCL	—	—	—	(4.2)	(4.2)
Net current period other comprehensive income / (loss)	265.5	7.4	2.1	(4.5)	270.5
As of March 31, 2017	$(1,239.9)	$2.2	$8.7	$1.9	$(1,227.1)

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding (loss)/gain on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2016	$(182.1)	$—	$(1.7)	$—	$(183.8)
Net current period other comprehensive income (loss)	24.7	—	(0.3)	—	24.4
As of March 31, 2016	$(157.4)	$—	$(2.0)	$—	$(159.4)

The following is a summary of the amounts reclassified from AOCL to net income during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In millions)	2017	2016	Location of impact in Statements of Operations
Gains (losses) on hedging activities
Foreign exchange contracts	$6.6	—	Cost of sales
	6.6	—	Total before tax
	(2.4)	—	Tax expense
	$4.2	—	Total net of tax

15.    Taxation

For the three months ended March 31, 2017, the effective tax rate on income from continuing operations was 2% (2016: 17%).

The effective tax rate for the three months ended March 31, 2017 is affected by the combined impact of the relative quantum of the profit before tax by jurisdiction for the period with significant integration costs incurred in higher tax territories.  Additionally, discrete events in the first quarter of 2017, including the tax benefit from employee exercises of stock compensation, which is now required to be recorded as a discrete item in the quarter in which it occurs, contributed to the low rate.

The effective tax rate for the three months ended March 31, 2016 was impacted primarily by the adverse impact of a one-time re-measurement of deferred tax as a result of the acquisition of Dyax.

16.    Earnings Per Share

The following table reconciles net income and loss and the weighted average ordinary shares outstanding for basic and diluted earnings per share ("EPS") for the periods presented:

	Three months ended March 31,
(In millions)	2017	2016
Income from continuing operations, net of taxes	$354.8	$409.5
Gain from discontinued operations, net of taxes	20.2	9.5
Numerator for basic and diluted earnings per share	$375.0	$419.0

Weighted average number of shares:
Basic	904.1	591.7
Effect of dilutive shares:
Share-based awards to employees	7.7	1.6
Diluted	911.8	593.3

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three months ended March 31,
(Number of shares in millions)	2017	2016
Share-based awards to employees	7.3	4.0

Certain stock options have been excluded from the calculation of diluted EPS for the three months ended March 31, 2017 and 2016 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

17.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the three months ended March 31, 2017 and 2016 by line item is as follows:

	Three months ended March 31,
(In millions)	2017	2016
Cost of sales	$6.6	$3.1
Research and development	10.0	11.6
Selling, general and administrative	31.3	9.2
Integration and acquisition costs	4.8	(5.6)
Total	52.7	18.3
Less tax	(13.1)	(4.8)
	$39.6	$13.5

The table above includes pre-tax expense related to replacement and other awards held by Baxalta employees. This includes integration related expense during the three months ended March 31, 2017 from the acceleration of unrecognized expense associated with certain employee terminations.

For further details on existing share-based compensation plans, refer to Note 27, Share-based Compensation Plans, of Shire's 2016 Form 10-K.

During the three months ended March 31, 2017, the Company made equity compensation grants to employees consisting of 9.0 million stock-settled share appreciation rights (“SARs”), 1.8 million restricted stock units (“RSUs”) and 0.6 million performance share units (“PSUs”) equivalent in ordinary shares.

18.    Commitments and Contingencies

Leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2039. For the three months ended March 31, 2017, lease and rental expense totaled $42.6 million (2016: $7.5 million), which is predominantly included in Cost of sales and Selling, general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.

Letters of credit and guarantees

As of March 31, 2017 and December 31, 2016, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $177.7 million and $139.7 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Commitments

Clinical testing

As of March 31, 2017, the Company had committed to pay approximately $1,058.8 million (December 31, 2016: $1,037.4 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of March 31, 2017, the Company had committed to pay approximately $322.2 million (December 31, 2016: $528.9 million) in respect of contract manufacturing. The Company expects to pay $173.3 million of these commitments in 2017.

Other purchasing commitments

As of March 31, 2017, the Company had committed to pay approximately $1,923.8 million (December 31, 2016: $1,745.4 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $1,001.9 million of these commitments in 2017.

Investment commitments

As of March 31, 2017, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $61.6 million (December 31, 2016: $76.4 million) which may all be payable in 2017, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities ("VIEs") for which Shire is not the primary beneficiary.

Capital commitments

As of March 31, 2017, the Company had committed to spend $256.2 million (December 31, 2016: $100.5 million) on capital projects.

Baxter related tax indemnification

Baxter International Inc. ("Baxter") and Baxalta entered into a tax matters agreement, effective on the date of Baxalta’s separation from Baxter, which employs a direct tracing approach, or where direct tracing approach is not feasible, an allocation methodology, to determine which company is liable for pre-separation income tax items for U.S. federal, state and foreign jurisdictions.  With respect to tax liabilities that are directly traceable or allocated to Baxalta but for which Baxalta was not the primary obligor, Baxalta recorded a tax indemnification amount that would be due to Baxter upon Baxter discharging the associated tax liability to the taxing authority.  As of March 31, 2017, the amount of the net tax indemnification amount was $25.5 million.

19.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of March 31, 2017, provision for litigation losses, insurance claims and other disputes totaled $70.7 million (December 31, 2016: $415.0 million).

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

VYVANSE

In March, April and May 2016, Shire received Notices of Allegation (“NOA”) from Apotex Inc. (“Apotex”) informing Shire that Apotex filed an Abbreviated New Drug Submission (“ANDS”) with Health Canada seeking approval to market a generic version of VYVANSE in Canada.  Within the requisite 45 days, Shire filed for orders of prohibition and, as a result, a 24-month stay of approval of the ANDS has been put into effect. Apotex has withdrawn the first two NOAs. On July 4, 2016, Apotex filed a Statement of Claim in Federal Court seeking a judicial declaration of invalidity and noninfringement of Shire’s Canadian patent relating to VYVANSE which Shire is actively defending. A trial is scheduled for the second quarter of 2018.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial took place between March 28, 2016 and April 1, 2016. On September 16, 2016 the court issued its ruling finding that the proposed generic product would not infringe the asserted claims. Shire has appealed the ruling to the CAFC and oral proceedings are scheduled to begin on May 1, 2017.

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

On February 7, 2017, the FTC filed a Complaint against Shire alleging that ViroPharma engaged in conduct in violation of U.S. antitrust laws arising from a citizen petition ViroPharma filed in 2006 related to Food & Drug Administration’s policy for evaluating bioequivalence for generic versions of VANCOCIN. The complaint seeks equitable relief, including an injunction and disgorgement. The Company filed a motion to dismiss on April 10, 2017.

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

20.    Agreements and Transactions with Baxter

In connection with Baxalta’s separation from Baxter on July 1, 2015, Baxalta and Baxter entered into several separation-related agreements that provided a framework for Baxalta’s relationship with Baxter after the separation. These agreements, among others, included a manufacturing and supply agreement, a transition services agreement and a tax matters agreement. For further details on existing agreements with Baxter, refer to Note 28, Agreements and Transactions with Baxter, of Shire's 2016 Form 10-K.

During the three months ended March 31, 2017, the Company reported revenues associated with the manufacturing and supply agreement with Baxter of approximately $40.3 million and Selling, general and administrative expenses associated with the transition services agreement with Baxter of approximately $18.9 million. Net tax-related indemnification liabilities as of March 31, 2017 associated with the tax matters agreement with Baxter are discussed in Note 18, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.

As of March 31, 2017, the Company had total amounts due from or to Baxter of $142.9 million reported in Prepaid expenses and other current assets, $33.6 million reported in Other non-current assets, $65.4 million reported in Other current liabilities and $78.0 million reported in Other non-current liabilities.

21.    Segment Reporting

Shire operates as one operating and reportable segment engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs.

For a more detailed description of segment disclosures about products, geographic areas and major customers, refer to Note 22, Segment Reporting, of Shire's 2016 Form 10-K.

In the periods set out below, revenues by major product were as follows:

	Three months ended March 31,
(In millions)	2017	2016
Product sales:
HEMOPHILIA	$650.4	$—
INHIBITOR THERAPIES	220.5	—
Hematology total	870.9	—
CINRYZE	225.9	164.2
ELAPRASE	140.6	123.6
FIRAZYR	128.5	128.3
REPLAGAL	109.7	103.2
VPRIV	79.8	83.6
KALBITOR	11.7	10.4
Genetic Diseases total	696.2	613.3
IMMUNOGLOBULIN THERAPIES	498.3	—
BIO THERAPEUTICS	177.9	—
Immunology total	676.2	—
VYVANSE	563.7	509.2
ADDERALL XR	64.9	98.8
Other Neuroscience	24.7	22.1
Neuroscience total	653.3	630.1
LIALDA/MEZAVANT	175.1	168.0
PENTASA	69.1	64.0
GATTEX/REVESTIVE	69.0	51.7
NATPARA	29.7	15.6
Other Internal Medicine	75.9	84.6
Internal Medicine total	418.8	383.9
Oncology total	58.3	—
Opthalmology total	38.6	—
Total Product sales	3,412.3	1,627.3
Royalties and other revenues:
SENSIPAR Royalties	38.9	37.9
3TC and ZEFFIX Royalties	14.5	15.0
ADDERALL XR Royalties	12.5	5.8
FOSRENOL Royalties	8.6	9.2
Other Royalties and Revenues	85.5	14.1
Total Royalties and other revenues	160.0	82.0
Total Revenues	$3,572.3	$1,709.3

22.    Subsequent Events

On May 1, 2017, Shire announced it agreed to license the exclusive worldwide rights to P-321 from Parion Sciences ("Parion"). P-321 is a Phase 2 investigational epithelial sodium channel inhibitor for the potential treatment of dry eye disease in adults. Shire will develop, and if approved, commercialize this compound. Shire will make an initial $20.0 million upfront license payment. Parion will be entitled to receive additional potential milestone payments and has the option to co-fund through additional stages of development in exchange for enhanced tiered double-digit royalties. In addition, Parion has the option to co-fund commercialization activities and participate in the financial outcome from those activities.

23.    Guarantor Financial Information

On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.0% senior notes due 2018, 2.875% senior notes due 2020, 3.6% senior notes due 2022, 4.0% senior notes due 2025, and 5.25% senior notes due 2045 (collectively, “Baxalta Notes”), of Baxalta Inc., a 100% owned subsidiary of the Company. Amounts related to Baxalta Inc. and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of the Baxalta Inc.'s acquisition.

On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the 1.90% senior notes due 2019, 2.40% senior notes due 2021, 2.875% senior notes due 2023 and 3.20% senior notes due 2026, of SAIIDAC (collectively "SAIIDAC Notes"), a 100% owned subsidiary of the Company.

On December 1, 2016, Baxalta Inc., a wholly-owned subsidiary of Shire plc, became a guarantor to the SAIIDAC Notes. Accordingly, both Baxalta Inc. and Shire plc are now co-guarantors of the SAIIDAC Notes.

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

•
Non-Guarantor Subsidiaries of Baxalta Notes - presents combined Non-Guarantor Non-Issuer Subsidiaries, including SAIIDAC, under the guarantee structure where Baxalta Inc. is the subsidiary issuer (a+c); and

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

	Condensed Consolidating Balance Sheet
As of March 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.3	$368.7	$368.7	$—	$369.0
Restricted cash	—	—	—	34.1	34.1	—	34.1
Accounts receivable, net	—	—	—	2,579.5	2,579.5	—	2,579.5
Inventories	—	—	—	3,345.8	3,345.8	—	3,345.8
Prepaid expenses and other current assets	1.4	—	91.0	694.8	694.8	—	787.2
Intercompany receivables	—	47.5	95.9	5,172.5	5,220.0	(5,315.9)	—
Short term intercompany loan receivable	—	1,995.1	—	—	1,995.1	(1,995.1)	—
Total current assets	1.4	2,042.6	187.2	12,195.4	14,238.0	(7,311.0)	7,115.6
Investments	36,484.0	—	34,799.8	12,607.6	12,607.6	(83,665.2)	226.2
Property, plant and equipment, net	—	—	28.6	6,467.5	6,467.5	—	6,496.1
Goodwill	—	—	—	19,149.1	19,149.1	—	19,149.1
Intangible assets, net	—	—	—	32,834.1	32,834.1	—	32,834.1
Deferred tax asset	—	—	271.5	125.5	125.5	(271.5)	125.5
Long term intercompany loan receivable	—	14,036.2	411.4	—	14,036.2	(14,447.6)	—
Other non-current assets	3.9	—	33.6	176.0	176.0	—	213.5
Total assets	$36,489.3	$16,078.8	$35,732.1	$83,555.2	$99,634.0	$(105,695.3)	$66,160.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.6	$7.3	$61.1	$3,481.3	$3,488.6	$—	$3,551.3
Short term borrowings and capital leases	1,030.0	1,995.1	—	24.4	2,019.5	—	3,049.5
Intercompany payables	5,315.9	—	—	—	—	(5,315.9)	—
Short term intercompany loan payable	—	—	—	1,995.1	1,995.1	(1,995.1)	—
Other current liabilities	—	—	75.0	334.6	334.6	—	409.6
Total current liabilities	6,347.5	2,002.4	136.1	5,835.4	7,837.8	(7,311.0)	7,010.4
Long term borrowings and capital leases	—	14,036.2	5,061.4	398.3	14,434.5	—	19,495.9
Deferred tax liability	—	—	—	8,024.1	8,024.1	(271.5)	7,752.6
Long term intercompany loan payable	—	—	—	14,447.6	14,447.6	(14,447.6)	—
Other non-current liabilities	409.9	—	63.6	1,695.8	1,695.8	—	2,169.3
Total liabilities	6,757.4	16,038.6	5,261.1	30,401.2	46,439.8	(22,030.1)	36,428.2
Total equity	29,731.9	40.2	30,471.0	53,154.0	53,194.2	(83,665.2)	29,731.9
Total liabilities and equity	$36,489.3	$16,078.8	$35,732.1	$83,555.2	$99,634.0	$(105,695.3)	$66,160.1

	Condensed Consolidating Balance Sheet
As of December 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$41.7	$487.1	$487.1	$—	$528.8
Restricted cash	—	—	—	25.6	25.6	—	25.6
Accounts receivable, net	—	—	—	2,616.5	2,616.5	—	2,616.5
Inventories	—	—	—	3,562.3	3,562.3	—	3,562.3
Prepaid expenses and other current assets	1.8	—	97.1	707.4	707.4	—	806.3
Intercompany receivables	—	120.5	—	5,154.4	5,274.9	(5,274.9)	—
Short term intercompany loan receivable	—	2,594.8	—	—	2,594.8	(2,594.8)	—
Total current assets	1.8	2,715.3	138.8	12,553.3	15,268.6	(7,869.7)	7,539.5
Investments	35,656.1	—	34,644.2	12,571.8	12,571.8	(82,680.5)	191.6
Property, plant and equipment, net	—	—	27.4	6,442.2	6,442.2	—	6,469.6
Goodwill	—	—	—	17,888.2	17,888.2	—	17,888.2
Intangible assets, net	—	—	—	34,697.5	34,697.5	—	34,697.5
Deferred tax asset	—	—	273.0	96.7	96.7	(273.0)	96.7
Long term intercompany loan receivable	—	14,431.0	480.7	—	14,431.0	(14,911.7)	—
Other non-current assets	3.9	—	33.8	114.6	114.6	—	152.3
Total assets	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.3	$85.7	$20.0	$4,205.4	$4,291.1	$—	$4,312.4
Short term borrowings and capital leases	450.0	2,594.8	—	23.2	2,618.0	—	3,068.0
Intercompany payables	5,247.1	—	27.8	—	—	(5,274.9)	—
Short term intercompany loans payable	—	—	—	2,594.8	2,594.8	(2,594.8)	—
Other current liabilities	—	—	64.6	298.3	298.3	—	362.9
Total current liabilities	5,698.4	2,680.5	112.4	7,121.7	9,802.2	(7,869.7)	7,743.3
Long term borrowings and capital leases	—	14,431.0	5,063.7	405.1	14,836.1	—	19,899.8
Deferred tax liability	—	—	—	8,595.7	8,595.7	(273.0)	8,322.7
Long term intercompany loans payable	610.1	—	—	14,301.6	14,301.6	(14,911.7)	—
Other non-current liabilities	405.3	—	61.7	1,654.6	1,654.6	—	2,121.6
Total liabilities	6,713.8	17,111.5	5,237.8	32,078.7	49,190.2	(23,054.4)	38,087.4
Total equity	28,948.0	34.8	30,360.1	52,285.6	52,320.4	(82,680.5)	28,948.0
Total liabilities and equity	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4

	Condensed Consolidating Statements of Operations
For the three months ended March 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$3,412.3	$3,412.3	$—	$3,412.3
Royalties and other revenues	—	—	—	160.0	160.0	—	160.0
Total revenues	—	—	—	3,572.3	3,572.3	—	3,572.3
Costs and expenses:
Cost of sales	—	—	1.2	1,325.8	1,325.8	—	1,327.0
Research and development	—	—	—	379.3	379.3	—	379.3
Selling, general and administrative	14.0	—	5.7	869.2	869.2	—	888.9
Amortization of acquired intangible assets	—	—	—	364.0	364.0	—	364.0
Integration and acquisition costs	—	—	25.6	90.4	90.4	—	116.0
Reorganization costs	—	—	—	5.5	5.5	—	5.5
Gain on sale of product rights	—	—	—	(5.5)	(5.5)	—	(5.5)
Total operating expenses	14.0	—	32.5	3,028.7	3,028.7	—	3,075.2

Operating (loss) / income from continuing operations	(14.0)	—	(32.5)	543.6	543.6	—	497.1

Interest (expense) / income, net	(30.3)	5.4	(21.4)	(92.9)	(87.5)	—	(139.2)
Other income, net	—	—	0.5	4.0	4.0	—	4.5
Total other (expense) / income, net	(30.3)	5.4	(20.9)	(88.9)	(83.5)	—	(134.7)

(Loss) / income from continuing operations before income taxes and equity in income / (losses) of equity method investees	(44.3)	5.4	(53.4)	454.7	460.1	—	362.4
Income taxes	1.5	(1.3)	(19.9)	12.9	11.6	—	(6.8)
Equity in income / (losses) of equity method investees, net of taxes	417.8	—	(126.8)	(0.8)	(0.8)	(291.0)	(0.8)
Income / (loss) from continuing operations, net of taxes	375.0	4.1	(200.1)	466.8	470.9	(291.0)	354.8
Gain from discontinued operations, net of taxes	—	—	—	20.2	20.2	—	20.2
Net income / (loss)	375.0	4.1	(200.1)	487.0	491.1	(291.0)	375.0
Comprehensive income / (loss)	$645.5	$4.1	$48.7	$754.0	$758.1	$(806.8)	$645.5

	Condensed Consolidating Statements of Operations
For the three months ended March 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$1,627.3	$1,627.3	$—	$1,627.3
Royalties and other revenues	—	—	—	82.0	82.0	—	82.0
Total revenues	—	—	—	1,709.3	1,709.3	—	1,709.3
Costs and expenses:
Cost of sales	—	—	—	248.6	248.6	—	248.6
Research and development	—	—	—	217.1	217.1	—	217.1
Selling, general and administrative	17.0	—	—	457.9	457.9	—	474.9
Amortization of acquired intangible assets	—	—	—	134.6	134.6	—	134.6
Integration and acquisition costs		—	—	91.1	91.1	—	91.1
Reorganization costs	—	—	—	3.3	3.3	—	3.3
Gain on sale of product rights	—	—	—	(4.2)	(4.2)	—	(4.2)
Total operating expenses	17.0	—	—	1,148.4	1,148.4	—	1,165.4

Operating (loss) / income from continuing operations	(17.0)	—	—	560.9	560.9	—	543.9

Interest (expense) / income, net	(21.9)	(21.8)	—	—	(21.8)	—	(43.7)
Other income, net	(0.3)	—	—	(8.2)	(8.2)	—	(8.5)
Total other (expense) / income, net	(22.2)	(21.8)	—	(8.2)	(30.0)	—	(52.2)

(Loss) / income from continuing operations before income taxes and equity in income / (losses) of equity method investees	(39.2)	(21.8)	—	552.7	530.9	—	491.7
Income taxes	1.0	5.5	—	(88.6)	(83.1)	—	(82.1)
Equity in income / (losses) of equity method investees, net of taxes	457.2	—	—	(0.1)	(0.1)	(457.2)	(0.1)
Income / (loss) from continuing operations, net of taxes	419.0	(16.3)	—	464.0	447.7	(457.2)	409.5
Gain from discontinued operations, net of taxes	—	—	—	9.5	9.5	—	9.5
Net income / (loss)	419.0	(16.3)	—	473.5	457.2	(457.2)	419.0
Comprehensive income / (loss)	$443.4	$(16.3)	$—	$497.9	$481.6	$(481.6)	$443.4

	Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used in) operating activities	$(9.6)	$(84.1)	$(0.3)	$553.1	$469.0	$—	$459.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(760.6)	—	(110.5)	(733.2)	(733.2)	1,604.3	—
Movements in restricted cash	—	—	—	(8.5)	(8.5)	—	(8.5)
Purchases of PP&E and non-current investments	—	—	(2.4)	(210.1)	(210.1)	—	(212.5)
Other, net	0.3	—	2.0	(1.1)	(1.1)	—	1.2
Net cash provided by (used in) investing activities	(760.3)	—	(110.9)	(952.9)	(952.9)	1,604.3	(219.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	1,400.0	—	—	1.9	1.9	—	1,401.9
Repayment of revolving line of credit, long term and short term borrowings	(820.0)	(1,000.0)	—	(5.7)	(1,005.7)	—	(1,825.7)
Proceeds from intercompany borrowings	189.8	1,084.1	69.3	261.1	1,345.2	(1,604.3)	—
Proceeds from exercise of options	0.1	—	1.7	20.3	20.3	—	22.1
Other, net	—	—	(1.2)	1.1	1.1	—	(0.1)
Net cash provided by (used in) financing activities	769.9	84.1	69.8	278.7	362.8	(1,604.3)	(401.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2.7	2.7	—	2.7
Net increase in cash and cash equivalents	—	—	(41.4)	(118.4)	(118.4)	—	(159.8)
Cash and cash equivalents at beginning of period	—	—	41.7	487.1	487.1	—	528.8
Cash and cash equivalents at end of period	$—	$—	$0.3	$368.7	$368.7	$—	$369.0

	Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used in) operating activities	$(45.9)	$(11.5)	$—	$446.9	$435.4	$—	$389.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(1,900.0)	(5,494.7)	—	(2,235.9)	(7,730.6)	9,630.6	—
Movements in restricted cash	—	—	—	64.8	64.8	—	64.8
Purchases of subsidiary undertakings and businesses, net of cash acquired	—	—	—	(5,692.8)	(5,692.8)	—	(5,692.8)
Purchases of PP&E and non-current investments	—	—	—	(51.6)	(51.6)	—	(51.6)
Other, net	—	—	—	5.5	5.5	—	5.5
Net cash provided by (used in) investing activities	(1,900.0)	(5,494.7)	—	(7,910.0)	(13,404.7)	9,630.6	(5,674.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	705.0	5,600.0	—	—	5,600.0	—	6,305.0
Repayment of revolving line of credit, long term and short term borrowings	(995.0)	—	—	(0.1)	(0.1)	—	(995.1)
Proceeds from intercompany borrowings	2,235.9	—	—	7,394.7	7,394.7	(9,630.6)	—
Debt issuance costs	—	(93.8)	—	—	(93.8)	—	(93.8)
Proceeds from exercise of options	—	—	—	0.1	0.1	—	0.1
Other, net	—	—	—	0.9	0.9	—	0.9
Net cash provided by (used in) financing activities	1,945.9	5,506.2	—	7,395.6	12,901.8	(9,630.6)	5,217.1
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1.0	1.0	—	1.0
Net decrease in cash and cash equivalents	—	—	—	(66.5)	(66.5)	—	(66.5)
Cash and cash equivalents at beginning of period	—	—	—	135.5	135.5	—	135.5
Cash and cash equivalents at end of period	$—	$—	$—	$69.0	$69.0	$—	$69.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company's Audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Significant Events in the Three Months Ended March 31, 2017 and Recent Developments

Business Development

Shire to License P-321

•
On May 1, 2017, Shire announced it agreed to license the exclusive worldwide rights to P-321 from Parion Sciences. P-321 is a Phase 2 investigational epithelial sodium channel inhibitor for the potential treatment of dry eye disease in adults. Shire will develop, and if approved, commercialize this compound which would expand its leadership position in ophthalmics and provide another important treatment option for patients with dry eye disease.

Products

NATPAR for the treatment of chronic hypoparathyroidism

•
On April 26, 2017, Shire announced the European Commission (EC) granted Conditional Marketing Authorization for NATPAR (rhPTH[1-84]), the first recombinant human protein with the full length 84-amino-acid sequence of endogenous parathyroid hormone (PTH), as an adjunctive treatment for adult patients with chronic hypoparathyroidism who cannot be adequately controlled with standard therapy alone.

VYVANSE for the treatment of ADHD and Binge Eating Disorder ("BED")

•	On April 18, 2017, Shire announced that VYVANSE (lisdexamfetamine dimesylate) CII is now available in the United States in a new chewable tablet formulation, following FDA approval in January 2017.

INTUNIV for the treatment of ADHD in Japan

•	On March 30, 2017, Shire's partner in Japan, Shionogi & Co., Ltd, received approval from the Japanese Ministry of Health, Labor and Welfare to manufacture and market INTUNIV for ADHD in Japan.

CINRYZE for the treatment of Hereditary Angioedema ("HAE")

•
On March 16, 2017, the European Commission approved a label extension for CINRYZE (C1 inhibitor [human]), broadening its use to children with HAE. CINRYZE is also now approved for acute treatment and pre-procedure prevention of angioedema attacks in children aged two years or older with HAE.

Pipeline

SHP655 for the treatment of congenital thrombotic thrombocytopenic purpura ("cTTP")

•
On March 22, 2017, the FDA granted Fast Track Designation for recombinant ADAMTS13 (SHP655) for the treatment of acute episodes of cTTP in patients with a congenital deficiency of the von Willebrand factor-cleaving protease ADAMTS13.

SHP643 for the treatment of HAE

•	The SHP643 open-label extension study completed enrollment in March 2017. Topline pivotal Phase 3 study results are expected in the second quarter of 2017.

SHP640 for the treatment of bacterial and adenoviral conjunctivitis

•
The global Phase 3 clinical development program will have clinical sites in over 20 countries. Patient recruitment has started and the first patient visit occurred in March 2017. The topline data is expected in the second quarter of 2018.

SHP639 for the treatment of Glaucoma

•
In March 2017, Shire submitted an Investigational New Drug ("IND") application for SHP639. The IND is for the initiation of first in human clinical studies of SHP639 for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Financial highlights for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are as follows:

•	Product sales increased 110% to $3,412.3 million (2016: $1,627.3 million), primarily due to including $1,605.4 million of legacy Baxalta sales.

•
Product sales excluding legacy Baxalta increased 11% primarily due to growth from the Genetic Diseases and Internal Medicine franchises, up 14% and 9%, respectively, as well as sales from the Ophthalmology franchise of $38.6 million.

•
Royalties and other revenues increased 95% to $160.0 million, as the first quarter of 2017 benefited from additional revenue acquired with Baxalta, primarily related to contract manufacturing activities.

•
Operating income decreased 9% to $497.1 million (2016: $543.9 million), primarily due to higher expense related to the unwind of inventory fair value adjustments and amortization of acquired intangible assets, partially offset by the inclusion of Baxalta operating income and higher revenue from legacy Shire products.

•
Diluted earnings per American Depositary Shares ("ADS") decreased 42% to $1.23 (2016: $2.12). The decrease was primarily due to lower operating income, combined with the impact of additional shares issued as consideration for the acquisition of Baxalta.

•
Net cash provided by operating activities increased 18% to $459.1 million (2016: $389.5 million), primarily due to additional cash receipts from higher sales, partially offset by a payment of $345.5 million associated with the settlement of the DERMAGRAFT litigation.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Product sales

The following table provides an analysis of the Company’s Product sales:

	Three months ended March 31,
(In millions, except %)	2017	2016	Product sales growth %
Product sales:
HEMOPHILIA	$650.4	$—	n/a
INHIBITOR THERAPIES	220.5	—	n/a
Hematology total	870.9	—	n/a
CINRYZE	225.9	164.2	38%
ELAPRASE	140.6	123.6	14%
FIRAZYR	128.5	128.3	—%
REPLAGAL	109.7	103.2	6%
VPRIV	79.8	83.6	(5)%
KALBITOR	11.7	10.4	13%
Genetic Diseases total	696.2	613.3	14%
IMMUNOGLOBULIN THERAPIES	498.3	—	n/a
BIO THERAPEUTICS	177.9	—	n/a
Immunology total	676.2	—	n/a
VYVANSE	563.7	509.2	11%
ADDERALL XR	64.9	98.8	(34)%
Other Neuroscience	24.7	22.1	12%
Neuroscience total	653.3	630.1	4%
LIALDA/MEZAVANT	175.1	168.0	4%
PENTASA	69.1	64.0	8%
GATTEX/REVESTIVE	69.0	51.7	33%
NATPARA	29.7	15.6	90%
Other Internal Medicine	75.9	84.6	(10)%
Internal Medicine total	418.8	383.9	9%
Oncology total	58.3	—	n/a
Opthalmology total	38.6	—	n/a
Total Product sales	$3,412.3	$1,627.3	110%

Hematology

Hematology, acquired with Baxalta in June 2016, includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX) and inhibitor therapies. Hematology product sales, totaling $870.9 million are included in Product sales for the three months ended March 31, 2017, representing 26% of Shire’s reported Product sales.

Genetic Diseases

Genetic Diseases product sales for the three months ended March 31, 2017 increased by $82.9 million or 14% compared to the corresponding period in 2016, with growth primarily driven by CINRYZE and, to a lesser extent, ELAPRASE.

CINRYZE sales increased by $61.7 million or 38% compared to the corresponding period in 2016, due to an increase in the number of patients on therapy and the impact of U.S. stocking following supply improvements. ELAPRASE sales increased by $17.0 million or 14% compared to the corresponding period in 2016, due to an increase in the number of patients on therapy and the timing of large orders in the Company's international markets.

Immunology

Immunology, acquired with Baxalta in June 2016, includes sales of the Company’s antibody-replacement immunoglobulin therapies and bio therapeutic therapies. Immunology product sales, totaling $676.2 million are included in Product sales for the three months ended March 31, 2017, representing 20% of Shire’s reported Product sales.

Neuroscience

Neuroscience product sales for the three months ended March 31, 2017 increased by $23.2 million or 4%, compared to the corresponding period in 2016, with growth primarily driven by VYVANSE.

VYVANSE sales increased by $54.5 million or 11% in the three months ended March 31, 2017 compared to the corresponding period in 2016, due to year-over-year prescription growth in the U.S., the benefit of a price increase taken since the first quarter of 2016 and growth in the Company's international markets.

ADDERALL XR sales decreased by $33.9 million or 34% in the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to additional generic competition since August 2016 and destocking in Q1 2017 compared with stocking in Q1 2016.

Internal Medicine

Internal medicine product sales for the three months ended March 31, 2017 increased by $34.9 million or 9% compared to the corresponding period in 2016, with increased product sales from GATTEX/REVESTIVE and NATPARA.

GATTEX/REVESTIVE and NATPARA product sales increased by $17.3 million or 33% and by $14.1 million or 90%, respectively, compared to the corresponding period in 2016, primarily due to an increase in the numbers of patients on therapy.

Oncology

Oncology, acquired with Baxalta in June 2016, reported product sales of $58.3 million for the three months ended March 31, 2017. Oncology includes product sales of ONCASPAR and ONIVYDE, the latter of which was approved in the EU on October 18, 2016.

Ophthalmology

Ophthalmology product sales relate to XIIDRA, which was made available to patients on August 29, 2016. XIIDRA contributed $38.6 million of product sales, and had a U.S. market share of 22% as of March 31, 2017.

Royalties and other revenues

The following table provides an analysis of Shire’s income from royalties and other revenues:

	Three months ended March 31,
(In millions, except %)	2017	2016	Change %
SENSIPAR royalties	$38.9	$37.9	3%
3TC and ZEFFIX royalties	14.5	15.0	(3)%
ADDERALL XR royalties	12.5	5.8	116%
FOSRENOL royalties	8.6	9.2	(7)%
Other royalties and revenues	85.5	14.1	506%
Total Royalties and other revenues	$160.0	$82.0	95%

Royalties and other revenues increased 95% in the three months ended March 31, 2017, primarily due to including $46.4 million of contract manufacturing revenue acquired with Baxalta.

Cost of sales

In the three months ended March 31, 2017, Cost of sales increased to $1,327.0 million (37% of Total revenues) compared to $248.6 million (15% of Total revenues) in the corresponding period in 2016. The increase is primarily due to the impact of $480.4 million of expense related to the unwind of inventory fair value adjustments following the acquisitions of Baxalta and Dyax and, to a lesser extent, the impact of lower margin product franchises acquired with Baxalta.

For the three months ended March 31, 2017, Cost of sales included depreciation of $72.1 million (2016: $8.3 million).

Research and development

In the three months ended March 31, 2017, Research and development expenses increased to $379.3 million (11% of Total revenues) compared to $217.1 million (13% of Total revenues) in the corresponding period in 2016. The increase is due to the inclusion of additional Baxalta costs.

For the three months ended March 31, 2017, Research and development included depreciation of $13.4 million (2016: $5.9 million).

Selling, general and administrative

In the three months ended March 31, 2017, Selling, general and administrative expenses increased to $888.9 million(25% of Total revenues) compared to $474.9 million (28% of Total revenues) in the corresponding period in 2016. The increase is primarily due to the inclusion of Baxalta related costs and XIIDRA marketing costs.

For the three months ended March 31, 2017, Selling, general and administrative expenses included depreciation of $37.4 million (2016: $20.1 million).

Amortization of acquired intangible assets

For the three months ended March 31, 2017, Shire recorded amortization of acquired intangible assets of $364.0 million, compared to $134.6 million in the corresponding period in 2016. The increase is primarily related to amortization on the intangible assets acquired with the acquisition of Baxalta.

Integration and acquisition costs

For the three months ended March 31, 2017, Shire recorded Integration and acquisition costs of $116.0 million, primarily related to the integration of Baxalta. These costs include $36.9 million of employee severance and acceleration of stock compensation, $35.9 million of third-party professional fees and $24.5 million of expenses associated with facility consolidations. The Company expects the majority of those expenses, except for certain costs related to facility consolidations, to be paid within the next 12 months.

For the three months ended March 31, 2016, Shire recorded Integration and acquisition costs of $91.1 million, primarily related to integration and acquisition activities related to Dyax and costs associated with the proposed acquisition of Baxalta. These costs primarily consist of $58.5 million acquisition costs including legal, investment banking and other transaction-related fees, as well as $11.0 million of employee severance and acceleration of stock compensation, $10.0 million of third-party professional fees and an $11.4 million change in fair value of contingent consideration. The Company did not have any reserve related to employee termination for the three months ended March 31, 2016.

Interest expense

For the three months ended March 31, 2017, Shire incurred Interest expense of $142.3 million primarily due to higher Interest expense incurred on borrowings used to fund the acquisitions of Dyax and Baxalta.

For the three months ended March 31, 2016, Shire incurred Interest expense of $44.7 million primarily related to the interest and amortization of financing fees incurred on borrowings to fund the acquisition of Dyax and the amortization of one-time upfront arrangement fees incurred on borrowings associated with the proposed acquisition of Baxalta.

Taxation

The effective tax rate on income from continuing operations for the three months ended March 31, 2017 was 2% (2016: 17%).

The effective tax rate for the three months ended March 31, 2017 is affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction with significant integration costs incurred in higher tax territories. Additionally, discrete events in the first quarter of 2017, including the tax benefit from employee exercises of stock compensation, which is now required to be recorded as a discrete item in the quarter in which it occurs, contributed to the low rate.

The effective tax rate for the three months ended March 31, 2016 was impacted primarily due to the one-time re-measurement of deferred tax as a result of the acquisition of Dyax.

Discontinued operations

The gain from discontinued operations for the three months ended March 31, 2017 was $20.2 million, net of taxes of $11.6 million, primarily due to the return of funds previously held in escrow related to the acquisition of the DERMAGRAFT business.

The gain from discontinued operations for the three months ended March 31, 2016 was $9.5 million, net of taxes of $5.5 million, primarily related to the reimbursement of legal costs associated with the divested DERMAGRAFT business.

Liquidity and Capital Resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on business combinations, in-licenses and collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Benefit Trust of Shire shares in the market to satisfy awards granted under Shire’s employee share plans and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s Consolidated Balance Sheet includes $369.0 million of Cash and cash equivalents as of March 31, 2017.

Shire has a revolving credit facility ("RCF") of $2,100.0 million which matures in 2021, $1,030.0 million of which was utilized as of March 31, 2017. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of March 31, 2017, $4.0 billion of this term loan facility was outstanding. The facility matures in different tranches through November 2018 and $2.0 billion is due within the next twelve months.

In connection with the acquisition of Baxalta, Shire assumed $5.0 billion of senior unsecured notes previously issued by Baxalta and issued $12.1 billion of senior unsecured notes in September 2016.

The details of these financing arrangements are included in Note 12, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of March 31, 2017, these lines of credit were not utilized.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash), as of March 31, 2017 and December 31, 2016:

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$369.0	$528.8

Long term borrowings (excluding capital leases)	(19,150.6)	(19,552.6)
Short term borrowings (excluding capital leases)	(3,042.8)	(3,061.6)
Capital leases and other debt	(352.0)	(353.6)
Total debt	$(22,545.4)	$(22,967.8)
Net debt	$(22,176.4)	$(22,439.0)

•
Net debt is a Non-GAAP measure. Net debt represents U.S. GAAP cash and cash equivalents less U.S. GAAP short and long term borrowings and other debt (see above). The Company believes that Net debt is a useful measure as it indicates the level of borrowings after taking account of the cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

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

Cash flow activity

Net cash provided by operating activities increased by $69.6 million, or 18%, to $459.1 million (2016: $389.5 million)during the three months ended March 31, 2017, primarily due to increased cash receipts from higher sales, partially offset by a payment of $345.5 million associated with the settlement of the DERMAGRAFT litigation.

Net cash used in investing activities was $219.8 million during the three months ended March 31, 2017, principally relating to cash paid for purchases of PP&E and non-current investments.

Net cash used in financing activities was $401.8 million during the three months ended March 31, 2017. This includes $1.0 billion of scheduled and advance repayments under the November 2015 Facility B, which was partially offset by $580.0 million of increased borrowings under the RCF.

Obligations and commitments

There were no material changes to the Company’s contractual obligations previously disclosed in ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation of Shire's 2016 Form 10-K.

Recent Accounting Pronouncements

A description of recently issued accounting standards is included under the heading “New Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies.

Critical Accounting Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases and pension costs. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, of Shire's 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's critical accounting policies during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation set forth in PART I, ITEM 1A: Quantitative and Qualitative Disclosures about Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As of March 31, 2017 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 19, Legal and Other Proceedings, to these Unaudited Consolidated Financial Statements included in Part I: Item 1. Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth PART I, ITEM 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: May 2, 2017	/s/ Dr. Flemming Ornskov Dr. Flemming Ornskov Chief Executive Officer

Date: May 2, 2017	/s/ Jeffrey Poulton Jeffrey Poulton Chief Financial Officer