Form 10-Q
period 2017-06-30
Shire plc
filed 2017-08-03
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2017

Commission File Number: 0-29630
SHIRE PLC
(Exact name of registrant as specified in its charter)

Jersey (Channel Islands) (State or other jurisdiction of incorporation or organization)	98-0601486 (I.R.S. Employer Identification No.)

Block 2, Miesian Plaza, 50-58 Baggot Street Lower, Dublin 2, Republic of Ireland (Address of principal executive offices and zip code)	+353 1 609 6000 (Registrant's telephone number, including area code)
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
Yes ☐    No ☒
As of July 31, 2017 the number of outstanding ordinary shares of the Registrant was 908,114,281.

SHIRE PLC

Form 10-Q for the Quarterly Period Ended June 30, 2017

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

•	Shire incurred substantial additional indebtedness to finance the Baxalta acquisition, which has increased its borrowing costs and may decrease its business flexibility; and

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

Part I: Financial Information
Item 1. Financial Statements

SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value of shares)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$263.7	$528.8
Restricted cash	34.2	25.6
Accounts receivable, net	2,755.2	2,616.5
Inventories	3,325.3	3,562.3
Prepaid expenses and other current assets	778.5	806.3
Total current assets	7,156.9	7,539.5
Investments	197.0	191.6
Property, plant and equipment ("PP&E"), net	6,554.5	6,469.6
Goodwill	19,482.1	17,888.2
Intangible assets, net	33,434.3	34,697.5
Deferred tax asset	132.2	96.7
Other non-current assets	233.9	152.3
Total assets	$67,190.9	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,842.0	$4,312.4
Short term borrowings and capital leases	3,204.9	3,068.0
Other current liabilities	389.6	362.9
Total current liabilities	7,436.5	7,743.3
Long term borrowings and capital leases	18,355.1	19,899.8
Deferred tax liability	7,788.0	8,322.7
Other non-current liabilities	2,346.2	2,121.6
Total liabilities	35,925.8	38,087.4
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 915.3 shares issued and outstanding (2016: 1,500 shares authorized; and 912.2 shares issued and outstanding)	81.5	81.3
Additional paid-in capital	24,951.2	24,740.9
Treasury stock: 8.4 shares (2016: 9.1 shares)	(283.0)	(301.9)
Accumulated other comprehensive income/(loss)	200.1	(1,497.6)
Retained earnings	6,315.3	5,925.3
Total equity	31,265.1	28,948.0
Total liabilities and equity	$67,190.9	$67,035.4
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$3,591.8	$2,322.1	$7,004.1	$3,949.4
Royalties and other revenues	154.0	107.0	314.0	189.0
Total revenues	3,745.8	2,429.1	7,318.1	4,138.4
Costs and expenses:
Cost of sales	1,108.9	778.1	2,435.9	1,026.7
Research and development	542.4	294.8	921.7	511.9
Selling, general and administrative	899.1	675.3	1,788.0	1,150.2
Amortization of acquired intangible assets	434.1	213.0	798.1	347.6
Integration and acquisition costs	343.7	363.0	459.7	454.1
Reorganization costs	13.6	11.0	19.1	14.3
Loss/(gain) on sale of product rights	4.8	(2.3)	(0.7)	(6.5)
Total operating expenses	3,346.6	2,332.9	6,421.8	3,498.3

Operating income from continuing operations	399.2	96.2	896.3	640.1

Interest income	1.1	1.6	4.2	2.6
Interest expense	(141.3)	(87.2)	(283.6)	(131.9)
Other income/(expense), net	2.5	6.0	7.0	(2.5)
Total other expense, net	(137.7)	(79.6)	(272.4)	(131.8)

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	261.5	16.6	623.9	508.3
Income taxes	(24.3)	70.9	(31.1)	(11.2)
Equity in earnings/(losses) of equity method investees, net of taxes	4.3	(0.9)	3.5	(1.0)
Income from continuing operations, net of taxes	241.5	86.6	596.3	496.1
(Loss)/gain from discontinued operations, net of taxes	(1.2)	(248.7)	19.0	(239.2)
Net income/(loss)	$240.3	$(162.1)	$615.3	$256.9
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited, in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings/(loss) per Ordinary Share – basic
Earnings from continuing operations	$0.27	$0.12	$0.66	$0.78
(Loss)/gain from discontinued operations	—	(0.36)	0.02	(0.38)
Earnings/(loss) per Ordinary Share – basic	$0.27	$(0.24)	$0.68	$0.40

Earnings/(loss) per Ordinary Share – diluted
Earnings from continuing operations	$0.26	$0.12	$0.65	$0.77
(Loss)/earnings from discontinued operations	—	(0.36)	0.02	(0.37)
Earnings/(loss) per Ordinary Share – diluted	$0.26	$(0.24)	$0.67	$0.40

Weighted average number of shares:
Basic	906.4	682.8	905.3	637.3
Diluted	912.7	682.8	912.3	640.1
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income/(loss)	$240.3	$(162.1)	$615.3	$256.9
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,431.0	(220.2)	1,696.5	(195.5)
Pension and other employee benefits (net of tax expense of $1.3 and $0.9 for the three and six months ended June 30, 2017 and $nil for both the three and six months ended June 30, 2016)	3.2	—	10.6	—
Unrealized loss on available-for-sale securities (net of tax benefit of $0.5 and tax expense of $1.7 for the three and six months ended June 30, 2017 and tax benefit of $1.4 for both the three and six months ended June 30, 2016)	(5.6)	(4.4)	(3.5)	(4.7)
Hedging activities (net of tax benefit of $0.5 and $3.2 for the three and six months ended June 30, 2017 and $1.6 for both the three and six months ended June 30, 2016)	(1.4)	(1.8)	(5.9)	(1.8)
Comprehensive income/(loss)	$1,667.5	$(388.5)	$2,313.0	$54.9

The components of Accumulated other comprehensive income/(loss) as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$191.1	$(1,505.4)
Pension and other employee benefits, net of taxes	5.4	(5.2)
Unrealized holding gain on available-for-sale securities, net of taxes	3.1	6.6
Hedging activities, net of taxes	0.5	6.4
Accumulated other comprehensive income/(loss)	$200.1	$(1,497.6)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total equity
As of January 1, 2017	912.2	$81.3	$24,740.9	$(301.9)	$(1,497.6)	$5,925.3	$28,948.0
Net income	—	—	—	—	—	615.3	615.3
Other comprehensive income net of tax	—	—	—	—	1,697.7	—	1,697.7
Shares issued under employee benefit plans and other	3.1	0.2	93.2	—	—	—	93.4
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	10.7	—	—	28.3	39.0
Share-based compensation	—	—	106.4	—	—	—	106.4
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	18.9	—	(18.9)	—
Dividends	—	—	—	—	—	(234.7)	(234.7)
As of June 30, 2017	915.3	$81.5	$24,951.2	$(283.0)	$200.1	$6,315.3	$31,265.1

Dividends per share

During the six months ended June 30, 2017, Shire plc declared and paid dividends of $0.257 U.S. per ordinary share (equivalent to $0.771 U.S. per ADS) totaling $234.7 million.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$615.3	$256.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,041.7	429.8
Share based compensation	106.4	194.8
Amortization of deferred financing fees	6.8	50.1
Expense related to the unwind of inventory fair value adjustments	625.4	293.5
Change in deferred taxes	(293.3)	(329.2)
Change in fair value of contingent consideration	147.7	(45.0)
Impairment of PP&E and intangible assets	53.6	8.9
Other, net	14.8	(17.6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(181.5)	(181.0)
Increase in sales deduction accrual	57.1	66.4
Increase in inventory	(171.6)	(116.4)
Decrease in prepayments and other assets	104.6	26.5
(Decrease)/increase in accounts payable and other liabilities	(445.1)	342.7
Net cash provided by operating activities	1,681.9	980.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of PP&E and long term investments	(391.1)	(179.1)
Purchases of businesses, net of cash acquired	—	(17,476.2)
Proceeds from sale of investments	40.6	—
Movements in restricted cash	(8.6)	67.2
Other, net	3.2	3.3
Net cash used in investing activities	(355.9)	(17,584.8)
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in millions)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,111.9	18,895.0
Repayment of revolving line of credit, long term and short term borrowings	(3,527.9)	(1,500.3)
Payment of dividend	(234.7)	(130.2)
Debt issuance costs	—	(112.3)
Proceeds from exercise of options	79.5	0.1
Other, net	(24.0)	11.9
Net cash (used in)/provided by financing activities	(1,595.2)	17,164.2

Effect of foreign exchange rate changes on cash and cash equivalents	4.1	(1.9)

Net (decrease)/increase in cash and cash equivalents	(265.1)	557.9
Cash and cash equivalents at beginning of period	528.8	135.5
Cash and cash equivalents at end of period	$263.7	$693.4

Supplemental information:
	Six months ended June 30,
	2017	2016
Interest paid	$267.0	$111.4
Income taxes paid, net	$176.0	$253.7

For stock issued as purchase consideration for the acquisition of Baxalta related to non-cash investing activities, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

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

On June 3, 2016, the Company completed its acquisition of Baxalta for $32.4 billion, representing the fair value of purchase consideration. The Company’s Unaudited Consolidated Financial Statements include the results of Baxalta from the date of acquisition. For further details regarding the acquisition, refer to Note 2, Business Combinations, of these Unaudited Consolidated Financial Statements.

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

Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows and allows a one-time accounting policy election to account for forfeitures as they occur. The new standard was effective January 1, 2017.

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

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against Income taxes rather than Additional paid-in capital of $11.5 million for the six months ended June 30, 2017.

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

Share-Based Payment Accounting
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This standard will be effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position and results of operations.

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

The purchase price consideration for the acquisition of Baxalta was finalized in the second quarter of 2017. The fair value of the purchase price consideration consisted of the following:

(In millions)	Fair value
Cash paid to shareholders	$12,366.7
Fair value of stock issued to shareholders	19,353.2
Fair value of partially vested stock options and RSUs assumed	508.8
Contingent consideration payable	165.0
Total purchase price consideration	$32,393.7

The acquisition of Baxalta was accounted for as a business combination using the acquisition method of accounting. Shire issued 305.2 million shares to former Baxalta shareholders at the date of the acquisition. For a more detailed description of the fair value of the partially vested stock options and RSUs assumed, refer to Note 27, Share-based Compensation Plans, of Shire's 2016 Form 10-K.

The assets acquired and the liabilities assumed from Baxalta have been recorded at their fair value as of June 3, 2016, the date of acquisition. The Company’s Unaudited Consolidated Financial Statements included the results of Baxalta from the date of acquisition.

The purchase price allocation for the acquisition of Baxalta was finalized in the second quarter of 2017. The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments, is outlined below.

(In millions)	Preliminary value as of acquisition date (as previously reported as of December 31, 2016)	Measurement period adjustments	Values as of June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$583.2	$—	$583.2
Accounts receivable	1,069.7	(96.4)	973.3
Inventories	3,893.4	81.2	3,974.6
Other current assets	576.0	5.3	581.3
Total current assets	6,122.3	(9.9)	6,112.4
Property, plant and equipment	5,452.7	(46.5)	5,406.2
Investments	128.2	—	128.2
Goodwill	11,422.4	1,076.2	12,498.6
Intangible assets
Currently marketed products	21,995.0	(830.0)	21,165.0
In-Process Research and Development ("IPR&D")	730.0	(570.0)	160.0
Contract based arrangements	42.2	—	42.2
Other non-current assets	155.0	69.7	224.7
Total assets	$46,047.8	$(310.5)	$45,737.3
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,321.9	$(2.7)	$1,319.2
Other current liabilities	354.4	9.0	363.4
Long term borrowings and capital leases	5,424.9	—	5,424.9
Deferred tax liability	5,445.3	(315.0)	5,130.3
Other non-current liabilities	1,103.6	2.2	1,105.8
Total liabilities	$13,650.1	$(306.5)	$13,343.6

Fair value of identifiable assets acquired and liabilities assumed	$32,397.7	$(4.0)	$32,393.7

Consideration
Fair value of purchase consideration	$32,397.7	$(4.0)	$32,393.7

The measurement period adjustments for Intangible assets reflect changes in the estimated fair value of currently marketed products and IPR&D. Changes are mainly related to finalizing the unit of account judgments and other changes in estimates including Cost of sales allocation and royalty expense. The measurement period adjustments for Inventory primarily reflect refinements in the estimated selling price of inventory. The changes in the estimated fair values primarily are to more accurately reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

As a result of measurement period adjustments related to the change in fair value of currently marketed products and inventory, a charge of $85.2 million was recognized in Cost of sales and a benefit of $23.3 million was recognized in Amortization of acquired intangible assets, respectively, in the Company's Unaudited Consolidated Statements of Operations for the six months ended June 30, 2017. These adjustments would have been recorded during the year ended December 31, 2016 if these adjustments had been recognized as of the acquisition date.

Intangible assets

The fair value of the identifiable intangible assets has been estimated using an income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the incremental after tax cash flows an asset would generate over its remaining useful life. The useful lives for currently marketed products were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows.

Currently marketed products totaling $21,165.0 million relate to intellectual property (“IP”) rights acquired for Baxalta’s currently marketed products. The estimated useful life of the intangible assets related to currently marketed products range from 6 to 23 years (weighted average 21 years), with amortization being recorded on a straight-line basis.

IPR&D intangible assets totaling $160.0 million represent the value assigned to research and development ("R&D") projects acquired. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life.

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

Goodwill

Goodwill of $12,498.6 million, which is not deductible for tax purposes, includes the expected synergies that will result from combining the operations of Baxalta with Shire, intangible assets that do not qualify for separate recognition at the time of the acquisition, the value of the assembled workforce, and impacted by establishing a deferred tax liability for the acquired identifiable intangible assets which have no tax basis.

Contingent consideration

The Company acquired certain contingent obligations classified as contingent consideration related to Baxalta’s historical business combinations. Additional consideration is conditionally due upon the achievement of certain milestones related to the development, regulatory, first commercial sale and other sales milestones, which could total up to approximately $1.5 billion. The Company may also pay royalties based on certain product sales. The Company estimated the fair value of the assumed contingent consideration to be $165.0 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment and probability of success rates and discount adjustments on the related cash flows.

Inventory

The estimated fair value of work-in-process and finished goods inventory was determined utilizing the net realizable value, based on the expected selling price of the inventory, adjusted for incremental costs to complete the manufacturing process and for direct selling efforts, as well as for a reasonable profit allowance. The estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory.

The fair value adjustment related to inventory is expensed based on the expected product-specific inventory utilization, which is reviewed on a periodic basis and is recorded within Cost of sales in the Company's Unaudited Consolidated Statements of Operations.

Retirement plans

The Company assumed pension plans as part of the acquisition of Baxalta, including defined benefit and post-retirement benefit plans in the U.S. and foreign jurisdictions, which had a net liability balance of $610.4 million. As of June 3, 2016, the Baxalta defined benefit pension plans had assets with a fair value of $358.5 million.

Integration and acquisition costs

In the three and six months ended June 30, 2017, the Company expensed $192.4 million and $310.9 million, respectively, relating to the acquisition and integration of Baxalta, which have been recorded within Integration and acquisition costs in the Company’s Unaudited Consolidated Statements of Operations. Refer to Note 4, Integration and Acquisition Costs, for further information regarding the Company's Integration and acquisition costs for the three and six months ended June 30, 2017.

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

	Three months ended June 30,	Six months ended June 30,
(In millions, except per share amounts)	2016	2016
Revenues	$3,484.1	$6,741.4
Net income from continuing operations	621.3	923.9
Per share amounts:
Net income from continuing operations per share - basic	$0.70	$1.04
Net income from continuing operations per share - diluted	$0.70	$1.04

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the three and six months ended June 30, 2016 by $371.8 million and $411.3 million, respectively, to eliminate integration and acquisition related costs incurred by Shire and Baxalta;

(ii)
an adjustment to increase net income for the three and six months ended June 30, 2016 by $218.5 million and $171.6 million, respectively, to reflect the expense related to the unwind of inventory fair value adjustments as inventory is sold;

(iii)
an adjustment to increase amortization expense for the three and six months ended June 30, 2016 by $121.8 million and $306.0 million, respectively, related to the identifiable intangible assets acquired; and

(iv)
an adjustment to decrease net income for the three and six months ended June 30, 2016 by $33.8 million and $94.2 million, respectively, primarily related to the additional interest expense associated with the debt incurred to partially fund the acquisition of Baxalta and the amortization of related deferred debt issuance costs.

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

(In millions)	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$241.2
Accounts receivable	22.5
Inventories	20.2
Other current assets	8.1
Total current assets	292.0
Property, plant and equipment	5.8
Goodwill	2,702.1
Intangible assets
Currently marketed projects	135.0
IPR&D	4,100.0
Contract based royalty arrangements	425.0
Other non-current assets	28.6
Total assets	$7,688.5
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30.0
Other current liabilities	1.7
Deferred tax liability	1,325.4
Other non-current liabilities	1.4
Total liabilities	$1,358.5

Fair value of identifiable assets acquired and liabilities assumed	$6,330.0

Consideration
Fair value of purchase consideration	$6,330.0

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

Integration and acquisition costs

Refer to Note 4, Integration and Acquisition Costs, for information regarding the Company's Integration and acquisition costs for the three and six months ended June 30, 2017.

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

Six months ended June 30,
(In millions, except per share amounts)	2016
Revenues	$4,144.3
Net income from continuing operations	490.2
Per share amounts:
Net income from continuing operations per share - basic	$0.77
Net income from continuing operations per share - diluted	$0.77

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)
an adjustment to increase net income for the three and six months ended June 30, 2016 by $2.0 million and $101.2 million, respectively, to eliminate acquisition related costs incurred by Shire and Dyax and

(ii)	an adjustment to increase amortization expense for the six months ended June 30, 2016 by $1.3 million related to the identifiable intangible assets acquired.

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

During the second quarter of 2017, Shire entered into an agreement to license the exclusive worldwide rights to SHP659 (formerly known as P-321) from Parion Sciences ("Parion"). SHP659 is a Phase 2 investigational epithelial sodium channel inhibitor for the potential treatment of dry eye disease in adults. Under the terms of the agreement, Shire will develop, and if approved, commercialize this compound. Shire made an initial $20.0 million upfront license payment, which was included in Research and development expense in the Company's Unaudited Consolidated Statements of Operations. Parion will be entitled to receive additional potential milestone payments up to $515.0 million based on clinical, regulatory and commercial milestones and Parion has the option to co-fund through additional stages of development in exchange for enhanced tiered low double-digit royalties. In addition, Parion has the option to co-fund commercialization activities and participate in the financial outcome from those activities.

4.    Integration and Acquisition Costs

In the three and six months ended June 30, 2017, Shire recorded Integration and acquisition costs of $343.7 million and $459.7 million, respectively, primarily due to the acquisition and integration of Baxalta and Dyax. In the three and six months ended June 30, 2017, $151.2 million and $147.7 million is included in Integration and acquisition costs relating to the change in fair value of contingent consideration payable.

During the second quarter of 2017, Shire entered its second phase of integration activities. The costs associated with this phase will primarily relate to headcount reduction as the Company continues to advance and complete activities related to exiting the transition services agreements ("TSA") with Baxter, integrating legal entities and rationalization of the Company's manufacturing facilities. For further details on existing agreements with Baxter, refer to Note 28, Agreements and Transactions with Baxter, of Shire's 2016 Form 10-K. The Company also plans to drive savings through the continued prioritization of its research and development programs and continued consolidation of its commercial operations. The integration of Baxalta is estimated to be completed by mid to late 2019.

The Baxalta integration and acquisition costs include $80.2 million and $117.1 million, respectively, of employee severance and acceleration of stock compensation, $50.4 million and $85.6 million, respectively, of third-party professional fees and $17.2 million and $41.7 million, respectively, of expenses associated with facility consolidations for the three and six months ended June 30, 2017. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within the next 12 months. The Company also recognized $33.6 million of expenses during the three and six months ended June 30, 2017 related to asset impairments in Integration and acquisition costs.

The following table summarizes the type and amount of integration costs recorded as of June 30, 2017:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1,	$74.0	$—	$74.0
Amount charged to integration costs	97.7	41.7	139.4
Paid/utilized	(74.6)	(4.1)	(78.7)
As of June 30,	$97.1	$37.6	$134.7

For the three and six months ended June 30, 2016, Shire recorded Integration and acquisition costs of $363.0 million and $454.1 million, respectively, primarily related to the acquisition and integration of Dyax and Baxalta. These costs primarily consist of $67.1 million and $125.6 million, respectively, of acquisition costs including legal, investment banking and other transaction-related fees, $254.5 million and $265.5 million, respectively, of employee severance and acceleration of stock compensation, $79.2 million and $89.2 million, respectively, of third-party professional fees and offset by $56.5 million and $45.1 million, respectively, of change in fair value of contingent consideration.

5.    Results of Discontinued Operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Company’s Unaudited Consolidated Statements of Operations for all periods presented.

For the three and six months ended June 30, 2017, the Company recorded a loss of $1.2 million and gain of $19.0 million (net of tax benefit of $0.6 million and expense of $10.9 million), respectively, primarily related to legal contingencies related to the divested DERMAGRAFT business and the release of escrow to Shire, respectively.

In January 2017, Shire entered into a final settlement agreement with the Department of Justice ("DOJ") in the amount of $350.0 million, plus interest which was accrued in 2016 and paid during the six months ended June 30, 2017.

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

For the three and six months ended June 30, 2016, the Company recorded a loss of $248.7 million and $239.2 million (net of tax benefit of $100.9 million and $95.4 million), respectively, related to costs associated with the divestment.

6.    Accounts Receivable, Net

Accounts receivable as of June 30, 2017 of $2,755.2 million (December 31, 2016: $2,616.5 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $182.0 million (December 31, 2016: $169.6 million).

Reserve for discounts and doubtful accounts:

(In millions)	2017	2016
As of January 1,	$169.6	$55.8
Provision charged to operations	600.3	269.6
Payments/credits	(587.9)	(201.0)
As of June 30,	$182.0	$124.4

As of June 30, 2017, accounts receivable included $99.0 million (December 31, 2016: $102.2 million) related to royalty receivable.

7.    Inventories

Inventories are stated at the lower of cost and net realizable value. Inventories comprise:

(In millions)	June 30, 2017	December 31, 2016
Finished goods	$947.6	$1,380.0
Work-in-progress	1,672.7	1,491.0
Raw materials	705.0	691.3
	$3,325.3	$3,562.3

For a more detailed description of inventories acquired, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

8.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	June 30, 2017	December 31, 2016
Land	$338.6	$337.9
Buildings and leasehold improvements	1,931.3	1,915.4
Machinery, equipment and other	2,833.1	2,547.2
Assets under construction	2,640.6	2,632.5
Total property, plant and equipment at cost	7,743.6	7,433.0
Less: Accumulated depreciation	(1,189.1)	(963.4)
Property, plant and equipment, net	$6,554.5	$6,469.6

Depreciation expense for the three and six months ended June 30, 2017 was $120.7 million and $243.6 million, respectively, and for the three and six months ended June 30, 2016 was $47.9 million and $82.2 million, respectively.

During the second quarter of 2017, the Company determined it would divest certain facilities as part of the Company’s integration efforts. The Company classified $74.8 million of property, plant and equipment as held for sale, which is reported in Prepaid expenses and other current assets. The $74.8 million of property, plant and equipment is net of a $25.4 million impairment charge reported in Integration and acquisition costs during the second quarter of 2017.

9.    Intangible Assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
June 30, 2017
Gross acquired intangible assets	$31,389.2	$5,111.7	$840.3	$37,341.2
Accumulated amortization	(3,644.1)	—	(262.8)	(3,906.9)
Intangible assets, net	$27,745.1	$5,111.7	$577.5	$33,434.3

December 31, 2016
Gross acquired intangible assets	$31,217.5	$5,746.6	$842.2	$37,806.3
Accumulated amortization	(2,908.6)	—	(200.2)	(3,108.8)
Intangible assets, net	$28,308.9	$5,746.6	$642.0	$34,697.5

Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax and NPS.

The change in the net book value of intangible assets for the six months ended June 30, 2017 and 2016 is shown in the table below:

(In millions)	2017	2016
As of January 1,	$34,697.5	$9,173.3
Acquisitions	(1,398.9)	32,222.2
Amortization charged	(798.1)	(347.6)
Impairment charges	(20.0)	(8.9)
Foreign currency translation	953.8	(148.7)
As of June 30,	$33,434.3	$40,890.3

The decrease in Intangible assets, net during the six months ended June 30, 2017 relates to the measurement period adjustments of the acquisition of Baxalta. For a more detailed description of measurement period adjustments, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

In connection with the acquisition of Baxalta, the Company acquired IP rights related to currently marketed products of $21,165.0 million, IPR&D assets of $160.0 million and other contract rights of $42.2 million. For a more detailed description of this acquisition, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

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

(In millions)	Anticipated future amortization
2017 (remaining six months)	$955.0
2018	1,882.9
2019	1,659.8
2020	1,562.1
2021	1,528.6
2022	1,500.9

10.    Goodwill

The following table provides a roll-forward of the Goodwill balance:

(In millions)	2017	2016
As of January 1,	$17,888.2	$4,147.8
Acquisitions	1,076.2	8,834.3
Foreign currency translation	517.7	(19.7)
As of June 30,	$19,482.1	$12,962.4

The increase in Goodwill during the six months ended June 30, 2017 related to the measurement period adjustments of the acquisition of Baxalta. For a more detailed description of measurement period adjustments, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

11.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

As of June 30, 2017 and December 31, 2016, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of June 30, 2017
Financial assets:
Marketable equity securities	$63.8	$63.8	$—	$—
Marketable debt securities	15.9	3.5	12.4	—
Contingent consideration receivable	9.8	—	—	9.8
Derivative instruments	22.8	—	22.8	—
Total assets	$112.3	$67.3	$35.2	$9.8

Financial liabilities:
Joint venture net written option	$25.0	$—	$—	$25.0
Derivative instruments	9.5	—	9.5	—
Contingent consideration payable	1,190.3	—	—	1,190.3
Total liabilities	$1,224.8	$—	$9.5	$1,215.3

(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Financial assets:
Marketable equity securities	$65.8	$65.8	$—	$—
Marketable debt securities	15.5	3.6	11.9	—
Contingent consideration receivable	15.6	—	—	15.6
Derivative instruments	18.0	—	18.0	—
Total assets	$114.9	$69.4	$29.9	$15.6

Financial liabilities:
Derivative instruments	$8.3	$—	$8.3	$—
Contingent consideration payable	1,058.0	—	—	1,058.0
Total liabilities	$1,066.3	$—	$8.3	$1,058.0

Marketable equity and debt securities are included within Investments in the Unaudited Consolidated Balance Sheets. Contingent consideration receivable is included within Prepaid expenses and other current assets and Other non-current assets in the Unaudited Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the Unaudited Consolidated Balance Sheets. For information regarding the Company's derivative arrangements, refer to Note 12, Financial Instruments, to these Unaudited Consolidated Financial Statements.

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

•	Contingent consideration receivable: the fair value of the contingent consideration receivable has been estimated using the income approach (using a probability weighted discounted cash flow method).

•	Derivative instruments: the fair values of the swap and forward foreign exchange contracts have been determined using the month-end interest rate and foreign exchange rates, respectively.

•	Contingent consideration payable: the fair value of the contingent consideration payable has been estimated using the income approach (using a probability weighted discounted cash flow method).

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table provides a roll forward of the fair values of the Company's contingent consideration receivable and payables which include Level 3 measurements:

Contingent consideration receivable
(In millions)	2017	2016
Balance as of January 1,	$15.6	$13.8
Change in fair value included in earnings	(2.3)	2.1
Other	(3.5)	1.6
Balance as of June 30,	$9.8	$17.5

Contingent consideration payable
(In millions)	2017	2016
Balance as of January 1,	$1,058.0	$475.9
Acquisitions	(4.0)	562.5
Change in fair value included in earnings	147.7	(45.0)
Other	(11.4)	0.4
Balance as of June 30,	$1,190.3	$993.8

In 2017, the increase in contingent consideration payable was primarily related to the Company's change in fair value of contingent consideration resulting from positive topline data for SHP643. In 2016, the increase in contingent consideration payable was related to the Company’s acquisition of Dyax and Baxalta. Other contingent consideration payable primarily relates to foreign currency adjustments.

Of the $1,190.3 million of contingent consideration payable as of June 30, 2017, $67.4 million is recorded within Other current liabilities and $1,122.9 million is recorded within Other non-current liabilities in the Company’s Unaudited Consolidated Balance Sheets.

Joint venture net written option

During the six months ended June 30, 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity.  The company has recorded a liability of $25.0 million for the net written option based on the estimated fair value of these options as of June 30, 2017 and in the future will re-measure the instrument to fair value through the Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is as follows:

Financial assets:	Fair value as of the measurement date
As of June 30, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration receivable	$9.8	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 90%
			• Future forecast consideration receivable based on contractual terms with purchaser	• $0 to $20.7 million
			• Assumed market participant discount rate	• 7.4%

Financial liabilities:	Fair value as of the measurement date
As of June 30, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,190.3	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 5 to 90%
			• Assumed market participant discount rate	• 1.8 to 10.5%
			• Periods in which milestones are expected to be achieved	• 2017 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.1 to $6.5 million

Financial liabilities:	Fair value as of the measurement date
As of June 30, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$25.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 0 to 65%
			• Assumed market participant discount rate	• 16%

Contingent consideration payable represents future milestones and royalties the Company may be required to pay in conjunction with various business combinations and license agreements. Contingent consideration receivable represents future royalties the Company may be entitled to receive in conjunction with sales and purchase agreements. The fair value of the Company’s contingent consideration receivable and payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions is specific to the individual contingent consideration receivable or payable.

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values as of June 30, 2017 and December 31, 2016 of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	June 30, 2017		December 31, 2016
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
SAIIDAC notes	$12,044.7	$11,973.6	$12,039.2	$11,633.8
Baxalta notes	5,066.9	5,295.8	5,063.6	5,066.5
Capital lease obligation	350.6	350.6	353.6	353.6

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

Designated Foreign Currency Derivatives

Certain foreign currency forward contracts were designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts were reported in AOCI. Realized gains and losses for the effective portion of such contracts were recognized in revenue or cost of sales when the sale of product in the currency being hedged was recognized. To the extent ineffective, hedge transaction gains and losses were reported in Other income/(expense), net.

The Company did not have any designated foreign currency contracts as of June 30, 2017. As of December 31, 2016, the Company had designated foreign currency forward contracts with a total notional value of $78.7 million, a maximum duration of six months; the fair value of these contracts was a net asset of $4.2 million.

The amount of ineffectiveness for the three and six months ended June 30, 2017 was immaterial.

As of June 30, 2017, the Company had a total of $0.4 million of deferred gains included in AOCI which are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

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

The table below presents the notional amount, maximum duration and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	June 30, 2017	December 31, 2016
Notional amount	$1,495.1	$1,309.1
Maximum duration (in months)	3 months	3 months
Fair value - net asset	$10.9	$6.7

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2017, credit risk did not materially change the fair value of the Company’s foreign currency contracts.

Interest Rate Contracts

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For further details related to interest rates on the Company’s various debt facilities, refer to Note 13, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

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

The table below presents the notional amount, maturity and fair value for the designated interest rate derivatives:

(In millions, except maturity)	June 30, 2017	December 31, 2016
Notional amount	$1,000.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net asset/(liability)	$2.4	$(1.2)

For the three and six months ended June 30, 2017, the Company recognized losses of $0.2 million and $1.4 million, respectively, as ineffectiveness related to these contracts as a component of Interest expense.

Undesignated Interest Rate Derivatives

As of June 30, 2017 and December 31, 2016, the Company did not have any outstanding undesignated interest rate derivative instruments.

Summary of Derivatives

The following tables summarize the income statement locations and gains and losses on the Company’s designated and undesignated derivative instruments:

(In millions)	Loss recognized in OCI		Income Statement location	Gain reclassified from AOCI into income
Three months ended June 30,	2017	2016		2017	2016
Designated derivative instruments
Cash flow hedges
Foreign exchange contracts	$(0.1)	$(3.4)	Cost of sales	$1.7	$—

(In millions)	Income Statement location	Gain (loss) recognized in income
Three months ended June 30,		2017	2016
Fair value hedges
Interest rate contracts, net	Interest (expense)/income	$(0.2)	$2.1
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	35.9	(4.7)
Interest rate swap contracts	Interest expense	—	(2.6)

(In millions)	Loss recognized in OCI		Income Statement location	Gain reclassified from AOCI into income
Six months ended June 30,	2017	2016		2017	2016
Designated derivative instruments
Cash flow hedges
Foreign exchange contracts	$(0.7)	$(3.4)	Cost of sales	$8.3	$—

(In millions)	Income Statement location	Gain (loss) recognized in income
Six months ended June 30,		2017	2016
Fair value hedges
Interest rate contracts, net	Interest (expense)/income	$(1.4)	$2.1
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	20.7	(28.8)
Interest rate swap contracts	Interest expense	—	(4.6)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments:

	Asset position			Liability position
		Fair value			Fair value
(In millions)	Balance Sheet location	June 30, 2017	December 31, 2016	Balance Sheet location	June 30, 2017	December 31, 2016
Designated derivative Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$4.3	Accounts payable and accrued expenses	$—	$0.1
Interest rate contracts	Long term borrowings	3.2	0.1	Long term borrowings	0.8	1.3
		$3.2	$4.4		$0.8	$1.4
Undesignated derivative instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$19.6	$13.6	Accounts payable and accrued expenses	$8.7	$6.9
Total derivative fair value		$22.8	$18.0		$9.5	$8.3
Potential effect of rights to offset		(3.9)	(1.7)		(3.9)	(1.7)
Net derivative		$18.9	$16.3		$5.6	$6.6

13.    Borrowings and Capital Leases

(In millions)	June 30, 2017	December 31, 2016
Short term borrowings:
Baxalta notes (short term portion)	$747.6	$—
Borrowings under the Revolving Credit Facilities Agreement	735.0	450.0
Borrowings under the November 2015 Facilities Agreement	1,696.9	2,594.8
Capital leases (short term portion)	6.8	6.4
Other borrowings (short term portion)	18.6	16.8
	$3,204.9	$3,068.0

Long term borrowings:
SAIIDAC notes	$12,044.7	$12,039.2
Baxalta notes (long term portion)	4,319.3	5,063.6
Borrowings under the November 2015 Facilities Agreement	1,595.0	2,391.8
Capital leases (long term portion)	343.8	347.2
Other borrowings (long term portion)	52.3	58.0
	$18,355.1	$19,899.8

Total borrowings and capital leases	$21,560.0	$22,967.8

For a more detailed description of the Company's financing agreements, refer below and to Note 17, Borrowings and Capital Lease Obligations, of Shire's 2016 Form 10-K.

SAIIDAC Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company ("SAIIDAC"), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (“SAIIDAC Notes”), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of June 30, 2017:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate in 2017	Carrying amount as of June 30, 2017
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	3,289.7
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,284.7
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,488.7
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,981.6
	$12,100.0			$12,044.7

As of June 30, 2017, there was $55.3 million of debt issuance costs and discount recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. For further details on the SAIIDAC Notes, refer to Note 17, Borrowings and Capital Lease Obligations, of Shire's 2016 Form 10-K.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the acquisition of Baxalta (“Baxalta Notes”). Below is a summary of the Baxalta Notes as of June 30, 2017:

(In millions, except %)	Aggregate principal	Coupon rate	Effective interest rate in 2017	Carrying amount as of June 30, 2017
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	2.50%	$372.7
Fixed-rate notes due 2018	375.0	2.000%	2.10%	374.9
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,005.1
Fixed-rate notes due 2022	500.0	3.600%	3.30%	507.6
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,775.4
Fixed-rate notes due 2045	1,000.0	5.250%	5.20%	1,031.2
Total assumed Senior Notes	$5,000.0			$5,066.9

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 12, Financial Instruments, to these Unaudited Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (the “RCF”) with a number of financial institutions. As of June 30, 2017, the Company utilized $735.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (the “November 2015 Facilities Agreement”), which is comprised of three amortizing credit facilities with the following amounts outstanding as of June 30, 2017 and their respective ultimate maturity dates:

(In millions)	Amount outstanding	Maturity
November 2015 Facility A	$400.0	November 2, 2017
November 2015 Facility B	500.0	November 2, 2017
November 2015 Facility C	2,400.0	November 2, 2018
Total November 2015 Facilities	$3,300.0

For the six month period ended June 30, 2017, the Company made $1.7 billion of scheduled and advance repayments under the November 2015 Facility B; consequently, $3.3 billion is outstanding as of June 30, 2017.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of June 30, 2017, these Credit lines were not utilized.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of June 30, 2017, the total capital lease obligations, including current portions, were $350.6 million.

14.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (“OPEB”) plans in the U.S. and other countries. The net periodic benefit cost associated with these plans consisted of the following components:

	Three months ended June 30,
	2017			2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$3.7	$9.4	$0.4	$1.9	$2.6	$0.1
Interest cost	3.9	1.2	0.3	1.6	0.4	0.1
Expected return on plan assets	(4.0)	(1.8)	—	(1.3)	(0.5)	—
Net periodic benefit cost	$3.6	$8.8	$0.7	$2.2	$2.5	$0.2

	Six months ended June 30,
	2017			2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$7.4	$18.8	$0.8	$1.9	$2.6	$0.1
Interest cost	7.8	2.4	0.6	1.6	0.4	0.1
Expected return on plan assets	(8.0)	(3.6)	—	(1.3)	(0.5)	—
Amortization of actuarial losses	—	0.9	—	—	—	—
Net periodic benefit cost	$7.2	$18.5	$1.4	$2.2	$2.5	$0.2

The majority of the Company's pension and OPEB plans were assumed with the acquisition of Baxalta on June 3, 2016.

15.    Accumulated Other Comprehensive Income/(Loss)

The changes in accumulated other comprehensive income/(loss) ("AOCI"), net of their related tax effects, for the six months ended June 30, 2017 and 2016 are included below:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale securities	Hedging activities	Accumulated other comprehensive (loss)/income
As of January 1, 2017	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)
Other comprehensive income/(loss) before reclassifications	1,696.5	9.7	(2.3)	(0.5)	1,703.4
Amounts reclassified from AOCI	—	0.9	(1.2)	(5.4)	(5.7)
Net current period other comprehensive income / (loss)	1,696.5	10.6	(3.5)	(5.9)	1,697.7
As of June 30, 2017	$191.1	$5.4	$3.1	$0.5	$200.1

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding loss on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2016	$(182.1)	$—	$(1.7)	$—	$(183.8)
Net current period other comprehensive loss	(195.5)	—	(4.7)	(1.8)	(202.0)
As of June 30, 2016	$(377.6)	$—	$(6.4)	$(1.8)	$(385.8)

Reclassifications from AOCI to net income/(loss) during the three and six months ended June 30, 2017 and 2016 were not material.

16.    Taxation

For the three and six months ended June 30, 2017, the effective tax rate on income from continuing operations was 9% (2016: -427%) and 5% (2016: 2%), respectively.

The effective tax rate for the three and six months ended June 30, 2017 was affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction as well as significant acquisition and integration costs.

The effective tax rate for the three and six months ended June 30, 2016 was affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction and of the reversal of deferred tax liabilities from the acquisition of Baxalta (including in higher tax territories such as the U.S.) of inventory and intangible assets amortization as well as significant acquisition and integration costs.

17.    Earnings Per Share

The following table reconciles net income and loss and the weighted average ordinary shares outstanding for basic and diluted earnings per share ("EPS") for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Income from continuing operations, net of taxes	$241.5	$86.6	$596.3	$496.1
(Loss)/gain from discontinued operations, net of taxes	(1.2)	(248.7)	19.0	(239.2)
Numerator for basic and diluted earnings per share	$240.3	$(162.1)	$615.3	$256.9

Weighted average number of shares:
Basic	906.4	682.8	905.3	637.3
Effect of dilutive shares:
Share-based awards to employees	6.3	—	7.0	2.8
Diluted	912.7	682.8	912.3	640.1

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three months ended June 30,		Six months ended June 30,
(Number of shares in millions)	2017	2016	2017	2016
Share-based awards to employees	13.2	8.3	10.3	4.4

Certain stock options have been excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017 and 2016 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

18.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the three and six months ended June 30, 2017 and 2016 by line item is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Cost of sales	$6.1	$4.5	$12.7	$7.6
Research and development	9.7	13.6	19.7	25.2
Selling, general and administrative	31.9	14.4	63.2	23.6
Integration and acquisition costs	6.0	144.0	10.8	138.4
Total	53.7	176.5	106.4	194.8
Less tax	(29.6)	(41.5)	(42.7)	(46.3)
	$24.1	$135.0	$63.7	$148.5

The table above includes pre-tax expense related to replacement and other awards held by Baxalta employees. This includes integration related expense during the three and six months ended June 30, 2017 from the acceleration of unrecognized expense associated with certain employee terminations.

For further details on existing share-based compensation plans, refer to Note 27, Share-based Compensation Plans, of Shire's 2016 Form 10-K.

The Company made immaterial equity compensation grants to employees during the three months ended June 30, 2017. During the six months ended June 30, 2017, the Company made equity compensation grants to employees consisting of 8.9 million of stock-settled share appreciation rights (“SARs”), 2.1 million of restricted stock units (“RSUs”) and 0.5 million of performance share units (“PSUs”) equivalent in ordinary shares.

19.    Commitments and Contingencies

Leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2039. For the three and six months ended June 30, 2017, lease and rental expense totaled $42.4 million and $85.0 million (2016: $22.8 million and $30.3 million, respectively), which is predominantly included in Cost of sales and Selling, general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.

Letters of credit and guarantees

As of June 30, 2017 and December 31, 2016, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $190.1 million and $139.7 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Commitments

Clinical testing

As of June 30, 2017, the Company had committed to pay approximately $1,108.3 million (December 31, 2016: $1,037.4 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of June 30, 2017, the Company had committed to pay approximately $458.3 million (December 31, 2016: $528.9 million) in respect of contract manufacturing. The Company expects to pay $190.3 million of these commitments in 2017.

Other purchasing commitments

As of June 30, 2017, the Company had committed to pay approximately $1,774.4 million (December 31, 2016: $1,745.4 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $876.8 million of these commitments in 2017.

Investment commitments

As of June 30, 2017, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $58.5 million (December 31, 2016: $76.4 million) which may all be payable in 2017, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities ("VIEs") for which Shire is not the primary beneficiary.

Capital commitments

As of June 30, 2017, the Company had committed to spend $136.4 million (December 31, 2016: $100.5 million) on capital projects.

Baxter related tax indemnification

Baxter International Inc. ("Baxter") and Baxalta entered into a tax matters agreement, effective on the date of Baxalta’s separation from Baxter, which employs a direct tracing approach, or where direct tracing approach is not feasible, an allocation methodology, to determine which company is liable for pre-separation income tax items for U.S. federal, state and foreign jurisdictions. With respect to tax liabilities that are directly traceable or allocated to Baxalta but for which Baxalta was not the primary obligor, Baxalta recorded a tax indemnification amount that would be due to Baxter upon Baxter discharging the associated tax liability to the taxing authority. As of June 30, 2017, the amount of the net tax indemnification amount was $25.5 million.

20.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of June 30, 2017, provision for litigation losses, insurance claims and other disputes totaled $64.0 million (December 31, 2016: $415.0 million).

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

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial took place between March 28, 2016 and April 1, 2016. On September 16, 2016 the court issued its ruling finding that the proposed generic product would not infringe the asserted claims. Shire appealed the ruling to the Court of Appeals for the Federal Circuit ("CAFC"). On May 9, 2017, the CAFC affirmed the ruling of the district court.

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

In March 2012, Shire was notified that Watson Laboratories Inc.-Florida had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Southern District of Florida against Watson Laboratories Inc.-Florida and Watson Pharmaceuticals, Inc., Watson Pharma, Inc. and Watson Laboratories, Inc. (collectively, “Watson”) were subsequently added as defendants. A trial took place in April 2013 and on May 9, 2013 the trial court issued a decision finding that the proposed generic product infringes the patent-in-suit and that the patent is not invalid. Watson appealed the trial court’s ruling to the CAFC and a hearing took place on December 2, 2013. The ruling of the CAFC was issued on March 28, 2014 overruling the trial court on the interpretation of two claim terms and remanding the case for further proceedings. Shire petitioned the Supreme Court for a writ of certiorari which was granted on January 26, 2015. The Supreme Court also vacated the CAFC decision and remanded the case to the CAFC for further consideration in light of the Supreme Court’s recent decision in Teva v. Sandoz. On June 3, 2015, the CAFC reaffirmed their previous decision to reverse the District Court’s claims construction and remanded the case to the U.S. District Court for the Southern District of Florida. A trial was held on January 25-27, 2016. A ruling was issued on March 28, 2016 upholding the validity of the patent and finding that Watson’s proposed ANDA product infringes the patent-in-suit. Watson appealed the ruling to the CAFC and oral argument took place on October 5, 2016. The CAFC issued a ruling on February 10, 2017 reversing the trial court’s ruling of infringement and remanding the case to the lower court for entry of a ruling of non-infringement. On May 18, 2017, the lower court entered judgment of non-infringement.

In April 2012, Shire was notified that Mylan had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A Markman ruling was issued on March 23, 2015. Following a four-day bench trial in September 2016 in the U.S. District Court for the Middle District of Florida, the court handed down a ruling that Mylan’s proposed generic version of LIALDA infringes claims 1 and 3 of the Orange Book listed patent for LIALDA. In connection with this finding of infringement, the court also entered an injunction prohibiting Mylan from making, using, selling, offering for sale and/or importing their proposed ANDA product before the expiration of the patent (June 8, 2020) and requiring that the approval date for their ANDA be on or after the expiration of the patent. On June 14, 2017, the U.S. District Court for the Middle District of Florida granted Mylan's Motion for Reconsideration and entered judgment of non-infringement. Shire filed an appeal on July 7, 2017.

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

21.    Agreements and Transactions with Baxter

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

The Company reported revenues associated with the manufacturing and supply agreement with Baxter during the three and six months ended June 30, 2017 of approximately $30.4 million and $70.7 million, respectively, and approximately $16.0 million during both the three and six months ended June 30, 2016. The Company reported Selling, general and administrative expenses associated with the transition services agreement with Baxter during the three and six months ended June 30, 2017 of approximately $14.8 million and $33.7 million, respectively, and approximately $8.4 million during both the three and six months ended June 30, 2016. Net tax-related indemnification liabilities as of June 30, 2017 associated with the tax matters agreement with Baxter are discussed in Note 19, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.

As of June 30, 2017, the Company had total amounts due from or to Baxter of $72.5 million reported in Prepaid expenses and other current assets, $33.6 million reported in Other non-current assets, $59.2 million reported in Other current liabilities and $59.6 million reported in Other non-current liabilities.

22.    Segment Reporting

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

In the periods set out below, revenues by major product were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Product sales:
HEMOPHILIA	$743.9	$275.6	$1,394.3	$275.6
INHIBITOR THERAPIES	220.7	74.0	441.2	74.0
Hematology total	964.6	349.6	1,835.5	349.6
CINRYZE	175.9	173.0	401.8	337.2
ELAPRASE	161.0	154.0	301.6	277.6
FIRAZYR	137.4	136.7	265.9	265.0
REPLAGAL	122.1	118.4	231.8	221.6
VPRIV	87.9	88.0	167.7	171.6
KALBITOR	20.6	17.7	32.3	28.1
Genetic Diseases total	704.9	687.8	1,401.1	1,301.1
IMMUNOGLOBULIN THERAPIES	510.5	138.2	1,008.8	138.2
BIO THERAPEUTICS	172.2	51.3	350.1	51.3
Immunology total	682.7	189.5	1,358.9	189.5
VYVANSE	518.2	517.7	1,081.9	1,026.9
ADDERALL XR	71.4	101.8	136.3	200.6
MYDAYIS	15.7	—	15.7	—
Other Neuroscience	30.1	35.7	54.8	57.8
Neuroscience total	635.4	655.2	1,288.7	1,285.3
LIALDA/MEZAVANT	207.8	193.7	382.9	361.7
PENTASA	83.3	72.9	152.4	136.9
GATTEX/REVESTIVE	75.3	44.5	144.3	96.2
NATPARA	34.5	19.9	64.2	35.5
Other Internal Medicine	83.4	88.7	159.3	173.3
Internal Medicine total	484.3	419.7	903.1	803.6
Oncology total	62.5	20.3	120.8	20.3
Ophthalmology total	57.4	—	96.0	—
Total Product sales	3,591.8	2,322.1	7,004.1	3,949.4
Royalties and other revenues:
SENSIPAR royalties	46.4	35.6	85.3	73.5
ADDERALL XR royalties	13.4	5.2	25.9	11.0
FOSRENOL royalties	12.1	11.4	20.7	20.6
3TC and ZEFFIX royalties	8.2	12.1	22.7	27.1
Other royalties and revenues	73.9	42.7	159.4	56.8
Total Royalties and other revenues	154.0	107.0	314.0	189.0
Total Revenues	$3,745.8	$2,429.1	$7,318.1	$4,138.4

23.    Subsequent Events

As part of the Board‘s ongoing commitment to optimize Shire’s portfolio and strategic focus, Shire is assessing strategic options for its Neuroscience franchise. These options may include the independent public listing of the Neuroscience franchise. Shire intends to complete this strategic review by year end.

On July 18, 2017, Shire entered into a licensing agreement with Novimmune S.A. ("Novimmune"). The license grants Shire exclusive worldwide rights to develop and commercialize a bi-specific antibody in pre-clinical development for the treatment of hemophilia A and hemophilia A patients with inhibitors. Under the terms of the agreement, Shire will develop, and if approved, commercialize the product. Shire made an initial $5.0 million upfront license payment. Novimmune will be entitled to receive additional potential milestone payments up to $335.0 million based on clinical, regulatory and commercial milestones and single-digit royalties.

24.    Guarantor Financial Information

On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.0% senior notes due 2018, 2.875% senior notes due 2020, 3.6% senior notes due 2022, 4.0% senior notes due 2025 and 5.25% senior notes due 2045 (collectively, “Baxalta Notes”), of Baxalta Inc., a 100% owned subsidiary of the Company. Amounts related to Baxalta Inc. and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of Baxalta Inc.'s acquisition.

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

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

	Condensed Consolidating Balance Sheet
As of June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1.9	$261.8	$261.8	$—	$263.7
Restricted cash	—	—	—	34.2	34.2	—	34.2
Accounts receivable, net	—	—	—	2,755.2	2,755.2	—	2,755.2
Inventories	—	—	—	3,325.3	3,325.3	—	3,325.3
Prepaid expenses and other current assets	1.4	—	96.3	680.8	680.8	—	778.5
Intercompany receivables	—	130.8	—	5,855.6	5,986.4	(5,986.4)	—
Short term intercompany loan receivable	—	1,696.9	—	—	1,696.9	(1,696.9)	—
Total current assets	1.4	1,827.7	98.2	12,912.9	14,740.6	(7,683.3)	7,156.9
Investments	38,242.3	—	36,293.0	12,612.9	12,612.9	(86,951.2)	197.0
Property, plant and equipment, net	—	—	9.7	6,544.8	6,544.8	—	6,554.5
Goodwill	—	—	—	19,482.1	19,482.1	—	19,482.1
Intangible assets, net	—	—	—	33,434.3	33,434.3	—	33,434.3
Deferred tax asset	—	—	272.1	122.6	122.6	(262.5)	132.2
Long term intercompany loan receivable	—	13,639.7	784.5	—	13,639.7	(14,424.2)	—
Other non-current assets	3.5	—	36.8	193.6	193.6	—	233.9
Total assets	$38,247.2	$15,467.4	$37,494.3	$85,303.2	$100,770.6	$(109,321.2)	$67,190.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.7	$84.4	$23.1	$3,732.8	$3,817.2	$—	$3,842.0
Short term borrowings and capital leases	735.0	1,696.9	747.6	25.4	1,722.3	—	3,204.9
Intercompany payables	5,672.4	—	314.0	—	—	(5,986.4)	—
Short term intercompany loan payable	—	—	—	1,696.9	1,696.9	(1,696.9)	—
Other current liabilities	3.0	—	70.9	315.7	315.7	—	389.6
Total current liabilities	6,412.1	1,781.3	1,155.6	5,770.8	7,552.1	(7,683.3)	7,436.5
Long term borrowings and capital leases	—	13,639.7	4,319.3	396.1	14,035.8	—	18,355.1
Deferred tax liability	—	—	—	8,050.5	8,050.5	(262.5)	7,788.0
Long term intercompany loan payable	—	—	—	14,424.2	14,424.2	(14,424.2)	—
Other non-current liabilities	570.0	—	60.6	1,715.6	1,715.6	—	2,346.2
Total liabilities	6,982.1	15,421.0	5,535.5	30,357.2	45,778.2	(22,370.0)	35,925.8
Total equity	31,265.1	46.4	31,958.8	54,946.0	54,992.4	(86,951.2)	31,265.1
Total liabilities and equity	$38,247.2	$15,467.4	$37,494.3	$85,303.2	$100,770.6	$(109,321.2)	$67,190.9

	Condensed Consolidating Balance Sheet
As of December 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$41.7	$487.1	$487.1	$—	$528.8
Restricted cash	—	—	—	25.6	25.6	—	25.6
Accounts receivable, net	—	—	—	2,616.5	2,616.5	—	2,616.5
Inventories	—	—	—	3,562.3	3,562.3	—	3,562.3
Prepaid expenses and other current assets	1.8	—	97.1	707.4	707.4	—	806.3
Intercompany receivables	—	120.5	—	5,154.4	5,274.9	(5,274.9)	—
Short term intercompany loan receivable	—	2,594.8	—	—	2,594.8	(2,594.8)	—
Total current assets	1.8	2,715.3	138.8	12,553.3	15,268.6	(7,869.7)	7,539.5
Investments	35,656.1	—	34,644.2	12,571.8	12,571.8	(82,680.5)	191.6
Property, plant and equipment, net	—	—	27.4	6,442.2	6,442.2	—	6,469.6
Goodwill	—	—	—	17,888.2	17,888.2	—	17,888.2
Intangible assets, net	—	—	—	34,697.5	34,697.5	—	34,697.5
Deferred tax asset	—	—	273.0	96.7	96.7	(273.0)	96.7
Long term intercompany loan receivable	—	14,431.0	480.7	—	14,431.0	(14,911.7)	—
Other non-current assets	3.9	—	33.8	114.6	114.6	—	152.3
Total assets	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.3	$85.7	$20.0	$4,205.4	$4,291.1	$—	$4,312.4
Short term borrowings and capital leases	450.0	2,594.8	—	23.2	2,618.0	—	3,068.0
Intercompany payables	5,247.1	—	27.8	—	—	(5,274.9)	—
Short term intercompany loans payable	—	—	—	2,594.8	2,594.8	(2,594.8)	—
Other current liabilities	—	—	64.6	298.3	298.3	—	362.9
Total current liabilities	5,698.4	2,680.5	112.4	7,121.7	9,802.2	(7,869.7)	7,743.3
Long term borrowings and capital leases	—	14,431.0	5,063.6	405.2	14,836.2	—	19,899.8
Deferred tax liability	—	—	—	8,595.7	8,595.7	(273.0)	8,322.7
Long term intercompany loans payable	610.1	—	—	14,301.6	14,301.6	(14,911.7)	—
Other non-current liabilities	405.3	—	61.8	1,654.5	1,654.5	—	2,121.6
Total liabilities	6,713.8	17,111.5	5,237.8	32,078.7	49,190.2	(23,054.4)	38,087.4
Total equity	28,948.0	34.8	30,360.1	52,285.6	52,320.4	(82,680.5)	28,948.0
Total liabilities and equity	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4

	Condensed Consolidating Statements of Operations
For the three months ended June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$3,591.8	$3,591.8	$—	$3,591.8
Royalties and other revenues	—	—	—	154.0	154.0	—	154.0
Total revenues	—	—	—	3,745.8	3,745.8	—	3,745.8
Costs and expenses:
Cost of sales	—	—	0.2	1,108.7	1,108.7	—	1,108.9
Research and development	—	—	—	542.4	542.4	—	542.4
Selling, general and administrative	8.7	—	4.2	886.2	886.2	—	899.1
Amortization of acquired intangible assets	—	—	—	434.1	434.1	—	434.1
Integration and acquisition costs	160.1	—	17.5	166.1	166.1	—	343.7
Reorganization costs	—	—	—	13.6	13.6	—	13.6
Loss on sale of product rights	—	—	—	4.8	4.8	—	4.8
Total operating expenses	168.8	—	21.9	3,155.9	3,155.9	—	3,346.6

Operating (loss)/income from continuing operations	(168.8)	—	(21.9)	589.9	589.9	—	399.2

Interest (expense)/income, net	(30.8)	6.1	(21.5)	(94.0)	(87.9)	—	(140.2)
Other income/(expense), net	1.8	—	(0.6)	1.3	1.3	—	2.5
Total other (expense)/income, net	(29.0)	6.1	(22.1)	(92.7)	(86.6)	—	(137.7)

(Loss)/income from continuing operations before income taxes and equity in income/(losses) of equity method investees	(197.8)	6.1	(44.0)	497.2	503.3	—	261.5
Income taxes	(0.7)	(2.9)	(16.2)	(4.5)	(7.4)	—	(24.3)
Equity in income/(losses) of equity method investees, net of taxes	438.8	—	86.9	4.3	4.3	(525.7)	4.3
Income/(loss) from continuing operations, net of taxes	240.3	3.2	26.7	497.0	500.2	(525.7)	241.5
Loss from discontinued operations, net of taxes	—	—	—	(1.2)	(1.2)	—	(1.2)
Net income/(loss)	240.3	3.2	26.7	495.8	499.0	(525.7)	240.3
Comprehensive income/(loss)	$1,667.5	$3.2	$1,401.8	$1,923.0	$1,926.2	$(3,328.0)	$1,667.5

	Condensed Consolidating Statements of Operations
For the six months ended June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$7,004.1	$7,004.1	$—	$7,004.1
Royalties and other revenues	—	—	—	314.0	314.0	—	314.0
Total revenues	—	—	—	7,318.1	7,318.1	—	7,318.1
Costs and expenses:
Cost of sales	—	—	1.4	2,434.5	2,434.5	—	2,435.9
Research and development	—	—	—	921.7	921.7	—	921.7
Selling, general and administrative	18.1	—	9.9	1,760.0	1,760.0	—	1,788.0
Amortization of acquired intangible assets	—	—	—	798.1	798.1	—	798.1
Integration and acquisition costs	164.7	—	43.1	251.9	251.9	—	459.7
Reorganization costs	—	—	—	19.1	19.1	—	19.1
Gain on sale of product rights	—	—	—	(0.7)	(0.7)	—	(0.7)
Total operating expenses	182.8	—	54.4	6,184.6	6,184.6	—	6,421.8

Operating (loss)/income from continuing operations	(182.8)	—	(54.4)	1,133.5	1,133.5	—	896.3

Interest (expense)/income, net	(61.1)	11.5	(42.9)	(186.9)	(175.4)	—	(279.4)
Other income/(expense), net	1.8	—	(0.1)	5.3	5.3	—	7.0
Total other (expense)/income, net	(59.3)	11.5	(43.0)	(181.6)	(170.1)	—	(272.4)

(Loss)/income from continuing operations before income taxes and equity in income/(losses) of equity method investees	(242.1)	11.5	(97.4)	951.9	963.4	—	623.9
Income taxes	0.8	(4.2)	(36.1)	8.4	4.2	—	(31.1)
Equity in income/(losses) of equity method investees, net of taxes	856.6	—	(39.9)	3.5	3.5	(816.7)	3.5
Income/(loss) from continuing operations, net of taxes	615.3	7.3	(173.4)	963.8	971.1	(816.7)	596.3
Gain from discontinued operations, net of taxes	—	—	—	19.0	19.0	—	19.0
Net income/(loss)	615.3	7.3	(173.4)	982.8	990.1	(816.7)	615.3
Comprehensive income/(loss)	$2,313.0	$7.3	$1,450.5	$2,677.0	$2,684.3	$(4,134.8)	$2,313.0

	Condensed Consolidating Statements of Operations
For the three months ended June 30, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$2,322.1	$2,322.1	$—	$2,322.1
Royalties and other revenues	—	—	—	107.0	107.0	—	107.0
Total revenues	—	—	—	2,429.1	2,429.1	—	2,429.1
Costs and expenses:
Cost of sales	—	—	—	778.1	778.1	—	778.1
Research and development	—	—	—	294.8	294.8	—	294.8
Selling, general and administrative	18.8	—	6.9	649.6	649.6	—	675.3
Amortization of acquired intangible assets	—	—	—	213.0	213.0	—	213.0
Integration and acquisition costs		—	211.8	151.2	151.2	—	363.0
Reorganization costs	—	—	—	11.0	11.0	—	11.0
Gain on sale of product rights	—	—	—	(2.3)	(2.3)	—	(2.3)
Total operating expenses	18.8	—	218.7	2,095.4	2,095.4	—	2,332.9

Operating (loss)/income from continuing operations	(18.8)	—	(218.7)	333.7	333.7	—	96.2

Interest (expense)/income, net	(22.6)	1.6	(6.3)	(58.3)	(56.7)	—	(85.6)
Other income/(expense), net	1.2	—	7.7	(2.9)	(2.9)	—	6.0
Total other (expense)/income, net	(21.4)	1.6	1.4	(61.2)	(59.6)	—	(79.6)

(Loss)/income from continuing operations before income taxes and equity in (losses)/income of equity method investees	(40.2)	1.6	(217.3)	272.5	274.1	—	16.6
Income taxes	0.9	(0.4)	58.8	11.6	11.2	—	70.9
Equity in (losses)/income of equity method investees, net of taxes	(122.8)	—	(130.9)	(0.9)	(0.9)	253.7	(0.9)
(Loss)/income from continuing operations, net of taxes	(162.1)	1.2	(289.4)	283.2	284.4	253.7	86.6
Loss from discontinued operations, net of taxes	—	—	—	(248.7)	(248.7)	—	(248.7)
Net (loss)/income	(162.1)	1.2	(289.4)	34.5	35.7	253.7	(162.1)
Comprehensive (loss)/income	$(388.5)	$1.2	$(475.6)	$(191.1)	$(189.9)	$665.5	$(388.5)

	Condensed Consolidating Statements of Operations
For the six months ended June 30, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$3,949.4	$3,949.4	$—	$3,949.4
Royalties and other revenues	—	—	—	189.0	189.0	—	189.0
Total revenues	—	—	—	4,138.4	4,138.4	—	4,138.4
Costs and expenses:
Cost of sales	—	—	—	1,026.7	1,026.7	—	1,026.7
Research and development	—	—	—	511.9	511.9	—	511.9
Selling, general and administrative	35.8	—	6.9	1,107.5	1,107.5	—	1,150.2
Amortization of acquired intangible assets	—	—	—	347.6	347.6	—	347.6
Integration and acquisition costs	—	—	211.8	242.3	242.3	—	454.1
Reorganization costs	—	—	—	14.3	14.3	—	14.3
Gain on sale of product rights	—	—	—	(6.5)	(6.5)	—	(6.5)
Total operating expenses	35.8	—	218.7	3,243.8	3,243.8	—	3,498.3

Operating (loss)/income from continuing operations	(35.8)	—	(218.7)	894.6	894.6	—	640.1

Interest expense, net	(44.5)	(20.2)	(6.3)	(58.3)	(78.5)	—	(129.3)
Other income/(expense), net	0.9	—	7.7	(11.1)	(11.1)	—	(2.5)
Total other (expense)/income, net	(43.6)	(20.2)	1.4	(69.4)	(89.6)	—	(131.8)

(Loss)/income from continuing operations before income taxes and equity in income/(losses) of equity method investees	(79.4)	(20.2)	(217.3)	825.2	805.0	—	508.3
Income taxes	1.9	5.1	58.8	(77.0)	(71.9)	—	(11.2)
Equity in income/(losses) of equity method investees, net of taxes	334.4	—	(130.9)	(1.0)	(1.0)	(203.5)	(1.0)
Income/(losses) from continuing operations, net of taxes	256.9	(15.1)	(289.4)	747.2	732.1	(203.5)	496.1
Loss from discontinued operations, net of taxes	—	—	—	(239.2)	(239.2)	—	(239.2)
Net income/(loss)	256.9	(15.1)	(289.4)	508.0	492.9	(203.5)	256.9
Comprehensive income/(loss)	$54.9	$(15.1)	$(475.6)	$305.9	$290.8	$184.8	$54.9

	Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in)/provided by operating activities	$(36.0)	$4.5	$(1.8)	$1,715.2	$1,719.7	$—	$1,681.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(760.6)	—	(343.5)	(1,928.0)	(1,928.0)	3,032.1	—
Movements in restricted cash	—	—	—	(8.6)	(8.6)	—	(8.6)
Purchases of PP&E and non-current investments	—	—	—	(391.1)	(391.1)	—	(391.1)
(Payment)/proceeds from sale of investments	—	—	(4.0)	44.6	44.6	—	40.6
Other, net	—	—	2.0	1.2	1.2	—	3.2
Net cash (used in)/provided by investing activities	(760.6)	—	(345.5)	(2,281.9)	(2,281.9)	3,032.1	(355.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,110.0	—	—	1.9	1.9	—	2,111.9
Repayment of revolving line of credit, long term and short term borrowings	(1,825.0)	(1,700.0)	—	(2.9)	(1,702.9)	—	(3,527.9)
Proceeds from/to intercompany borrowings	539.0	1,695.5	303.7	493.9	2,189.4	(3,032.1)	—
Payment of dividend	(27.6)	—	—	(207.1)	(207.1)	—	(234.7)
Proceeds from exercise of options	0.2	—	4.6	74.7	74.7	—	79.5
Other, net	—	—	(0.8)	(23.2)	(23.2)	—	(24.0)
Net cash provided by/(used in) financing activities	796.6	(4.5)	307.5	337.3	332.8	(3,032.1)	(1,595.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.1	4.1	—	4.1
Net decrease in cash and cash equivalents	—	—	(39.8)	(225.3)	(225.3)	—	(265.1)
Cash and cash equivalents at beginning of period	—	—	41.7	487.1	487.1	—	528.8
Cash and cash equivalents at end of period	$—	$—	$1.9	$261.8	$261.8	$—	$263.7

	Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in)/provided by operating activities	$(13.8)	$63.5	$1.6	$929.1	$992.6	$—	$980.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(1,900.0)	(17,922.0)	—	(2,576.6)	(20,498.6)	22,398.6	—
Movements in restricted cash	—	—	—	67.2	67.2	—	67.2
Purchases of subsidiary undertakings and businesses, net of cash acquired	—	—	—	(17,476.2)	(17,476.2)	—	(17,476.2)
Purchases of PP&E and non-current investments	—	—	(1.9)	(177.2)	(177.2)	—	(179.1)
Other, net	—	—	—	3.3	3.3	—	3.3
Net cash (used in)/provided by investing activities	(1,900.0)	(17,922.0)	(1.9)	(20,159.5)	(38,081.5)	22,398.6	(17,584.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	905.0	17,990.0	—	—	17,990.0	—	18,895.0
Repayment of revolving line of credit, long term and short term borrowings	(1,500.0)	—	—	(0.3)	(0.3)	—	(1,500.3)
Proceeds from intercompany borrowings	2,523.2	—	53.4	19,822.0	19,822.0	(22,398.6)	—
Payment of dividend	(14.4)	—	—	(115.8)	(115.8)	—	(130.2)
Debt issuance costs	—	(131.5)	—	19.2	(112.3)	—	(112.3)
Proceeds from exercise of options	—	—	0.1	—	—	—	0.1
Other, net	—	—	0.2	11.7	11.7	—	11.9
Net cash provided by/(used in) financing activities	1,913.8	17,858.5	53.7	19,736.8	37,595.3	(22,398.6)	17,164.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1.9)	(1.9)	—	(1.9)
Net increase/(decrease) in cash and cash equivalents	—	—	53.4	504.5	504.5	—	557.9
Cash and cash equivalents at beginning of period	—	—	—	135.5	135.5	—	135.5
Cash and cash equivalents at end of period	$—	$—	$53.4	$640.0	$640.0	$—	$693.4

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

Significant Events in the Three Months Ended June 30, 2017 and Recent Developments

Corporate Strategy

Shire to assess strategic options for its Neuroscience franchise

•
As part of the Board‘s ongoing commitment to optimize Shire’s portfolio and strategic focus, Shire is assessing strategic options for its Neuroscience franchise. These options may include the independent public listing of the Neuroscience franchise. Shire intends to complete this strategic review by year end.

Business Development

Shire entered into a licensing agreement for Novimmune bi-specific antibody

•
On July 18, 2017, Shire entered into a licensing agreement with Novimmune S.A. The license grants Shire exclusive worldwide rights to develop and commercialize a bi-specific antibody in pre-clinical development for the treatment of hemophilia A and hemophilia A patients with inhibitors.

Products

FIRAZYR for the treatment of HAE in Japan

•	On July 6, 2017, Shire submitted a Japanese New Drug Application to the Pharmaceutical and Medical Devices Agency in Japan for the treatment of HAE.

VEYVONDI for the treatment of adults affected by Von Willebrand Disease ("VWD")

•
On June 22, 2017, Shire announced that the European Medicines Agency ("EMA") validated the Marketing Authorization Application for VEYVONDI to prevent and treat bleeding episodes and peri-operative bleeding in adults (age 18 and older) diagnosed with VWD.

MYDAYIS for the treatment of attention deficit hyperactivity disorder ("ADHD")

•
On June 20, 2017, Shire announced that the U.S. Food and Drug Administration ("FDA") approved MYDAYIS (mixed salts of a single-entity amphetamine product), a once-daily treatment comprised of three different types of drug-releasing beads for patients aged 13 years and older with ADHD.

INTUNIV for the treatment of ADHD in Japan

•	On May 29, 2017, Shire's partner in Japan, Shionogi & Co., Ltd, launched INTUNIV for the treatment of ADHD in children and adolescents from six to 17 years old.

Pipeline

SHP654 for the treatment of hemophilia A

•
On July 6, 2017, Shire announced the submission of an investigational new drug application ("IND") application to the FDA for SHP654, an investigational factor VIII (FVIII) gene therapy for the treatment of hemophilia A.

SHP643 for the treatment of HAE

•
On May 18, 2017, Shire announced positive topline Phase 3 results for the HELP Study, which evaluated the efficacy and safety of subcutaneously administered lanadelumab in patients 12 years of age or older with HAE. The study met its primary endpoint and all secondary endpoints.

SHP647 for the treatment of ulcerative colitis

•
On May 17, 2017, Shire announced the publication of positive Phase 2 results for the TURANDOT Study. The study met its primary endpoint, demonstrating significantly greater remission rates in patients receiving the anti-MAdCAM antibody. Shire continues to work towards the initiation of a pivotal Phase 3 trial for SHP647 in the second half of 2017.

SHP680 for the treatment of multiple neurological conditions

•
Shire is advancing clinical development of SHP680, targeting indications for multiple neurological conditions with high unmet need. SHP680 is a new chemical entity prodrug of d-amphetamine, which has previously been studied in Phase 1 clinical trials, demonstrating a unique PK profile. It belongs to a class of molecules with an established and well understood safety profile.

Board Changes

In accordance with Shire's normal succession planning, the Company announced that the following Non-Executive Directors will retire from the Board with effect from the conclusion of the 2018 Annual General Meeting (“AGM”):

•	William M. Burns, Senior Independent Director

•	David Ginsburg, Chairman of the Science & Technology Committee

•	Anne Minto, Chairman of the Remuneration Committee

Al Stroucken, Non-Executive Director, will assume the position of Chairman of the Remuneration Committee effective August 3, 2017. Anne Minto will continue to serve as a member of the Remuneration Committee to enable a period of transition until her retirement from the Board. Anne will fully support Al in the shareholder consultation process ahead of the publication of the new Directors’ Remuneration Policy that will be put forward for shareholder approval at the 2018 AGM. The Board, supported by the Nomination & Governance Committee, will continue to evaluate Board and committee membership, including succession plans for the roles of Senior Independent Director and Chairman of the Science & Technology Committee, and will announce further changes once finalized.

Dividend

In respect of the six months ended June 30, 2017, the Board resolved to pay an interim dividend of 0.0509 U.S. dollars per ordinary share (2016: 0.0463 U.S. dollars per ordinary share).

Dividend payments will be made in Pounds sterling to holders of ordinary shares and in U.S. dollars to holders of ADSs. A dividend of 0.0385(1) Pounds sterling per ordinary share (2016: 0.0351 Pounds sterling) and 0.1527 U.S. dollars per ADS (2016: 0.1389 U.S. dollars) will be paid on October 20, 2017, to shareholders on the register as of the close of business on September 8, 2017.

Holders of ordinary shares are notified that, in order to receive UK sourced dividends via Shire’s Income Access Share arrangements (“IAS Arrangements”), they need to have submitted a valid IAS Arrangements election form to the Company’s Registrar, Equiniti, by no later than 5pm (BST) on September 22, 2017. Holders of ordinary shares are advised that:

•
any previous elections made using versions of the IAS Arrangements election form in use prior to February 16, 2016, and any elections deemed to have been made prior to April 28, 2016, are no longer valid; and

•
if they do not elect, or have not elected using the newly formatted IAS Arrangements election forms published on or after February 16, 2016, to receive UK sourced dividends via Shire’s IAS Arrangements, their dividends will be Irish sourced and therefore incur Irish dividend withholding tax, subject to applicable exemptions.

Internet links to the newly formatted IAS Arrangements election forms can be found at:
http://investors.shire.com/shareholder-information/shareholder-forms.aspx

(1) Translated using a GBP:USD exchange rate of 1.3221.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Product sales

The following table provides an analysis of the Company’s Product sales:

(In millions, except %)	Three months ended June 30,			Six months ended June 30,
Product sales:	2017	2016	Product sales growth	2017	2016	Product sales growth
HEMOPHILIA	$743.9	$275.6	N/M	$1,394.3	$275.6	N/M
INHIBITOR THERAPIES	220.7	74.0	N/M	441.2	74.0	N/M
Hematology total	964.6	349.6	N/M	1,835.5	349.6	N/M
CINRYZE	175.9	173.0	2%	401.8	337.2	19%
ELAPRASE	161.0	154.0	5%	301.6	277.6	9%
FIRAZYR	137.4	136.7	1%	265.9	265.0	—%
REPLAGAL	122.1	118.4	3%	231.8	221.6	5%
VPRIV	87.9	88.0	—%	167.7	171.6	(2)%
KALBITOR	20.6	17.7	16%	32.3	28.1	15%
Genetic Diseases total	704.9	687.8	2%	1,401.1	1,301.1	8%
IMMUNOGLOBULIN THERAPIES	510.5	138.2	N/M	1,008.8	138.2	N/M
BIO THERAPEUTICS	172.2	51.3	N/M	350.1	51.3	N/M
Immunology total	682.7	189.5	N/M	1,358.9	189.5	N/M
VYVANSE	518.2	517.7	—%	1,081.9	1,026.9	5%
ADDERALL XR	71.4	101.8	(30)%	136.3	200.6	(32)%
MYDAYIS	15.7	—	N/A	15.7	—	N/A
Other Neuroscience	30.1	35.7	(16)%	54.8	57.8	(5)%
Neuroscience total	635.4	655.2	(3)%	1,288.7	1,285.3	—%
LIALDA/MEZAVANT	207.8	193.7	7%	382.9	361.7	6%
PENTASA	83.3	72.9	14%	152.4	136.9	11%
GATTEX/REVESTIVE	75.3	44.5	69%	144.3	96.2	50%
NATPARA	34.5	19.9	73%	64.2	35.5	81%
Other Internal Medicine	83.4	88.7	(6)%	159.3	173.3	(8)%
Internal Medicine total	484.3	419.7	15%	903.1	803.6	12%
Oncology total	62.5	20.3	N/M	120.8	20.3	N/M
Ophthalmology total	57.4	—	N/A	96.0	—	N/A
Total Product sales	$3,591.8	$2,322.1	55%	$7,004.1	$3,949.4	77%
N/M: Baxalta sales have only been included in the consolidated results of the Company since the date of acquisition; therefore, Product sales growth as a percentage is not meaningful.

Hematology

Hematology was acquired with Baxalta in June 2016 and includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX) and inhibitor therapies. Hematology product sales, totaling $964.6 million and $1,835.5 million, respectively, are included in Product sales for the three and six months ended June 30, 2017, representing 27% and 26% of Shire’s reported Product sales, respectively.

Genetic Diseases

Genetic Diseases product sales for the three and six months ended June 30, 2017 increased by 2% and 8%, respectively, compared to the corresponding periods in 2016. Growth was primarily driven by the Company's lysosomal storage diseases portfolio and CINRYZE.

ELAPRASE product sales for the three and six months ended June 30, 2017 increased by 5% and 9%, respectively, while REPLAGAL sales increased by 3% and 5%, respectively, compared to the corresponding periods in 2016. Both products benefited from an increase in the number of patients on therapy.

CINRYZE product sales for the three and six months ended June 30, 2017 increased by 2% and 19%, respectively. The growth in the three months ended June 30, 2017 was primarily due to an increase in number of patients, partially offset by destocking during the second quarter of 2017. The growth in the six months ended June 30, 2017 was primarily due to an increase in number of patients and the impact of U.S. stocking in the first half of 2017.

Immunology

Immunology was acquired with Baxalta in June 2016 and includes product sales of antibody-replacement immunoglobulin and bio therapeutics therapies. Immunology product sales, totaling $682.7 million and $1,358.9 million, respectively, are included in Product sales for the three and six months ended June 30, 2017, representing 19% of Shire’s reported Product sales, in each respective period.

Neuroscience

Neuroscience product sales for the three months ended June 30, 2017 decreased by 3% compared to the corresponding period in 2016, primarily driven by ADDERALL XR. Product sales for the six months ended June 30, 2017 increased less than 1% compared to the corresponding period in 2016.

ADDERALL XR sales decreased by 30% and 32%, respectively, during the three and six months ended June 30, 2017 compared to the corresponding periods in 2016, primarily due to additional generic competition since August 2016.

VYVANSE product sales increased by less than 1% and 5% for the three and six months ended June 30, 2017, respectively, compared with the corresponding periods in 2016. The three months ended June 30, 2017 growth was impacted by destocking in the second quarter of 2017 compared to stocking in the corresponding period in 2016. During the six months ended June 30, 2017, VYVANSE sales increased due to year-over-year prescription growth in the U.S., the benefit of a price increase taken since the first quarter of 2016 and growth in the Company's international markets, partially offset by destocking.

MYDAYIS, approved by the FDA on June 20, 2017, contributed $15.7 million of product sales related to launch stocking.

Internal Medicine

Internal Medicine product sales increased by 15% and 12%, respectively, during the three and six months ended June 30, 2017, compared to the corresponding periods in 2016, with growth primarily driven by GATTEX/REVESTIVE and NATPARA.

GATTEX/REVESTIVE and NATPARA reported increased product sales of 69% and 73% during the three months ended June 30, 2017 and 50% and 81% during the six months ended June 30, 2017, respectively, primarily due to an increase in the numbers of patients on therapy.

During the second quarter of 2017, a generic version of LIALDA was approved by the FDA; Shire expects generic competition to negatively impact future LIALDA product sales.

Oncology

Oncology was acquired with Baxalta in June 2016 and includes sales of ONCASPAR and ONIVYDE, the latter of which was approved in the EU on October 18, 2016. Oncology product sales, totaling reported sales of $62.5 million and $120.8 million respectively, are included in Product sales for the three and six months ended June 30, 2017, representing 2% Shire’s reported Product sales, in each respective period.

Ophthalmology

Ophthalmology product sales relate to XIIDRA, which was made available to patients starting on August 29, 2016. XIIDRA contributed $57.4 million and $96.0 million of product sales during the three and six months ended June 30, 2017.

Royalties and other revenues

The following table provides an analysis of Shire’s income from royalties and other revenues:

	Three months ended June 30,			Six months ended June 30,
(In millions, except %)	2017	2016	Change %	2017	2016	Change %
SENSIPAR royalties	$46.4	$35.6	30%	$85.3	$73.5	16%
ADDERALL XR royalties	13.4	5.2	158%	25.9	11.0	135%
FOSRENOL royalties	12.1	11.4	6%	20.7	20.6	—%
3TC and ZEFFIX royalties	8.2	12.1	(32)%	22.7	27.1	(16)%
Other royalties and revenues	73.9	42.7	73%	159.4	56.8	181%
Total Royalties and other revenues	$154.0	$107.0	44%	$314.0	$189.0	66%

Royalties and other revenues increased 44% and 66%, respectively, during the three and six months ended June 30, 2017 compared to the corresponding periods in 2016, primarily due to the inclusion of contract manufacturing revenue acquired with Baxalta.

Cost of sales

Cost of sales as a percentage of Total revenues decreased to 30% for the three months ended June 30, 2017, compared to 32% for the corresponding period in 2016, primarily due to lower expense related to the unwind of inventory fair value adjustments. Cost of sales as a percentage of Total revenues increased to 33% for the six months ended June 30, 2017, compared to 25% in the corresponding period in 2016, primarily due to the impact of the unwind of inventory fair value adjustments and increased depreciation following the acquisition of Baxalta on June 3, 2016.

For the three and six months ended June 30, 2017, Cost of sales included depreciation of $67.0 million and $139.1 million, respectively (2016: $22.4 million and $30.7 million, respectively).

Research and development

In the three and six months ended June 30, 2017, Research and development expenses increased by $247.6 million and $409.8 million, or 84% and 80%, respectively, compared to the corresponding periods in 2016, primarily due to milestone and upfront payments associated with license arrangements and the inclusion of Baxalta costs.

For the three and six months ended June 30, 2017, Research and development included depreciation of $12.8 million and $26.2 million, respectively (2016: $5.8 million and $11.7 million, respectively).

Selling, general and administrative

In the three and six months ended June 30, 2017, Selling, general and administrative expenses increased by $223.8 million and $637.8 million, or 33% and 55%, compared to the corresponding periods in 2016, primarily due to the inclusion of Baxalta related costs and increased XIIDRA marketing costs.

For the three and six months ended June 30, 2017, Selling, general and administrative expenses included depreciation of $40.9 million and $78.3 million, respectively (2016: $19.7 million and $39.8 million, respectively).

Amortization of acquired intangible assets

For the three and six months ended June 30, 2017, Shire recorded Amortization of acquired intangible assets of $434.1 million and $798.1 million, respectively, compared to $213.0 million and $347.6 million, respectively, in the corresponding periods in 2016. The increase is primarily related to amortization on the intangible assets acquired with the acquisition of Baxalta.

Integration and acquisition costs

In the three and six months ended June 30, 2017, Shire recorded Integration and acquisition costs of $343.7 million and $459.7 million, respectively, compared to $363.0 million and $454.1 million, respectively, in the corresponding periods in 2016.

In 2017, Integration and acquisition costs included a net charge of $151.2 million, primarily relating to the change in fair value of contingent consideration for SHP643, which was acquired from Dyax in 2016. The Baxalta integration and acquisition costs include $80.2 million and $117.1 million, respectively, of employee severance and acceleration of stock compensation, $50.4 million and $85.6 million, respectively, of third-party professional fees and $17.2 million and $41.7 million, respectively, of expenses associated with facility consolidations for the three and six months ended June 30, 2017. The Company also recognized $33.6 million of expenses during the three and six months ended June 30, 2017 related to asset impairments.

For the three and six months ended June 30, 2016, Integration and acquisition costs primarily consist of $67.1 million and $125.6 million, respectively, of acquisition costs including legal, investment banking and other transaction-related fees, $254.5 million and $265.5 million, respectively, of employee severance and acceleration of stock compensation, $79.2 million and $89.2 million, respectively, of third-party professional fees and $56.5 million and $45.1 million, respectively, of change in fair value of contingent consideration.

Interest expense

For the three and six months ended June 30, 2017, Shire incurred Interest expense of $141.3 million and $283.6 million, respectively, primarily due to higher interest expense incurred on borrowings used to fund the acquisitions of Dyax and Baxalta.

For the three and six months ended June 30, 2016, Shire incurred Interest expense of $87.2 million and $131.9 million, respectively, primarily related to the interest and amortization of financing fees incurred on borrowings to fund the acquisition of Dyax and the amortization of one-time upfront arrangement fees incurred on borrowings associated with the acquisition of Baxalta.

Taxation

The effective tax rate on income from continuing operations for the three and six months ended June 30, 2017 was 9% and 5% (2016: -427% and 2%), respectively.

The effective tax rate for the three and six months ended June 30, 2017 and 2016 was driven by the combined impact of the relative quantum of profit before tax for the period by jurisdiction as well as acquisition and integration costs in higher tax territories.

Discontinued operations

The loss from discontinued operations for the three months ended June 30, 2017 was $1.2 million, net of taxes, and the gain for the six months ended June 30, 2017 was $19.0 million, net of taxes. The loss during the three months ended June 30, 2017 was primarily related to the divested DERMAGRAFT business and the gain during the six months ended June 30, 2017 was primarily due to the return of funds previously held in escrow related to the acquisition of the DERMAGRAFT business.

The loss from discontinued operations for the three and six months ended June 30, 2016 was $248.7 million and $239.2 million, respectively, net of taxes, primarily related to the establishment of legal contingencies related to the divested DERMAGRAFT business.

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

Shire’s Consolidated Balance Sheets include $263.7 million of Cash and cash equivalents as of June 30, 2017.

Shire has a revolving credit facility ("RCF") of $2,100.0 million, which matures in 2021, $735.0 million of which was utilized as of June 30, 2017. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of June 30, 2017, $3.3 billion of this term loan facility was outstanding. The facility matures in different tranches through November 2018 and $1.7 billion is due within the next twelve months.

In connection with the acquisition of Baxalta, Shire assumed $5.0 billion of unsecured senior notes previously issued by Baxalta, of which $750.0 million is due within the next twelve months and issued $12.1 billion of unsecured senior notes in September 2016, of which none are due for repayment in the next twelve months.

The details of these financing arrangements are included in Note 13, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of June 30, 2017, these lines of credit were not utilized.

The Company may also engage in financing activities from time to time, including accessing the debt or equity capital markets.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of borrowings and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF and through new borrowings (including issuances of debt securities) or the issuance of new equity, if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash), as of June 30, 2017 and December 31, 2016:

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$263.7	$528.8

Long term borrowings (excluding capital leases)	(18,011.3)	(19,552.6)
Short term borrowings (excluding capital leases)	(3,198.1)	(3,061.6)
Capital leases	(350.6)	(353.6)
Total debt	$(21,560.0)	$(22,967.8)
Net debt	$(21,296.3)	$(22,439.0)

•
Net debt is a non-GAAP measure. Net debt represents U.S. GAAP Cash and cash equivalents less U.S. GAAP short and long term borrowings and capital leases (see above). The Company believes that Net debt is a useful measure as it indicates the level of borrowings after taking account of the Cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

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

Cash flow activity

Net cash provided by operating activities increased by $701.5 million, or 72%, to $1,681.9 million (2016: $980.4 million) during the six months ended June 30, 2017, primarily due to increased cash receipts from higher sales, partially offset by a payment of $351.6 million associated with the settlement of the DERMAGRAFT litigation.

Net cash used in investing activities was $355.9 million during the six months ended June 30, 2017, principally relating to cash paid for purchases of PP&E and long term investments.

Net cash used in financing activities was $1,595.2 million during the six months ended June 30, 2017. This includes $1,700.0 million of scheduled and advance repayments under the November 2015 Facility B and a dividend payment of $234.7 million, which was partially offset by $285.0 million of increased borrowings under the RCF and $79.5 million of cash proceeds from the exercise of options.

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

Critical Accounting Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases and pension costs. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, of Shire's 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's critical accounting policies during the three and six months ended June 30, 2017.

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

As of June 30, 2017 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 20, Legal and Other Proceedings, to these Unaudited Consolidated Financial Statements included in Part I: Item 1. Financial Statements of this Form 10-Q.

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

Date: August 3, 2017	/s/ Dr. Flemming Ornskov Dr. Flemming Ornskov Chief Executive Officer

Date: August 3, 2017	/s/ Jeffrey Poulton Jeffrey Poulton Chief Financial Officer