Form 10-Q
period 2017-09-30
Shire plc
filed 2017-10-27
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2017

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
Yes ☐    No ☒
As of October 23, 2017 the number of outstanding ordinary shares of the Registrant was 908,613,457.

SHIRE PLC

Form 10-Q for the Quarterly Period Ended September 30, 2017

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

•
failure to achieve the strategic objectives, including expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits at the time anticipated or at all with respect to Shire’s acquisitions, including NPS Pharmaceuticals Inc. (“NPS”), Dyax Corp. (“Dyax”) or Baxalta Incorporated (“Baxalta”), may adversely affect Shire’s financial condition and results of operations;

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

Part I: Financial Information
Item 1. Financial Statements

SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value of shares)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$209.3	$528.8
Restricted cash	34.3	25.6
Accounts receivable, net	2,840.7	2,616.5
Inventories	3,427.3	3,562.3
Prepaid expenses and other current assets	779.9	806.3
Total current assets	7,291.5	7,539.5
Investments	199.7	191.6
Property, plant and equipment ("PP&E"), net	6,579.5	6,469.6
Goodwill	19,718.4	17,888.2
Intangible assets, net	33,350.3	34,697.5
Deferred tax asset	94.6	96.7
Other non-current assets	242.5	152.3
Total assets	$67,476.5	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,870.5	$4,312.4
Short term borrowings and capital leases	2,629.2	3,068.0
Other current liabilities	961.4	362.9
Total current liabilities	7,461.1	7,743.3
Long term borrowings and capital leases	17,956.0	19,899.8
Deferred tax liability	7,681.7	8,322.7
Other non-current liabilities	1,723.1	2,121.6
Total liabilities	34,821.9	38,087.4
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 915.9 shares issued and outstanding (2016: 1,500 shares authorized; and 912.2 shares issued and outstanding)	81.5	81.3
Additional paid-in capital	25,020.9	24,740.9
Treasury stock: 8.4 shares (2016: 9.1 shares)	(283.0)	(301.9)
Accumulated other comprehensive income/(loss)	969.1	(1,497.6)
Retained earnings	6,866.1	5,925.3
Total equity	32,654.6	28,948.0
Total liabilities and equity	$67,476.5	$67,035.4
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales	$3,533.8	$3,315.4	$10,537.9	$7,264.8
Royalties and other revenues	163.8	136.7	477.8	325.7
Total revenues	3,697.6	3,452.1	11,015.7	7,590.5
Costs and expenses:
Cost of sales	1,001.4	1,736.2	3,437.3	2,762.9
Research and development	402.8	511.1	1,324.5	1,023.0
Selling, general and administrative	859.7	875.6	2,647.7	2,025.8
Amortization of acquired intangible assets	482.4	354.9	1,280.5	702.5
Integration and acquisition costs	237.0	284.5	696.7	738.6
Reorganization costs	5.4	101.4	24.5	115.7
Loss/(gain) on sale of product rights	0.3	(5.7)	(0.4)	(12.2)
Total operating expenses	2,989.0	3,858.0	9,410.8	7,356.3

Operating income/(loss) from continuing operations	708.6	(405.9)	1,604.9	234.2

Interest income	1.5	9.3	5.7	11.9
Interest expense	(141.8)	(186.9)	(425.4)	(318.8)
Other (expense)/income, net	(0.2)	(13.7)	6.8	(16.2)
Total other expense, net	(140.5)	(191.3)	(412.9)	(323.1)

Income/(loss) from continuing operations before income taxes and equity in (losses)/earnings of equity method investees	568.1	(597.2)	1,192.0	(88.9)
Income taxes	(13.5)	229.6	(44.6)	218.4
Equity in (losses)/earnings of equity method investees, net of taxes	(3.4)	(0.9)	0.1	(1.9)
Income/(loss) from continuing operations, net of taxes	551.2	(368.5)	1,147.5	127.6
(Loss)/gain from discontinued operations, net of taxes	(0.4)	(18.3)	18.6	(257.5)
Net income/(loss)	$550.8	$(386.8)	$1,166.1	$(129.9)
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited, in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings/(loss) per Ordinary Share – basic
Earnings/(loss) from continuing operations	$0.61	$(0.41)	$1.27	$0.18
(Loss)/gain from discontinued operations	(0.00)	(0.02)	0.02	(0.36)
Earnings/(loss) per Ordinary Share – basic	$0.61	$(0.43)	$1.29	$(0.18)

Earnings/(loss) per Ordinary Share – diluted
Earnings/(loss) from continuing operations	$0.60	$(0.41)	$1.26	$0.18
(Loss)/earnings from discontinued operations	(0.00)	(0.02)	0.02	(0.36)
Earnings/(loss) per Ordinary Share – diluted	$0.60	$(0.43)	$1.28	$(0.18)

Weighted average number of shares:
Basic	907.2	900.2	905.9	725.5
Diluted	911.6	900.2	912.1	725.5
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income/(loss)	$550.8	$(386.8)	$1,166.1	$(129.9)
Other comprehensive income/(loss):
Foreign currency translation adjustments	744.6	234.3	2,441.1	38.8
Pension and other employee benefits (net of tax expense of $nil and $0.9 for the three and nine months ended September 30, 2017, and $nil for both the three and nine months ended September 30, 2016, respectively)	0.4	—	11.0	—
Unrealized gain on available-for-sale securities (net of tax expense of $5.5 and $7.2 for the three and nine months ended September 30, 2017, and tax expense of $2.4 and $1.0 for the three and nine months ended September 30, 2016, respectively)	23.8	15.1	20.3	10.4
Hedging activities (net of tax benefit of $nil and $3.2 for the three and nine months ended September 30, 2017, and net of tax expense of $1.2 and tax benefit of $0.5 for the three and nine months ended September 30, 2016, respectively)	0.2	2.2	(5.7)	0.4
Comprehensive income/(loss)	$1,319.8	$(135.2)	$3,632.8	$(80.3)

The components of Accumulated other comprehensive income/(loss) as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$935.7	$(1,505.4)
Pension and other employee benefits, net of taxes	5.8	(5.2)
Unrealized holding gain on available-for-sale securities, net of taxes	26.9	6.6
Hedging activities, net of taxes	0.7	6.4
Accumulated other comprehensive income/(loss)	$969.1	$(1,497.6)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive (loss)/income	Retained earnings	Total equity
As of January 1, 2017	912.2	$81.3	$24,740.9	$(301.9)	$(1,497.6)	$5,925.3	$28,948.0
Net income	—	—	—	—	—	1,166.1	1,166.1
Other comprehensive income, net of tax	—	—	—	—	2,466.7	—	2,466.7
Shares issued under employee benefit plans and other	3.7	0.2	109.6	—	—	—	109.8
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	10.7	—	—	28.3	39.0
Share-based compensation	—	—	159.7	—	—	—	159.7
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	18.9	—	(18.9)	—
Dividends	—	—	—	—	—	(234.7)	(234.7)
As of September 30, 2017	915.9	$81.5	$25,020.9	$(283.0)	$969.1	$6,866.1	$32,654.6

Dividends per share

During the nine months ended September 30, 2017, Shire plc declared and paid dividends of $0.257 U.S. per ordinary share (equivalent to $0.771 U.S. per ADS) totaling $234.7 million. During the nine months ended September 30, 2016, Shire plc declared and paid dividends of $0.2216 U.S. per ordinary share (equivalent to $0.6648 U.S. per ADS) totaling $130.2 million.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,166.1	$(129.9)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,644.0	877.8
Share based compensation	159.7	269.6
Amortization of deferred financing fees	10.9	121.7
Expense related to the unwind of inventory fair value adjustments	688.7	1,097.3
Change in deferred taxes	(392.4)	(546.9)
Change in fair value of contingent consideration	144.3	(34.8)
Impairment of PP&E and intangible assets	167.6	98.1
Other, net	88.3	35.3
Changes in operating assets and liabilities:
Increase in accounts receivable	(301.5)	(411.2)
Increase in sales deduction accrual	94.0	108.2
Increase in inventory	(245.2)	(228.0)
Decrease/(increase) in prepayments and other assets	70.4	(66.4)
(Decrease)/increase in accounts payable and other liabilities	(557.8)	315.2
Net cash provided by operating activities	2,737.1	1,506.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of PP&E and long term investments	(565.5)	(402.5)
Purchases of businesses, net of cash acquired	—	(17,476.2)
Proceeds from sale of investments	48.1	0.6
Movements in restricted cash	(8.6)	68.3
Other, net	34.8	(1.5)
Net cash used in investing activities	(491.2)	(17,811.3)
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in millions)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,261.6	31,742.3
Repayment of revolving line of credit, long term and short term borrowings	(5,664.5)	(14,632.9)
Payment of dividend	(234.7)	(130.2)
Debt issuance costs	—	(171.0)
Proceeds from exercise of options	92.2	137.2
Other, net	(26.2)	(44.8)
Net cash (used in)/provided by financing activities	(2,571.6)	16,900.6

Effect of foreign exchange rate changes on cash and cash equivalents	6.2	(2.2)

Net (decrease)/increase in cash and cash equivalents	(319.5)	593.1
Cash and cash equivalents at beginning of period	528.8	135.5
Cash and cash equivalents at end of period	$209.3	$728.6

Supplemental information:
	Nine months ended September 30,
	2017	2016
Interest paid	$434.9	$223.4
Income taxes paid, net	$308.0	$355.8

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

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against Income taxes rather than Additional paid-in capital of $11.5 million for the nine months ended September 30, 2017.

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

Shire will adopt this standard on January 1, 2018, using the modified retrospective method. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance. The Company has identified two primary revenue streams from contracts with customers as part of its initial assessment: 1) product sales and 2) licensing arrangements. Shire is in the process of evaluating these contracts and is not yet able to estimate the anticipated impact to the Company’s financial statements from the application of the new standard.

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

Retirement Benefits Income Statement Presentation

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The standard also requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. This standard will be effective for the Company as of January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard amends its hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The new guidance also expands an entity's ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk. Additionally, it eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This standard will be effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.

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

(In millions)	Preliminary value as of acquisition date (as previously reported as of December 31, 2016)	Measurement period adjustments	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$583.2	$—	$583.2
Accounts receivable	1,069.7	(96.4)	973.3
Inventories	3,893.4	81.2	3,974.6
Other current assets	576.0	5.3	581.3
Total current assets	6,122.3	(9.9)	6,112.4
Property, plant and equipment	5,452.7	(46.5)	5,406.2
Investments	128.2	—	128.2
Goodwill	11,422.4	1,076.2	12,498.6
Intangible assets
Currently marketed products	21,995.0	(830.0)	21,165.0
In-Process Research and Development ("IPR&D")	730.0	(570.0)	160.0
Contract based arrangements	42.2	—	42.2
Other non-current assets	155.0	69.7	224.7
Total assets	$46,047.8	$(310.5)	$45,737.3
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,321.9	$(2.7)	$1,319.2
Other current liabilities	354.4	9.0	363.4
Long term borrowings and capital leases	5,424.9	—	5,424.9
Deferred tax liability	5,445.3	(315.0)	5,130.3
Other non-current liabilities	1,103.6	2.2	1,105.8
Total liabilities	$13,650.1	$(306.5)	$13,343.6

Fair value of identifiable assets acquired and liabilities assumed	$32,397.7	$(4.0)	$32,393.7

Consideration
Fair value of purchase consideration	$32,397.7	$(4.0)	$32,393.7

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

As a result of measurement period adjustments related to the change in fair value of currently marketed products and inventory, a charge of $85.2 million was recognized in Cost of sales and a benefit of $23.3 million was recognized in Amortization of acquired intangible assets, respectively, in the Company's Unaudited Consolidated Statements of Operations. These adjustments would have been recorded during the year ended December 31, 2016 if these adjustments had been recognized as of the acquisition date.

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

Integration and acquisition costs

In the three and nine months ended September 30, 2017, the Company expensed $238.1 million and $548.6 million, respectively, relating to the acquisition and integration of Baxalta, which have been recorded within Integration and acquisition costs in the Company’s Unaudited Consolidated Statements of Operations. Refer to Note 4, Integration and Acquisition Costs, for further information regarding the Company's Integration and acquisition costs for the three and nine months ended September 30, 2017.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and Baxalta as if the acquisition of Baxalta had occurred as of January 1, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisition been completed on January 1, 2015. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

Nine months ended September 30,
(In millions, except per share amounts)	2016
Revenues	$10,193.5
Net income from continuing operations	1,461.0
Per share amounts:
Net income from continuing operations per share - basic	$2.01
Net income from continuing operations per share - diluted	$2.01

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the nine months ended September 30, 2016 by $606.6 million to eliminate integration and acquisition related costs incurred by Shire and Baxalta;

(ii)
an adjustment to increase net income for the nine months ended September 30, 2016 by $830.0 million to reflect the expense related to the unwind of inventory fair value adjustments as inventory is sold;

(iii)	an adjustment to increase amortization expense for the nine months ended September 30, 2016 by $306.0 million related to the identifiable intangible assets acquired; and

(iv)
an adjustment to decrease net income for the nine months ended September 30, 2016 by $42.3 million primarily related to the additional interest expense associated with the debt incurred to partially fund the acquisition of Baxalta and the amortization of related deferred debt issuance costs.

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

Integration and acquisition costs

Refer to Note 4, Integration and Acquisition Costs, for information regarding the Company's Integration and acquisition costs for the three and nine months ended September 30, 2017.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information presents the combined results of the operations of Shire and Dyax as if the acquisitions of Dyax had occurred as of January 1, 2015. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisition been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

Nine months ended September 30,
(In millions, except per share amounts)	2016
Revenues	$7,596.4
Net income from continuing operations	25.9
Per share amounts:
Net income from continuing operations per share - basic	$0.04
Net income from continuing operations per share - diluted	$0.04

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the nine months ended September 30, 2016 by $108.4 million, respectively, to eliminate acquisition related costs incurred by Shire and Dyax and

(ii)	an adjustment to increase amortization expense for the nine months ended September 30, 2016 by $1.3 million related to the identifiable intangible assets acquired.

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

During the third quarter of 2017, Shire entered into a licensing agreement with Novimmune S.A. ("Novimmune"). The license grants Shire exclusive worldwide rights to develop and commercialize a bi-specific antibody in pre-clinical development for the treatment of hemophilia A and hemophilia A patients with inhibitors. Under the terms of the agreement, Shire will develop, and if approved, commercialize the product. Shire made an initial $5.0 million upfront license payment. Novimmune will be entitled to receive additional potential milestone payments up to $335.0 million based on clinical, regulatory and commercial milestones and single-digit royalties.

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

4.    Integration and Acquisition Costs

In the three and nine months ended September 30, 2017, Shire recorded Integration and acquisition costs of $237.0 million and $696.7 million, respectively, primarily due to the acquisition and integration of Baxalta. In the three and nine months ended September 30, 2017, a credit of $3.4 million and a charge of $144.3 million is included in Integration and acquisition costs relating to the change in fair value of contingent consideration payable.

During the second quarter of 2017, Shire entered its second phase of integration activities. The costs associated with this phase will primarily relate to headcount reduction as the Company continues to advance and complete activities related to exiting transition services agreements ("TSA") with Baxter, integrating legal entities and rationalization of the Company's manufacturing facilities. For further details on existing agreements with Baxter, refer to Note 28, Agreements and Transactions with Baxter, of Shire's 2016 Form 10-K. The Company also plans to drive savings through the continued prioritization of its research and development programs and continued consolidation of its commercial operations. The integration of Baxalta is estimated to be completed by mid to late 2019.

The Baxalta integration and acquisition costs include $60.2 million and $177.4 million, respectively, of employee severance and acceleration of stock compensation, $28.4 million and $114.0 million, respectively, of third-party professional fees and $29.7 million and $71.4 million, respectively, of expenses associated with facility consolidations and $114.1 million and $147.8 million, respectively, of asset impairments for the three and nine months ended September 30, 2017. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within 12 months from the date the related expenses were incurred.

The following table summarizes the type and amount of integration costs recorded as of September 30, 2017:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1,	$74.0	$—	$74.0
Amount charged to integration costs	157.5	58.3	215.8
Paid/utilized	(140.9)	(7.5)	(148.4)
As of September 30,	$90.6	$50.8	$141.4

For the three and nine months ended September 30, 2016, Shire recorded Integration and acquisition costs of $284.5 million and $738.6 million, respectively, primarily related to the acquisition and integration of Dyax and Baxalta. These costs primarily consist of $43.9 million and $56.6 million, respectively, of contract terminations, $6.8 million and $132.4 million, respectively, of acquisition costs including legal, investment banking and other transaction-related fees, $123.9 million and $389.4 million, respectively, of employee severance and acceleration of stock compensation, $65.8 million and $155.0 million, respectively, of third-party professional fees and $18.2 million and a credit of $26.9 million, respectively, of change in fair value of contingent consideration.

5.    Results of Discontinued Operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Company’s Unaudited Consolidated Statements of Operations for all periods presented.

For the three and nine months ended September 30, 2017, the Company recorded a loss of $0.4 million (net of immaterial tax benefit) and gain of $18.6 million (net of tax expense of $10.9 million), respectively, primarily related to legal contingencies related to the divested DERMAGRAFT business and the release of escrow to Shire, respectively.

In January 2017, Shire entered into a final settlement agreement with the Department of Justice ("DOJ") in the amount of $350.0 million, plus interest which was accrued in 2016 and paid during the six months ended June 30, 2017.

After the civil settlement with the DOJ had been finalized, Shire and Advanced BioHealing Inc.'s ("ABH") equity holders entered into a settlement agreement and ABH’s equity holders released the $37.5 million escrow to Shire. Shire released the claims against ABH equity holders upon receiving the entire amount held in escrow.

For a more detailed description of the DERMAGRAFT legal proceedings, refer to Note 25, Legal and Other Proceedings, of Shire's 2016 Form 10-K.

For the three and nine months ended September 30, 2016, the Company recorded a loss of $18.3 million and $257.5 million (net of tax benefit of $5.7 million and $101.1 million), respectively, related to costs associated with the divestment.

6.    Accounts Receivable, Net

Accounts receivable as of September 30, 2017 of $2,840.7 million (December 31, 2016: $2,616.5 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $243.7 million (December 31, 2016: $169.6 million).

Reserve for discounts and doubtful accounts:

(In millions)	2017	2016
As of January 1,	$169.6	$55.8
Provision charged to operations	1,074.1	569.9
Payments/credits	(1,000.0)	(498.3)
As of September 30,	$243.7	$127.4

As of September 30, 2017, accounts receivable included $96.2 million (December 31, 2016: $102.2 million) related to royalties receivable.

7.    Inventories

Inventories are stated at the lower of cost and net realizable value. Inventories comprise:

(In millions)	September 30, 2017	December 31, 2016
Finished goods	$909.0	$1,380.0
Work-in-progress	1,748.8	1,491.0
Raw materials	769.5	691.3
	$3,427.3	$3,562.3

For a more detailed description of inventories acquired, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

8.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	September 30, 2017	December 31, 2016
Land	$342.6	$337.9
Buildings and leasehold improvements	1,981.1	1,915.4
Machinery, equipment and other	3,000.0	2,547.2
Assets under construction	2,504.9	2,632.5
Total property, plant and equipment at cost	7,828.6	7,433.0
Less: Accumulated depreciation	(1,249.1)	(963.4)
Property, plant and equipment, net	$6,579.5	$6,469.6

Depreciation expense for the three and nine months ended September 30, 2017 was $119.9 million and $363.5 million, respectively, and for the three and nine months ended September 30, 2016 was $93.1 million and $175.3 million, respectively.

During 2017, the Company determined it would divest certain facilities as part of its integration efforts. The Company classified $23.9 million of assets as held for sale as of September 30, 2017, which is reported in Prepaid expenses and other current assets. The held for sale assets of $23.9 million were primarily property, plant and equipment and is net of $43.6 million of impairment charges recorded on those assets during the third quarter of 2017. The impairment charges were reported in Integration and acquisition costs.

The Company also recorded $25.4 million of impairment charges on assets held for sale during the second quarter of 2017 within Integration and acquisition costs. Certain held for sale assets were divested during the third quarter of 2017 for cash proceeds of $30.0 million.

9.    Intangible Assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
September 30, 2017
Gross acquired intangible assets	$31,786.3	$5,113.0	$840.3	$37,739.6
Accumulated amortization	(4,094.0)	—	(295.3)	(4,389.3)
Intangible assets, net	$27,692.3	$5,113.0	$545.0	$33,350.3

December 31, 2016
Gross acquired intangible assets	$31,217.5	$5,746.6	$842.2	$37,806.3
Accumulated amortization	(2,908.6)	—	(200.2)	(3,108.8)
Intangible assets, net	$28,308.9	$5,746.6	$642.0	$34,697.5

Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax and NPS.

The change in the net book value of intangible assets for the nine months ended September 30, 2017 and 2016 is shown in the table below:

(In millions)	2017	2016
As of January 1,	$34,697.5	$9,173.3
Acquisitions	(1,397.0)	30,377.7
Amortization charged	(1,280.5)	(702.5)
Impairment charges	(20.0)	(8.9)
Foreign currency translation	1,350.3	31.9
As of September 30,	$33,350.3	$38,871.5

The decrease in Intangible assets, net during the nine months ended September 30, 2017 relates to the measurement period adjustments of the acquisition of Baxalta and amortization of intangible assets. For a more detailed description of measurement period adjustments, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

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

(In millions)	Anticipated future amortization
2017 (remaining three months)	$476.5
2018	1,879.3
2019	1,656.1
2020	1,558.1
2021	1,524.6
2022	1,509.0

10.    Goodwill

The following table provides a roll-forward of the Goodwill balance:

(In millions)	2017	2016
As of January 1,	$17,888.2	$4,147.8
Acquisitions	1,076.2	10,689.8
Foreign currency translation and other	754.0	13.0
As of September 30,	$19,718.4	$14,850.6

The increase in Goodwill during the nine months ended September 30, 2017 related to the measurement period adjustments of the acquisition of Baxalta. For a more detailed description of measurement period adjustments, refer to Note 2, Business Combinations, to these Unaudited Consolidated Financial Statements.

11.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

As of September 30, 2017 and December 31, 2016, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of September 30, 2017
Financial assets:
Marketable equity securities	$69.7	$69.7	$—	$—
Marketable debt securities	16.7	3.7	13.0	—
Contingent consideration receivable	8.3	—	—	8.3
Derivative instruments	17.0	—	17.0	—
Total assets	$111.7	$73.4	$30.0	$8.3

Financial liabilities:
Joint venture net written option	$25.0	$—	$—	$25.0
Derivative instruments	8.8	—	8.8	—
Contingent consideration payable	1,186.9	—	—	1,186.9
Total liabilities	$1,220.7	$—	$8.8	$1,211.9

(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Financial assets:
Marketable equity securities	$65.8	$65.8	$—	$—
Marketable debt securities	15.5	3.6	11.9	—
Contingent consideration receivable	15.6	—	—	15.6
Derivative instruments	18.0	—	18.0	—
Total assets	$114.9	$69.4	$29.9	$15.6

Financial liabilities:
Derivative instruments	$8.3	$—	$8.3	$—
Contingent consideration payable	1,058.0	—	—	1,058.0
Total liabilities	$1,066.3	$—	$8.3	$1,058.0

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

There were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table provides a roll forward of the fair values of the Company's contingent consideration receivable and payables which include Level 3 measurements:

Contingent consideration receivable
(In millions)	2017	2016
Balance as of January 1,	$15.6	$13.8
Change in fair value included in earnings	(2.5)	3.6
Other	(4.8)	(1.7)
Balance as of September 30,	$8.3	$15.7

Contingent consideration payable
(In millions)	2017	2016
Balance as of January 1,	$1,058.0	$475.9
Acquisitions	(4.0)	557.0
Change in fair value included in earnings	144.3	(34.8)
Other	(11.4)	(1.4)
Balance as of September 30,	$1,186.9	$996.7

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

Of the $1,186.9 million of contingent consideration payable as of September 30, 2017, $633.4 million is recorded within Other current liabilities and $553.5 million is recorded within Other non-current liabilities in the Company’s Unaudited Consolidated Balance Sheets.

Joint venture net written option

In March 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity.  The Company had a liability of $25.0 million for the net written option based on the estimated fair value of these options as of September 30, 2017 and the Company re-measures the instrument to fair value through the Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is as follows:

Financial assets:	Fair value as of the measurement date
As of September 30, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration receivable	$8.3	Income approach (probability weighted discounted cash flow)	• Probability weightings applied to different sales scenarios	• 10 to 90%
			• Future forecast consideration receivable based on contractual terms with purchaser	• $0 to $20.7 million
			• Assumed market participant discount rate	• 7.4%

Financial liabilities:	Fair value as of the measurement date
As of September 30, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,186.9	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 17 to 90%
			• Assumed market participant discount rate	• 1.8 to 8.9%
			• Periods in which milestones are expected to be achieved	• 2017 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.1 to $6.5 million

Financial liabilities:	Fair value as of the measurement date
As of September 30, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$25.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 0 to 65%
			• Assumed market participant discount rate	• 16%

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

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values as of September 30, 2017 and December 31, 2016 of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	September 30, 2017		December 31, 2016
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
SAIIDAC notes	$12,047.7	$12,052.8	$12,039.2	$11,633.8
Baxalta notes	5,065.2	5,294.1	5,063.6	5,066.5
Capital lease obligation	349.1	349.1	353.6	353.6

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

The Company did not have any designated foreign currency contracts as of September 30, 2017. As of December 31, 2016, the Company had designated foreign currency forward contracts with a total notional value of $78.7 million, a maximum duration of six months; the fair value of these contracts was a net asset of $4.2 million.

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

The table below presents the notional amount, maximum duration and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	September 30, 2017	December 31, 2016
Notional amount	$1,514.6	$1,309.1
Maximum duration (in months)	3 months	3 months
Fair value - net asset	$7.6	$6.7

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2017, credit risk did not materially change the fair value of the Company’s foreign currency contracts.

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

The table below presents the notional amount, maturity and fair value for the designated interest rate derivatives:

(In millions, except maturity)	September 30, 2017	December 31, 2016
Notional amount	$1,000.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net asset/(liability)	$0.6	$(1.2)

For the three and nine months ended September 30, 2017, the Company recognized losses of $1.1 million and $2.5 million, respectively, as ineffectiveness related to these contracts as a component of Interest expense.

Summary of Derivatives

The following tables summarize the income statement locations and gains and losses on the Company’s designated and undesignated derivative instruments:

(In millions)	Gain/(loss) recognized in OCI		Income Statement location	Gain reclassified from AOCI into income
Three months ended September 30,	2017	2016		2017	2016
Designated derivative instruments
Cash flow hedges
Foreign exchange contracts	$(0.2)	$3.3	Cost of sales	$0.3	$—

(In millions)	Income Statement location	Gain/(loss) recognized in income
Three months ended September 30,		2017	2016
Fair value hedges
Interest rate contracts, net	Interest expense	$(1.1)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	36.7	(21.2)
Interest rate swap contracts	Interest income	—	3.5

(In millions)	Loss recognized in OCI		Income Statement location	Gain reclassified from AOCI into income
Nine months ended September 30,	2017	2016		2017	2016
Designated derivative instruments
Cash flow hedges
Foreign exchange contracts	$(0.9)	$(0.1)	Cost of sales	$8.6	$—

(In millions)	Income Statement location	Gain/(loss) recognized in income
Nine months ended September 30,		2017	2016
Fair value hedges
Interest rate contracts, net	Interest (expense)/income	$(2.5)	$2.1
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	57.4	(50.0)
Interest rate swap contracts	Interest expense	—	(1.1)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments:

	Asset position			Liability position
		Fair value			Fair value
(In millions)	Balance Sheet location	September 30, 2017	December 31, 2016	Balance Sheet location	September 30, 2017	December 31, 2016
Designated derivative Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$4.3	Accounts payable and accrued expenses	$—	$0.1
Interest rate contracts	Long term borrowings	2.4	0.1	Long term borrowings	1.8	1.3
		$2.4	$4.4		$1.8	$1.4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$14.6	$13.6	Accounts payable and accrued expenses	$7.0	$6.9
Total derivative fair value		$17.0	$18.0		$8.8	$8.3
Potential effect of rights to offset		(3.7)	(1.7)		(3.7)	(1.7)
Net derivative		$13.3	$16.3		$5.1	$6.6

13.    Borrowings and Capital Leases

(In millions)	September 30, 2017	December 31, 2016
Short term borrowings:
Baxalta notes	$748.2	$—
Borrowings under the Revolving Credit Facilities Agreement	1,050.0	450.0
Borrowings under the November 2015 Facilities Agreement	799.6	2,594.8
Capital leases	7.0	6.4
Other borrowings	24.4	16.8
	$2,629.2	$3,068.0

Long term borrowings:
SAIIDAC notes	$12,047.7	$12,039.2
Baxalta notes	4,317.0	5,063.6
Borrowings under the November 2015 Facilities Agreement	1,195.6	2,391.8
Capital leases	342.1	347.2
Other borrowings	53.6	58.0
	$17,956.0	$19,899.8

Total borrowings and capital leases	$20,585.2	$22,967.8

For a more detailed description of the Company's financing agreements, refer below and to Note 17, Borrowings and Capital Lease Obligations, of Shire's 2016 Form 10-K.

SAIIDAC Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company ("SAIIDAC"), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (“SAIIDAC Notes”), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of September 30, 2017:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate in 2017	Carrying amount as of September 30, 2017
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	$3,290.8
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,285.6
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,489.2
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,982.1
	$12,100.0			$12,047.7

As of September 30, 2017, there was $52.3 million of debt issuance costs and discount recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. For further details on the SAIIDAC Notes, refer to Note 17, Borrowings and Capital Lease Obligations, of Shire's 2016 Form 10-K.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the acquisition of Baxalta (“Baxalta Notes”). Below is a summary of the Baxalta Notes as of September 30, 2017:

(In millions, except %)	Aggregate principal	Coupon rate	Effective interest rate in 2017	Carrying amount as of September 30, 2017
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	2.60%	$373.3
Fixed-rate notes due 2018	375.0	2.000%	2.00%	374.9
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,004.3
Fixed-rate notes due 2022	500.0	3.600%	3.30%	507.2
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,774.6
Fixed-rate notes due 2045	1,000.0	5.250%	5.20%	1,030.9
Total assumed Senior Notes	$5,000.0			$5,065.2

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 12, Financial Instruments, to these Unaudited Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (the “RCF”) with a number of financial institutions. As of September 30, 2017, the Company utilized $1,050.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (the “November 2015 Facilities Agreement”), which is comprised of three amortizing credit facilities. The total amount outstanding under the November 2015 Facilities Agreement was $2.0 billion as of September 30, 2017. During the nine months ended September 30, 2017, the Company made $0.4 billion of advance repayments under November 2015 Facility A and $2.2 billion of scheduled and advance repayments under November 2015 Facility B. Both November 2015 Facility A and November 2015 Facility B were fully repaid as of September 30, 2017. The Company also made $0.4 billion of advance repayments under November 2015 Facility C; consequently, the amount outstanding under November 2015 Facility C was $2.0 billion as of September 30, 2017 with an ultimate maturity date of November 2, 2018.

Short-term uncommitted lines of credit (“Credit lines”)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of September 30, 2017, these Credit lines were not utilized.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of September 30, 2017, the total capital lease obligations, including current portions, were $349.1 million.

14.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (“OPEB”) plans in the U.S. and other countries. The net periodic benefit cost associated with these plans consisted of the following components:

	Three months ended September 30,
	2017			2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$3.7	$9.4	$0.4	$5.5	$7.9	$0.4
Interest cost	3.9	1.2	0.3	4.8	1.4	0.2
Expected return on plan assets	(4.0)	(1.8)	—	(3.8)	(1.7)	—
Amortization of actuarial losses	—	0.4	—	—	—	—
Net periodic benefit cost	$3.6	$9.2	$0.7	$6.5	$7.6	$0.6

	Nine months ended September 30,
	2017			2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$11.1	$28.2	$1.2	$7.4	$10.5	$0.5
Interest cost	11.7	3.6	0.9	6.4	1.8	0.3
Expected return on plan assets	(12.0)	(5.4)	—	(5.1)	(2.2)	—
Amortization of actuarial losses	—	1.3	—	—	—	—
Net periodic benefit cost	$10.8	$27.7	$2.1	$8.7	$10.1	$0.8

The majority of the Company's pension and OPEB plans were assumed with the acquisition of Baxalta on June 3, 2016.

15.    Accumulated Other Comprehensive Income/(Loss)

The changes in accumulated other comprehensive income/(loss) ("AOCI"), net of their related tax effects, for the nine months ended September 30, 2017 and 2016 are included below:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale securities	Hedging activities	Accumulated other comprehensive (loss)/income
As of January 1, 2017	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)
Other comprehensive income before reclassifications	2,441.1	9.7	24.7	0.5	2,476.0
Amounts reclassified from AOCI	—	1.3	(4.4)	(6.2)	(9.3)
Net current period other comprehensive income/(loss)	2,441.1	11.0	20.3	(5.7)	2,466.7
As of September 30, 2017	$935.7	$5.8	$26.9	$0.7	$969.1

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding loss on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2016	$(182.1)	$—	$(1.7)	$—	$(183.8)
Net current period other comprehensive income	38.8	—	10.4	0.4	49.6
As of September 30, 2016	$(143.3)	$—	$8.7	$0.4	$(134.2)

Reclassifications from AOCI to net income/(loss) during the three and nine months ended September 30, 2017 and 2016 were not material.

16.    Taxation

For the three and nine months ended September 30, 2017, the effective tax rate on income from continuing operations was 2% (2016: 38%) and 4% (2016: 246%), respectively.

The effective tax rate for the three and nine months ended September 30, 2017 was affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction as well as significant acquisition and integration costs. Additionally, certain discrete events occurred during the year which contributed to the low effective tax rate, including a tax benefit associated with the filing of the US returns and the reversal of prior period income tax reserves.

The effective tax rate for the three and nine months ended September 30, 2016 was affected by the combined impact of the relative quantum of the profit before tax by jurisdiction for the period and of the reversal of deferred tax liabilities from the acquisition of Baxalta (including in higher tax territories such as the U.S.) of inventory and intangible assets amortization as well as significant acquisition and integration costs. Additionally, the impact of certain items that arose from the Baxalta acquisition caused significant variations in the estimated effective rate during 2016. As a result, the Company applied a permitted exception to the general rule by including the actual income tax effect for certain portions of its business discretely when it calculated the provision for income taxes for the three and nine months ended September 30, 2016.

17.    Earnings Per Share

The following table reconciles net income and loss and the weighted average ordinary shares outstanding for basic and diluted earnings per share ("EPS") for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Income/(loss) from continuing operations, net of taxes	$551.2	$(368.5)	$1,147.5	$127.6
(Loss)/gain from discontinued operations, net of taxes	(0.4)	(18.3)	18.6	(257.5)
Numerator for basic and diluted earnings per share	$550.8	$(386.8)	$1,166.1	$(129.9)

Weighted average number of shares:
Basic	907.2	900.2	905.9	725.5
Effect of dilutive shares:
Share-based awards to employees	4.4	—	6.2	—
Diluted	911.6	900.2	912.1	725.5

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three months ended September 30,		Nine months ended September 30,
(Number of shares in millions)	2017	2016	2017	2016
Share-based awards to employees	16.2	14.6	14.8	9.7

Certain stock options have been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2017 and 2016 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

18.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the three and nine months ended September 30, 2017 and 2016 by line item is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Cost of sales	$17.4	$7.9	$30.1	$15.5
Research and development	3.2	14.4	22.9	33.4
Selling, general and administrative	30.9	24.9	94.1	49.1
Integration and acquisition costs	1.8	26.7	12.6	170.7
Total	53.3	73.9	159.7	268.7
Less tax	(13.3)	(26.9)	(42.9)	(73.2)
	$40.0	$47.0	$116.8	$195.5

The table above includes pre-tax expense related to replacement and other awards held by Baxalta employees. This includes integration related expense during the three and nine months ended September 30, 2017 from the acceleration of unrecognized expense associated with certain employee terminations.

For further details on existing share-based compensation plans, refer to Note 27, Share-based Compensation Plans, of Shire's 2016 Form 10-K.

The Company made immaterial equity compensation grants to employees during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company made equity compensation grants to employees consisting of 9.0 million of stock-settled share appreciation rights (“SARs”), 2.2 million of restricted stock units (“RSUs”) and 0.6 million of performance share units (“PSUs”) equivalent in ordinary shares.

19.    Commitments and Contingencies

Leases

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2039. For the three and nine months ended September 30, 2017, lease and rental expense totaled $41.7 million and $126.7 million (2016: $32.7 million and $63.0 million, respectively), which is predominantly included in Cost of sales and Selling, general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.

Letters of credit and guarantees

As of September 30, 2017 and December 31, 2016, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $203.8 million and $139.7 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Commitments

Clinical testing

As of September 30, 2017, the Company had committed to pay approximately $1,242.1 million (December 31, 2016: $1,037.4 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of September 30, 2017, the Company had committed to pay approximately $483.9 million (December 31, 2016: $528.9 million) in respect of contract manufacturing. The Company expects to pay $189.7 million of these commitments in 2017.

Other purchasing commitments

As of September 30, 2017, the Company had committed to pay approximately $1,523.2 million (December 31, 2016: $1,745.4 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $682.7 million of these commitments in 2017.

Investment commitments

As of September 30, 2017, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $54.1 million (December 31, 2016: $76.4 million) which may all be payable in 2017, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities ("VIEs") for which Shire is not the primary beneficiary.

Capital commitments

As of September 30, 2017, the Company had committed to spend $145.9 million (December 31, 2016: $100.5 million) on capital projects.

Baxter related tax indemnification

Baxter International Inc. ("Baxter") and Baxalta entered into a tax matters agreement, effective on the date of Baxalta’s separation from Baxter, which employs a direct tracing approach, or where direct tracing approach is not feasible, an allocation methodology, to determine which company is liable for pre-separation income tax items for U.S. federal, state and foreign jurisdictions. With respect to tax liabilities that are directly traceable or allocated to Baxalta but for which Baxalta was not the primary obligor, Baxalta recorded a tax indemnification amount that would be due to Baxter upon Baxter discharging the associated tax liability to the taxing authority. As of September 30, 2017, the amount of the net tax indemnification amount was $25.5 million.

20.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of September 30, 2017, provision for litigation losses, insurance claims and other disputes totaled $64.1 million (December 31, 2016: $415.0 million).

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

MYDAYIS

On October 12, 2017, Shire was notified that Teva Pharmaceuticals USA, Inc. had submitted an abbreviated new drug application (“ANDA”) to the FDA seeking permission to market a generic version of MYDAYIS. Shire is currently evaluating the notice letter. In the event Shire files a lawsuit within the requisite 45-day period under the Hatch-Waxman Act, there will be a stay of approval of the ANDA for up to 30 months.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (“Zydus”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial took place between March 28, 2016 and April 1, 2016. On September 16, 2016 the court issued its ruling finding that the proposed generic product would not infringe the asserted claims. Shire appealed the ruling to the Court of Appeals for the Federal Circuit ("CAFC"). On May 9, 2017, the CAFC affirmed the ruling of the district court. Zydus’ ANDA has been approved and the generic product is now available in the U.S.

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation (“Osmotica”) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Northern District of Georgia against Osmotica. A Markman hearing took place on August 22, 2013 and a Markman ruling was issued on September 25, 2014. The court issued an Order on February 27, 2015 in which all dates in the scheduling order were stayed. Osmotica’s ANDA was withdrawn as of March 31, 2017 and the case was dismissed.

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

On May 6, 2016, the trial court judge ruled on the case and dismissed all the claims under the class action, which was appealed. On February 20, 2017, the Court of Appeals in Sao Paulo issued the final decision on merit in favor of Shire and dismissed all the claims under the class action. On July 12, 2017, the Public Prosecutor filed an appeal addressed to the Supreme Court.

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

The Company reported revenues associated with the manufacturing and supply agreement with Baxter during the three and nine months ended September 30, 2017 of approximately $35.8 million and $106.5 million, respectively, and during the three and nine months ended September 30, 2016 of approximately $31.0 million and $47.0 million, respectively. The Company reported Selling, general and administrative expenses associated with the transition services agreement with Baxter during the three and nine months ended September 30, 2017 of approximately $9.8 million and $43.5 million, respectively, and during the three and nine months ended September 30, 2016 of approximately $24.0 million and $32.0 million, respectively. Net tax-related indemnification liabilities as of September 30, 2017 associated with the tax matters agreement with Baxter are discussed in Note 19, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.

As of September 30, 2017, the Company had total amounts due from or to Baxter of $95.6 million reported in Prepaid expenses and other current assets, $33.6 million reported in Other non-current assets, $60.4 million reported in Other current liabilities and $59.6 million reported in Other non-current liabilities.

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

In the periods set out below, Revenues by franchise were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Product sales by franchise
HEMOPHILIA	$725.3	$702.4	$2,119.6	$978.0
INHIBITOR THERAPIES	190.7	181.7	631.9	255.7
Hematology	916.0	884.1	2,751.5	1,233.7
IMMUNOGLOBULIN THERAPIES	605.1	472.5	1,613.9	610.7
BIO THERAPEUTICS	196.6	134.0	546.7	185.3
Immunology	801.7	606.5	2,160.6	796.0
VYVANSE	538.4	512.6	1,620.3	1,539.5
ADDERALL XR	106.0	80.5	242.3	281.1
MYDAYIS	10.2	—	25.9	—
Other Neuroscience	36.5	23.4	91.3	81.2
Neuroscience	691.1	616.5	1,979.8	1,901.8
FIRAZYR	195.5	146.3	461.4	411.3
ELAPRASE	152.9	146.7	454.5	424.3
REPLAGAL	117.2	118.9	349.0	340.5
VPRIV	89.6	87.7	257.3	259.3
CINRYZE	56.9	165.4	458.7	502.6
KALBITOR	16.0	11.1	48.3	39.2
Genetic Diseases	628.1	676.1	2,029.2	1,977.2
LIALDA/MEZAVANT	86.7	208.6	469.6	570.3
GATTEX/REVESTIVE	84.9	58.1	229.2	154.3
PENTASA	72.1	85.4	224.5	222.3
NATPARA	39.1	23.3	103.3	58.8
Other Internal Medicine	68.2	87.3	227.5	260.6
Internal Medicine	351.0	462.7	1,254.1	1,266.3
Ophthalmics	77.4	14.1	173.4	14.1
Oncology	68.5	55.4	189.3	75.7
Total Product sales	3,533.8	3,315.4	10,537.9	7,264.8
Royalties and other revenues
SENSIPAR royalties	42.8	38.7	128.1	112.2
3TC and ZEFFIX royalties	16.1	16.2	38.8	43.3
FOSRENOL royalties	14.3	13.7	35.0	34.3
ADDERALL XR royalties	7.7	4.7	33.6	15.7
Other Royalties and revenues	82.9	63.4	242.3	120.2
Total Royalties and other revenues	163.8	136.7	477.8	325.7
Total Revenues	$3,697.6	$3,452.1	$11,015.7	$7,590.5

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

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

	Condensed Consolidating Balance Sheet
As of September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.9	$208.4	$208.4	$—	$209.3
Restricted cash	—	—	—	34.3	34.3	—	34.3
Accounts receivable, net	—	—	—	2,840.7	2,840.7	—	2,840.7
Inventories	—	—	—	3,427.3	3,427.3	—	3,427.3
Prepaid expenses and other current assets	—	1.4	98.1	680.4	681.8	—	779.9
Intercompany receivables	—	52.5	—	4,313.5	4,366.0	(4,366.0)	—
Short term intercompany loan receivable	—	1,849.6	—	—	1,849.6	(1,849.6)	—
Total current assets	—	1,903.5	99.0	11,504.6	13,408.1	(6,215.6)	7,291.5
Investments	39,685.8	—	36,851.3	12,604.4	12,604.4	(88,941.8)	199.7
Property, plant and equipment ("PP&E"), net	—	—	7.1	6,572.4	6,572.4	—	6,579.5
Goodwill	—	—	—	19,718.4	19,718.4	—	19,718.4
Intangible assets, net	—	—	—	33,350.3	33,350.3	—	33,350.3
Deferred tax asset	—	—	294.6	94.6	94.6	(294.6)	94.6
Long term intercompany loan receivable	—	13,243.3	1,223.5	—	13,243.3	(14,466.8)	—
Other non-current assets	—	3.2	36.0	203.3	206.5	—	242.5
Total assets	$39,685.8	$15,150.0	$38,511.5	$84,048.0	$99,198.0	$(109,918.8)	$67,476.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.7	$7.7	$61.0	$3,801.1	$3,808.8	$—	$3,870.5
Short term borrowings and capital leases	—	1,849.6	748.2	31.4	1,881.0	—	2,629.2
Intercompany payables	3,615.2	—	750.8	—	—	(4,366.0)	—
Short term intercompany loan payable	—	—	—	1,849.6	1,849.6	(1,849.6)	—
Other current liabilities	575.5	—	10.3	375.6	375.6	—	961.4
Total current liabilities	4,191.4	1,857.3	1,570.3	6,057.7	7,915.0	(6,215.6)	7,461.1
Long term borrowings and capital leases	—	13,243.3	4,317.0	395.7	13,639.0	—	17,956.0
Deferred tax liability	—	—	—	7,976.3	7,976.3	(294.6)	7,681.7
Long term intercompany loan payable	2,839.8	—	—	11,627.0	11,627.0	(14,466.8)	—
Other non-current liabilities	—	—	62.4	1,660.7	1,660.7	—	1,723.1
Total liabilities	7,031.2	15,100.6	5,949.7	27,717.4	42,818.0	(20,977.0)	34,821.9
Total equity	32,654.6	49.4	32,561.8	56,330.6	56,380.0	(88,941.8)	32,654.6
Total liabilities and equity	$39,685.8	$15,150.0	$38,511.5	$84,048.0	$99,198.0	$(109,918.8)	$67,476.5

	Condensed Consolidating Balance Sheet
As of December 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$41.7	$487.1	$487.1	$—	$528.8
Restricted cash	—	—	—	25.6	25.6	—	25.6
Accounts receivable, net	—	—	—	2,616.5	2,616.5	—	2,616.5
Inventories	—	—	—	3,562.3	3,562.3	—	3,562.3
Prepaid expenses and other current assets	1.8	—	97.1	707.4	707.4	—	806.3
Intercompany receivables	—	120.5	—	5,154.4	5,274.9	(5,274.9)	—
Short term intercompany loan receivable	—	2,594.8	—	—	2,594.8	(2,594.8)	—
Total current assets	1.8	2,715.3	138.8	12,553.3	15,268.6	(7,869.7)	7,539.5
Investments	35,656.1	—	34,644.2	12,571.8	12,571.8	(82,680.5)	191.6
Property, plant and equipment ("PP&E"), net	—	—	27.4	6,442.2	6,442.2	—	6,469.6
Goodwill	—	—	—	17,888.2	17,888.2	—	17,888.2
Intangible assets, net	—	—	—	34,697.5	34,697.5	—	34,697.5
Deferred tax asset	—	—	273.0	96.7	96.7	(273.0)	96.7
Long term intercompany loan receivable	—	14,431.0	480.7	—	14,431.0	(14,911.7)	—
Other non-current assets	3.9	—	33.8	114.6	114.6	—	152.3
Total assets	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.3	$85.7	$20.0	$4,205.4	$4,291.1	$—	$4,312.4
Short term borrowings and capital leases	450.0	2,594.8	—	23.2	2,618.0	—	3,068.0
Intercompany payables	5,247.1	—	27.8	—	—	(5,274.9)	—
Short term intercompany loan payable	—	—	—	2,594.8	2,594.8	(2,594.8)	—
Other current liabilities	—	—	64.6	298.3	298.3	—	362.9
Total current liabilities	5,698.4	2,680.5	112.4	7,121.7	9,802.2	(7,869.7)	7,743.3
Long term borrowings and capital leases	—	14,431.0	5,063.6	405.2	14,836.2	—	19,899.8
Deferred tax liability	—	—	—	8,595.7	8,595.7	(273.0)	8,322.7
Long term intercompany loan payable	610.1	—	—	14,301.6	14,301.6	(14,911.7)	—
Other non-current liabilities	405.3	—	61.8	1,654.5	1,654.5	—	2,121.6
Total liabilities	6,713.8	17,111.5	5,237.8	32,078.7	49,190.2	(23,054.4)	38,087.4
Total equity	28,948.0	34.8	30,360.1	52,285.6	52,320.4	(82,680.5)	28,948.0
Total liabilities and equity	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4

	Condensed Consolidating Statements of Operations
For the three months ended September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$3,533.8	$3,533.8	$—	$3,533.8
Royalties and other revenues	—	—	—	163.8	163.8	—	163.8
Total revenues	—	—	—	3,697.6	3,697.6	—	3,697.6
Costs and expenses:
Cost of sales	—	—	—	1,001.4	1,001.4	—	1,001.4
Research and development	—	—	—	402.8	402.8	—	402.8
Selling, general and administrative	6.1	—	4.0	849.6	849.6	—	859.7
Amortization of acquired intangible assets	—	—	—	482.4	482.4	—	482.4
Integration and acquisition costs	—	—	9.2	227.8	227.8	—	237.0
Reorganization costs	—	—	—	5.4	5.4	—	5.4
Loss on sale of product rights	—	—	—	0.3	0.3	—	0.3
Total operating expenses	6.1	—	13.2	2,969.7	2,969.7	—	2,989.0

Operating (loss)/income from continuing operations	(6.1)	—	(13.2)	727.9	727.9	—	708.6

Interest (expense)/income, net	(48.0)	3.0	(23.6)	(71.7)	(68.7)	—	(140.3)
Other income/(expense), net	—	—	4.4	(4.6)	(4.6)	—	(0.2)
Total other (expense)/income, net	(48.0)	3.0	(19.2)	(76.3)	(73.3)	—	(140.5)

(Loss)/income from continuing operations before income taxes and equity in income/(losses) of equity method investees	(54.1)	3.0	(32.4)	651.6	654.6	—	568.1
Income taxes	0.9	0.6	(8.9)	(6.1)	(5.5)	—	(13.5)
Equity in income/(losses) of equity method investees, net of taxes	604.0	—	(79.8)	(3.3)	(3.3)	(524.3)	(3.4)
Income/(loss) from continuing operations, net of taxes	550.8	3.6	(121.1)	642.2	645.8	(524.3)	551.2
Loss from discontinued operations, net of taxes	—	—	—	(0.4)	(0.4)	—	(0.4)
Net income/(loss)	550.8	3.6	(121.1)	641.8	645.4	(524.3)	550.8
Comprehensive income/(loss)	$1,319.8	$3.6	$581.0	$1,411.2	$1,414.8	$(1,995.8)	$1,319.8

	Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$10,537.9	$10,537.9	$—	$10,537.9
Royalties and other revenues	—	—	—	477.8	477.8	—	477.8
Total revenues	—	—	—	11,015.7	11,015.7	—	11,015.7
Costs and expenses:
Cost of sales	—	—	—	3,437.3	3,437.3	—	3,437.3
Research and development	—	—	—	1,324.5	1,324.5	—	1,324.5
Selling, general and administrative	24.2	—	15.3	2,608.2	2,608.2	—	2,647.7
Amortization of acquired intangible assets	—	—	—	1,280.5	1,280.5	—	1,280.5
Integration and acquisition costs	164.7	—	52.3	479.7	479.7	—	696.7
Reorganization costs	—	—	—	24.5	24.5	—	24.5
Gain on sale of product rights	—	—	—	(0.4)	(0.4)	—	(0.4)
Total operating expenses	188.9	—	67.6	9,154.3	9,154.3	—	9,410.8

Operating (loss)/income from continuing operations	(188.9)	—	(67.6)	1,861.4	1,861.4	—	1,604.9

Interest (expense)/income, net	(109.1)	14.5	(66.5)	(258.6)	(244.1)	—	(419.7)
Other income/(expense), net	1.8	—	4.3	0.7	0.7	—	6.8
Total other (expense)/income, net	(107.3)	14.5	(62.2)	(257.9)	(243.4)	—	(412.9)

(Loss)/income from continuing operations before income taxes and equity in income/(losses) of equity method investees	(296.2)	14.5	(129.8)	1,603.5	1,618.0	—	1,192.0
Income taxes	1.7	(3.6)	(45.0)	2.3	(1.3)	—	(44.6)
Equity in income/(losses) of equity method investees, net of taxes	1,460.6	—	(119.7)	0.1	0.1	(1,340.9)	0.1
Income/(loss) from continuing operations, net of taxes	1,166.1	10.9	(294.5)	1,605.9	1,616.8	(1,340.9)	1,147.5
Gain from discontinued operations, net of taxes	—	—	—	18.6	18.6	—	18.6
Net income/(loss)	1,166.1	10.9	(294.5)	1,624.5	1,635.4	(1,340.9)	1,166.1
Comprehensive income/(loss)	$3,632.8	$10.9	$2,031.5	$4,088.2	$4,099.1	$(6,130.6)	$3,632.8

	Condensed Consolidating Statements of Operations
For the three months ended September 30, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$3,315.4	$3,315.4	$—	$3,315.4
Royalties and other revenues	—	—	—	136.7	136.7	—	136.7
Total revenues	—	—	—	3,452.1	3,452.1	—	3,452.1
Costs and expenses:
Cost of sales	—	—	—	1,736.2	1,736.2	—	1,736.2
Research and development	—	—	—	511.1	511.1	—	511.1
Selling, general and administrative	(2.5)	—	10.8	867.3	867.3	—	875.6
Amortization of acquired intangible assets	—	—	—	354.9	354.9	—	354.9
Integration and acquisition costs		—	50.0	234.5	234.5	—	284.5
Reorganization costs	—	—	—	101.4	101.4	—	101.4
Gain on sale of product rights	—	—	—	(5.7)	(5.7)	—	(5.7)
Total operating expenses	(2.5)	—	60.8	3,799.7	3,799.7	—	3,858.0

Operating income/(loss) from continuing operations	2.5	—	(60.8)	(347.6)	(347.6)	—	(405.9)

Interest (expense)/income, net	(23.2)	61.7	(26.1)	(190.0)	(128.3)	—	(177.6)
Other (expense)/income, net	(0.1)	—	(0.1)	(13.5)	(13.5)	—	(13.7)
Total other (expense)/income, net	(23.3)	61.7	(26.2)	(203.5)	(141.8)	—	(191.3)

(Loss)/income from continuing operations before income taxes and equity in (losses)/income of equity method investees	(20.8)	61.7	(87.0)	(551.1)	(489.4)	—	(597.2)
Income taxes	—	(15.4)	18.9	226.1	210.7	—	229.6
Equity in (losses)/income of equity method investees, net of taxes	(366.0)	—	(505.0)	(0.9)	(0.9)	871.0	(0.9)
(Loss)/income from continuing operations, net of taxes	(386.8)	46.3	(573.1)	(325.9)	(279.6)	871.0	(368.5)
Loss from discontinued operations, net of taxes	—	—	—	(18.3)	(18.3)	—	(18.3)
Net (loss)/income	(386.8)	46.3	(573.1)	(344.2)	(297.9)	871.0	(386.8)
Comprehensive (loss)/income	$(135.2)	$46.3	$(333.4)	$(583.9)	$(537.6)	$871.0	$(135.2)

	Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
Revenues:
Product sales	$—	$—	$—	$7,264.8	$7,264.8	$—	$7,264.8
Royalties and other revenues	—	—	—	325.7	325.7	—	325.7
Total revenues	—	—	—	7,590.5	7,590.5	—	7,590.5
Costs and expenses:
Cost of sales	—	—	—	2,762.9	2,762.9	—	2,762.9
Research and development	—	—	0.4	1,022.6	1,022.6	—	1,023.0
Selling, general and administrative	33.3	—	19.4	1,973.1	1,973.1	—	2,025.8
Amortization of acquired intangible assets	—	—	—	702.5	702.5	—	702.5
Integration and acquisition costs	—	—	259.7	478.9	478.9	—	738.6
Reorganization costs	—	—	—	115.7	115.7	—	115.7
Gain on sale of product rights	—	—	—	(12.2)	(12.2)	—	(12.2)
Total operating expenses	33.3	—	279.5	7,043.5	7,043.5	—	7,356.3

Operating (loss)/income from continuing operations	(33.3)	—	(279.5)	547.0	547.0	—	234.2

Interest (expense)/income, net	(67.7)	41.5	(32.4)	(248.3)	(206.8)	—	(306.9)
Other income/(expense), net	0.8	—	7.6	(24.6)	(24.6)	—	(16.2)
Total other (expense)/income, net	(66.9)	41.5	(24.8)	(272.9)	(231.4)	—	(323.1)

(Loss)/income from continuing operations before income taxes and equity in income/(losses) of equity method investees	(100.2)	41.5	(304.3)	274.1	315.6	—	(88.9)
Income taxes	1.9	(10.3)	77.7	149.1	138.8	—	218.4
Equity in (losses)/income of equity method investees, net of taxes	(31.6)	—	(635.9)	(1.9)	(1.9)	667.5	(1.9)
(Loss)/income from continuing operations, net of taxes	(129.9)	31.2	(862.5)	421.3	452.5	667.5	127.6
Loss from discontinued operations, net of taxes	—	—	—	(257.5)	(257.5)	—	(257.5)
Net (loss)/income	(129.9)	31.2	(862.5)	163.8	195.0	667.5	(129.9)
Comprehensive (loss)/income	$(80.3)	$31.2	$(809.0)	$(278.0)	$(246.8)	$1,055.8	$(80.3)

	Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided/(used in) by operating activities	$(102.9)	$(62.9)	$0.6	$2,902.3	$2,839.4	$—	$2,737.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(1,339.3)	(262.9)	(659.3)	(4,209.1)	(4,472.0)	6,470.6	—
Purchases of PP&E and non-current investments	—	—	—	(565.5)	(565.5)	—	(565.5)
(Payment)/proceeds from sale of investments	—	—	(9.8)	57.9	57.9	—	48.1
Movements in restricted cash	—	—	—	(8.6)	(8.6)	—	(8.6)
Other, net	—	—	—	34.8	34.8	—	34.8
Net cash (used in)/provided by investing activities	(1,339.3)	(262.9)	(669.1)	(4,690.5)	(4,953.4)	6,470.6	(491.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,110.0	1,150.0	—	1.6	1,151.6	—	3,261.6
Repayment of revolving line of credit, long term and short term borrowings	(2,560.0)	(3,100.0)	—	(4.5)	(3,104.5)	—	(5,664.5)
Proceeds from/to intercompany borrowings	1,919.6	2,275.8	623.9	1,651.3	3,927.1	(6,470.6)	—
Payment of dividend	(27.6)	—	—	(207.1)	(207.1)	—	(234.7)
Proceeds from exercise of options	0.2	—	4.6	87.4	87.4	—	92.2
Other, net	—	—	(0.8)	(25.4)	(25.4)	—	(26.2)
Net cash provided by/(used in) financing activities	1,442.2	325.8	627.7	1,503.3	1,829.1	(6,470.6)	(2,571.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	6.2	6.2	—	6.2
Net decrease in cash and cash equivalents	—	—	(40.8)	(278.7)	(278.7)	—	(319.5)
Cash and cash equivalents at beginning of period	—	—	41.7	487.1	487.1	—	528.8
Cash and cash equivalents at end of period	$—	$—	$0.9	$208.4	$208.4	$—	$209.3

	Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in)/provided by operating activities	$(79.8)	$182.3	$(51.8)	$1,455.3	$1,637.6	$—	$1,506.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(2,390.0)	(18,172.0)	—	(2,863.7)	(21,035.7)	23,425.7	—
Purchases of subsidiary undertakings and businesses, net of cash acquired	—	—	—	(17,476.2)	(17,476.2)	—	(17,476.2)
Purchases of PP&E and non-current investments	—	—	(6.0)	(396.5)	(396.5)	—	(402.5)
Proceeds from disposal of non-current investments	—	—	—	0.6	0.6	—	0.6
Movements in restricted cash	—	—	—	68.3	68.3	—	68.3
Other, net	—	—	—	(1.5)	(1.5)	—	(1.5)
Net cash (used in)/provided by investing activities	(2,390.0)	(18,172.0)	(6.0)	(20,669.0)	(38,841.0)	23,425.7	(17,811.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	1,655.0	30,079.9	—	7.4	30,087.3	—	31,742.3
Repayment of revolving line of credit, long term and short term borrowings	(2,215.8)	(12,409.2)	—	(7.9)	(12,417.1)	—	(14,632.9)
Proceeds from intercompany borrowings	3,045.3	490.0	308.4	19,582.0	20,072.0	(23,425.7)	—
Payment of dividend	(15.0)	—	—	(115.2)	(115.2)	—	(130.2)
Debt issuance costs	—	(171.0)	—	—	(171.0)	—	(171.0)
Proceeds from exercise of options	0.3	—	126.2	10.7	10.7	—	137.2
Other, net	—	—	(68.2)	23.4	23.4	—	(44.8)
Net cash provided by/(used in) financing activities	2,469.8	17,989.7	366.4	19,500.4	37,490.1	(23,425.7)	16,900.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2.2)	(2.2)	—	(2.2)
Net increase in cash and cash equivalents	—	—	308.6	284.5	284.5	—	593.1
Cash and cash equivalents at beginning of period	—	—	—	135.5	135.5	—	135.5
Cash and cash equivalents at end of period	$—	$—	$308.6	$420.0	$420.0	$—	$728.6

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

Significant Events in the Three Months Ended September 30, 2017 and Recent Developments

Products

FIRAZYR for the treatment of HAE in Europe

•
On October 26, 2017, Shire announced that the European Commission ("EC") approved a label extension for FIRAZYR, broadening its use to the treatment of acute attacks of HAE in adolescents and children aged two years and older.

INTUNIV for the treatment of attention deficit hyperactivity disorder ("ADHD") in Japan

•	On September 20, 2017, Shire and its partner in Japan, Shionogi & Co., Ltd, announced positive topline results for a Phase 3 study evaluating INTUNIV in adult patients with ADHD in Japan.

MYDAYIS for the treatment of ADHD

•	On August 28, 2017, Shire announced that MYDAYIS was available by prescription in the United States. The FDA approved MYDAYIS on June 20, 2017 for patients 13 years and older with ADHD.

Lifitegrast for the treatment of dry eye disease ("DED") in Europe

•
On August 15, 2017, Shire announced that the Marketing Authorization Application for lifitegrast, submitted on August 7, 2017, was validated by the UK as the Reference Member State involved in the Decentralized Procedure.

Pipeline

SHP654 for the treatment of hemophilia A

•
On October 25, 2017, Shire announced that the FDA awarded Orphan Drug Designation to SHP654 (also designated as BAX 888), an investigational factor VIII (FVIII) gene therapy for the treatment of hemophilia A. The FDA also granted Shire Investigational New Drug ("IND") status for SHP654.

SHP674 (ONCASPAR) for the treatment of acute lymphoblastic leukemia

•
On October 12, 2017, Shire received a positive opinion from the Committee for Medicinal Products for Human Use ("CHMP") recommending marketing authorization for Lyophilized ONCASPAR for use as a component of antineoplastic combination therapy in acute lymphoblastic leukemia ("ALL") in all ages.

SHP607 for the treatment of complications of prematurity

•
On September 12, 2017, Shire announced that the FDA has granted Fast Track designation for SHP607 for the prevention of chronic lung disease in extremely premature infants. SHP607 is currently in Phase 2 clinical development.

SHP616 for the treatment of HAE

•
On September 11, 2017, Shire announced positive topline Phase 3 results for the SAHARA study that evaluated the efficacy and safety of subcutaneously administered C1 esterase inhibitor [human] Liquid for Injection in patients 12 years of age or older with symptomatic HAE.

Board Changes

On August 21, 2017, Shire announced that Jeff Poulton, Chief Financial Officer, will be leaving the Company. The Board has commenced a formal search for a successor and Jeff will continue to serve in his current role as this search progresses. During this transition period, Jeff will remain on the Executive Committee and on the Board of Directors of Shire plc until the end of the year.

In addition, and following the announcement that Dominic Blakemore will be appointed Group Chief Executive of Compass Group PLC on April 1, 2018, the Board has approved the appointment of Sara Mathew as Chair of the Audit Compliance & Risk Committee to take place with immediate effect. Dominic Blakemore will remain a member of the Audit Compliance & Risk Committee.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Product sales

The following table provides an analysis of the Company’s Product sales:

(In millions, except %)	Three months ended September 30,			Nine months ended September 30,
Product sales by franchise	2017	2016	Product sales growth	2017	2016	Product sales growth
HEMOPHILIA	$725.3	$702.4	3%	$2,119.6	$978.0	N/M
INHIBITOR THERAPIES	190.7	181.7	5%	631.9	255.7	N/M
Hematology	916.0	884.1	4%	2,751.5	1,233.7	N/M
IMMUNOGLOBULIN THERAPIES	605.1	472.5	28%	1,613.9	610.7	N/M
BIO THERAPEUTICS	196.6	134.0	47%	546.7	185.3	N/M
Immunology	801.7	606.5	32%	2,160.6	796.0	N/M
VYVANSE	538.4	512.6	5%	1,620.3	1,539.5	5%
ADDERALL XR	106.0	80.5	32%	242.3	281.1	(14)%
MYDAYIS	10.2	—	N/A	25.9	—	N/A
Other Neuroscience	36.5	23.4	56%	91.3	81.2	12%
Neuroscience	691.1	616.5	12%	1,979.8	1,901.8	4%
FIRAZYR	195.5	146.3	34%	461.4	411.3	12%
ELAPRASE	152.9	146.7	4%	454.5	424.3	7%
REPLAGAL	117.2	118.9	(1)%	349.0	340.5	2%
VPRIV	89.6	87.7	2%	257.3	259.3	(1)%
CINRYZE	56.9	165.4	(66)%	458.7	502.6	(9)%
KALBITOR	16.0	11.1	44%	48.3	39.2	23%
Genetic Diseases	628.1	676.1	(7)%	2,029.2	1,977.2	3%
LIALDA/MEZAVANT	86.7	208.6	(58)%	469.6	570.3	(18)%
GATTEX/REVESTIVE	84.9	58.1	46%	229.2	154.3	49%
PENTASA	72.1	85.4	(16)%	224.5	222.3	1%
NATPARA	39.1	23.3	68%	103.3	58.8	76%
Other Internal Medicine	68.2	87.3	(22)%	227.5	260.6	(13)%
Internal Medicine	351.0	462.7	(24)%	1,254.1	1,266.3	(1)%
Ophthalmics	77.4	14.1	N/M	173.4	14.1	N/M
Oncology	68.5	55.4	24%	189.3	75.7	N/M
Total Product sales	$3,533.8	$3,315.4	7%	$10,537.9	$7,264.8	45%
N/M: Consolidated results include Baxalta sales as of June 3, 2016, the date of acquisition; therefore, Product sales growth as a percentage is not meaningful.

Hematology

Hematology product sales, totaling $916.0 million and $2,751.5 million, respectively, are included in Product sales for the three and nine months ended September 30, 2017, representing 26% of Shire's reported Product sales in each respective period.

Growth across the franchise during the three months ended September 30, 2017 was driven by underlying demand in the Company's international markets, which also benefited from the timing of large orders. The increase in Hematology product sales during the nine months ended September 30, 2017, compared to the corresponding period in 2016, was driven primarily by the inclusion of Baxalta revenues following the acquisition on June 3, 2016.

Immunology

Immunology product sales, totaling $801.7 million and $2,160.6 million, respectively, are included in Product sales for the three and nine months ended September 30, 2017, representing 23% and 21% of Shire's reported Product sales, respectively.

During the three months ended September 30, 2017, Immunology product sales increased 32%, with growth from both the immunoglobulin therapies and bio therapeutics products. U.S. product sales benefited from growth in demand and stocking for GAMMAGARD liquid and increased demand for the subcutaneous portfolio. International growth was primarily due the timing of large orders and improved underlying performance in all regions during the three months ended September 30, 2017.

Immunology product sales increased during the nine months ended September 30, 2017, compared to the corresponding period in 2016, was driven primarily by the inclusion of Baxalta revenues following the acquisition on June 3, 2016.

Neuroscience

Neuroscience product sales increased 12% and 4% during the three and nine months ended September 30, 2017, respectively, primarily driven by VYVANSE.

During the three months ended September 30, 2017, VYVANSE sales increased 5%, primarily due to the benefit of a price increase taken since the third quarter of 2016, increased demand resulting from U.S. ADHD market growth and improved performance in the Company's international markets. ADDERALL XR sales increased 32% during the three months ended September 30, 2017, primarily due to stocking in the third quarter of 2017 compared to destocking in the corresponding period in 2016.

During the nine months ended September 30, 2017, VYVANSE sales increased 5%, compared to the corresponding period during 2016, primarily due to year-over-year prescription growth in the U.S., the benefit of a price increase, growth in the Company's international markets, partially offset by destocking.

MYDAYIS, which was made available to patients on August 28, 2017, contributed $10.2 million and $25.9 million of product sales during the three and nine months ended September 30, 2017, respectively.

Genetic Diseases

Genetic Diseases product sales decreased 7% and increased 3% during the three and nine months ended September 30, 2017, respectively, primarily due to the impact of a CINRYZE supply constraint, which was offset by FIRAZYR and ELAPRASE growth.

During the three months ended September 30, 2017, CINRYZE sales decreased 66% due to supply constraints caused by a manufacturing interruption experienced during the quarter. The issue has been addressed and production has resumed. Approximately $100.0 million of product was shipped to customers in October. The Company continues its efforts to stabilize the manufacturing of CINRYZE; however, supply constraints may continue until a second source of production is secured. Subject to FDA approval, the Company expects to add CINRYZE in-house production capabilities during the first quarter of 2018. FIRAZYR sales increased 34% during three months ended September 30, 2017, due to increased patient demand and stocking, in part due to the CINRYZE supply constraints.

During the nine months ended September 30, 2017, CINRYZE sales decreased 9% due to supply constraints, partially offset by an increase in number of patients. ELAPRASE and FIRAZYR sales increased during the nine months ended September 30, 2017, due to an increase in the number of patients on therapy.

Internal Medicine

Internal Medicine product sales decreased 24% and 1% during the three and nine months ended September 30, 2017, as the impact of LIALDA generic competition was partially offset by growth from GATTEX/REVESTIVE and NATPARA.

During the three months ended September 30, 2017, LIALDA/MEZAVANT sales decreased 58% due to the impact of generic competition. An authorized generic was launched during the three months ended September 30, 2017.

During the three months ended September 30, 2017, GATTEX/REVESTIVE and NATPARA sales increased 46% and 68%, respectively, primarily due to an increase in the numbers of patients on therapy.

During the nine months ended September 30, 2017, LIALDA/MEZAVANT sales decreased 18% due to the impact of generic competition. During the nine months ended September 30, 2017, GATTEX/REVESTIVE and NATPARA sales increased 49% and 76%, respectively, due to an increase in the number of patients on therapy.

Ophthalmics

Ophthalmics product sales relate to XIIDRA, which was made available to patients starting on August 29, 2016. XIIDRA contributed $77.4 million and $173.4 million of product sales during the three and nine months ended September 30, 2017, respectively, due to an increase in the number of patients on therapy with 9% prescription growth since the second quarter of 2017.

Oncology

Oncology product sales increased 24% during the three months ended September 30, 2017, driven by product sales of ONCASPAR and ONIVYDE, the latter of which was approved in the EU on October 18, 2016.

The increase in Oncology product sales during the nine months ended September 30, 2017, compared to the corresponding period in 2016, was driven primarily due to the inclusion of Baxalta revenues following the acquisition on June 3, 2016.

Royalties and other revenues

The following table provides an analysis of Shire’s income from royalties and other revenues:

	Three months ended September 30,			Nine months ended September 30,
(In millions, except %)	2017	2016	Change %	2017	2016	Change %
SENSIPAR royalties	$42.8	$38.7	11%	$128.1	$112.2	14%
3TC and ZEFFIX royalties	16.1	16.2	(1)%	38.8	43.3	(10)%
FOSRENOL royalties	14.3	13.7	4%	35.0	34.3	2%
ADDERALL XR royalties	7.7	4.7	64%	33.6	15.7	114%
Other royalties and revenues	82.9	63.4	31%	242.3	120.2	102%
Total Royalties and other revenues	$163.8	$136.7	20%	$477.8	$325.7	47%

Royalties and other revenues increased 20% and 47% during the three and nine months ended September 30, 2017, respectively, primarily due to an increase in royalty streams acquired with Dyax and SENSIPAR royalties and the inclusion of contract manufacturing revenue acquired with Baxalta following the acquisition on June 3, 2016.

Cost of sales

Cost of sales decreased to $1,001.4 million for the three months ended September 30, 2017 (27% of Total revenues), from $1,736.2 million in the corresponding period in 2016 (50% of Total revenues), primarily due to lower expense related to the unwind of inventory fair value adjustments.

Cost of sales increased to $3,437.3 million for the nine months ended September 30, 2017 (31% of Total revenues), from $2,762.9 million in the corresponding period in 2016 (36% of Total revenues), primarily due to the impact of the unwind of inventory fair value adjustments and increased depreciation following the acquisition of Baxalta on June 3, 2016.

For the three and nine months ended September 30, 2017, Cost of sales included depreciation of $70.1 million and $209.2 million, respectively (2016: $54.5 million and $85.2 million, respectively).

Research and development

Research and development expenses decreased to $402.8 million for the three months ended September 30, 2017 (11% of Total revenues), from $511.1 million in the corresponding period in 2016 (15% of Total revenues), primarily due to lower milestone and upfront payments associated with license arrangements.

Research and development expenses increased to $1,324.5 million for the nine months ended September 30, 2017 (12% of Total revenues), from $1,023.0 million in the corresponding period in 2016 (13% of Total revenues), primarily due to the inclusion of Baxalta costs.

For the three and nine months ended September 30, 2017, Research and development included depreciation of $10.8 million and $37.0 million, respectively (2016: $9.0 million and $20.7 million, respectively).

Selling, general and administrative

Selling, general and administrative expenses decreased to $859.7 million for the three months ended September 30, 2017 (23% of Total revenues), from $875.6 million in the corresponding period in 2016 (25% of Total revenues), primarily due to the realization of synergies from the acquisition of Baxalta and lower XIIDRA marketing expense, which was partially offset by MYDAYIS launch costs and increased depreciation expense.

Selling, general and administrative expenses increased to $2,647.7 million for the nine months ended September 30, 2017 (24% of Total revenues), from $2,025.8 million in the corresponding period in 2016 (27% of Total revenues), primarily due to the inclusion of Baxalta costs and XIIDRA marketing expense, partially offset by the realization of synergies from the acquisition of Baxalta.

For the three and nine months ended September 30, 2017, Selling, general and administrative expenses included depreciation of $39.0 million and $117.3 million, respectively (2016: $29.6 million and $69.4 million, respectively).

Amortization of acquired intangible assets

For the period three and nine months ended September 30, 2017, Shire recorded Amortization of acquired intangible assets of $482.4 million and $1,280.5 million, respectively, compared to $354.9 million and $702.5 million, respectively, in the corresponding periods in 2016, primarily related to intangible assets acquired with Baxalta and the acceleration of CINRYZE amortization following positive SHP643 Phase 3 results.

Integration and acquisition costs

For the three and nine months ended September 30, 2017, Shire recorded Integration and acquisition costs of $237.0 million and $696.7 million, respectively, compared to $284.5 million and $738.6 million, respectively, in the corresponding periods in 2016.

In the three and nine months ended September 30, 2017, Integration and acquisition costs included a credit of $3.4 million and a charge of $144.3 million, respectively, relating to the change in fair value of contingent consideration payable. The Baxalta Integration and acquisition costs include $60.2 million and $177.4 million, respectively, of employee severance and acceleration of stock compensation, $28.4 million and $114.0 million, respectively, of third-party professional fees and $29.7 million and $71.4 million, respectively, of expenses associated with facility consolidations and $114.1 million and $147.8 million, respectively, of asset impairments for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, Shire recorded Integration and acquisition costs of $284.5 million and $738.6 million, respectively, primarily related to the acquisition and integration of Dyax and Baxalta. These costs primarily consist of $43.9 million and $56.6 million, respectively, of contract terminations, $6.8 million and $132.4 million, respectively, of acquisition costs including legal, investment banking and other transaction-related fees, $123.9 million and $389.4 million, respectively, of employee severance and acceleration of stock compensation, $65.8 million and $155.0 million, respectively, of third-party professional fees and $18.2 million and a credit of $26.9 million, respectively, of change in fair value of contingent consideration.

Reorganization costs

For the three and nine months ended September 30, 2017, Shire recorded Reorganization costs of $5.4 million and $24.5 million, respectively, compared to  $101.4 million and $115.7 million, respectively, in the corresponding periods in 2016, primarily related to office and manufacturing facility closures.

Total other expense, net

For the three and nine months ended September 30, 2017, Shire recorded Total other expense, net of $140.5 million and $412.9 million, respectively, compared to  $191.3 million and $323.1 million, respectively, in the corresponding periods in 2016, primarily related to the interest expense incurred on borrowings used to fund the acquisitions of Dyax and Baxalta and the amortization of one-time upfront arrangement fees incurred on borrowings associated with the acquisition of Baxalta and Dyax in 2016.

Taxation

The effective tax rate on income from continuing operations for the three and nine months ended September 30, 2017 was 2% and 4%, respectively, compared to 38% and 246%, respectively, in the corresponding periods in 2016.

The effective tax rate for the three and nine months ended September 30, 2017 was affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction as well as significant acquisition and integration costs. Additionally, certain discrete events occurred during the year which contributed to the low effective tax rate, including a tax benefit associated with the filing of the U.S. returns and the reversal of prior period income tax reserves.

The effective tax rate for the three and nine months ended September 30, 2016 was affected by the combined impact of the relative quantum of the profit before tax by jurisdiction for the period and of the reversal of deferred tax liabilities from the acquisition of Baxalta (including in higher tax territories such as the U.S.) of inventory and intangible assets amortization as well as significant acquisition and integration costs. Additionally, the impact of certain items that arose from the Baxalta acquisition caused significant variations in the estimated effective rate during 2016. As a result, the Company applied a permitted exception to the general rule by including the actual income tax effect for certain portions of its business discretely when it calculated the provision for income taxes for the three and nine months ended September 30, 2016.

Discontinued operations

The loss from discontinued operations for the three months ended September 30, 2017 was $0.4 million, net of taxes and the gain for the nine months ended September 30, 2017 was $18.6 million, net of taxes. The loss during the three months ended September 30, 2017 was related to the divested DERMAGRAFT business and the gain during the nine months ended September 30, 2017 was primarily due to the return of funds previously held in escrow related to the acquisition of the DERMAGRAFT business.

The loss from discontinued operations for the three and nine months ended September 30, 2016 was $18.3 million and $257.5 million, respectively, net of tax, primarily due to legal contingencies, including a proposed legal settlement to resolve the previously disclosed Department of Justice investigation associated with the divested DERMAGRAFT business.

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

Shire’s Consolidated Balance Sheets include $209.3 million of Cash and cash equivalents as of September 30, 2017.

Shire has a revolving credit facility ("RCF") of $2,100.0 million, which matures in 2021, $1,050.0 million of which was utilized as of September 30, 2017. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of September 30, 2017, $2.0 billion of this term loan facility was outstanding. The facility matures in different tranches through November 2018 and $0.8 billion is due within the next twelve months.

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

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of September 30, 2017, these lines of credit were not utilized.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash), as of September 30, 2017 and December 31, 2016:

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$209.3	$528.8

Long term borrowings (excluding capital leases)	(17,613.9)	(19,552.6)
Short term borrowings (excluding capital leases)	(2,622.2)	(3,061.6)
Capital leases	(349.1)	(353.6)
Total debt	$(20,585.2)	$(22,967.8)
Net debt	$(20,375.9)	$(22,439.0)

•
Net debt is a non-GAAP measure. Net debt represents U.S. GAAP Cash and cash equivalents less U.S. GAAP short and long term borrowings and capital leases. The Company believes that Net debt is a useful measure as it indicates the level of borrowings after taking account of the Cash and cash equivalents that could be utilized to pay down the outstanding borrowings.

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

Cash flow activity

Net cash provided by operating activities increased by $1,231.1 million, or 82%, to $2,737.1 million (2016: $1,506.0 million) during the nine months ended September 30, 2017, primarily due to increased cash receipts from higher sales, partially offset by a payment of $351.6 million associated with the settlement of the DERMAGRAFT litigation.

Net cash used in investing activities was $491.2 million during the nine months ended September 30, 2017, principally relating to cash paid for purchases of PP&E and long term investments.

Net cash used in financing activities was $2,571.6 million during the nine months ended September 30, 2017. This includes $3,000.0 million of scheduled and advance repayments under the November 2015 Facilities Agreement; $2,660.0 million repayments under the RCF and a dividend payment of $234.7 million, which was partially offset by $3,260.0 million of borrowings under the RCF and $92.2 million of cash proceeds from the exercise of options.

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

Critical Accounting Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases and pension costs. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, of Shire's 2016 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's critical accounting policies during the three and nine months ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation set forth in PART II, ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

As of September 30, 2017 the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (“IAS”) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 27, 2017	/s/ Dr. Flemming Ornskov Dr. Flemming Ornskov Chief Executive Officer

Date: October 27, 2017	/s/ Jeffrey Poulton Jeffrey Poulton Chief Financial Officer