Form 10-K
period 2017-12-31
Shire plc
filed 2018-02-20
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☒     No    ☐
As of June 30, 2017, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the ordinary shares, £0.05 par value per share of the Registrant held by non-affiliates was approximately $50.1 billion. This was computed using the average bid and asked price at the above date.
As of February 12, 2018, the number of outstanding ordinary shares of the Registrant was 910,072,739.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, including without limitation statements concerning future strategy, plans, objectives, expectations and intentions, projected revenues, the anticipated timing of clinical trials and approvals for, and the commercial potential of, inline or pipeline products, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event such risks or uncertainties materialize, Shire’s results could be materially adversely affected. The risks and uncertainties include, but are not limited to, the following:

•	Shire’s products may not be a commercial success;

•
increased pricing pressures and limits on patient access as a result of governmental regulations and market developments may affect Shire’s future revenues, financial condition and results of operations;

•
Shire depends on third parties to supply certain inputs and services critical to its operations including certain inputs, services and ingredients critical to its manufacturing processes. Any disruption to the supply chain for any of Shire’s products may result in Shire being unable to continue marketing or developing a product or may result in Shire being unable to do so on a commercially viable basis for some period of time;

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

•	the nature of producing plasma-based therapies may prevent Shire from timely responding to market forces and effectively managing its production capacity;

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

•	failure to comply with laws and regulations governing the sales and marketing of its products could materially impact Shire’s revenues and profitability;

•	Shire’s products and product candidates face substantial competition in the product markets in which it operates, including competition from generics;

•	Shire’s patented products are subject to significant competition from generics;

•
adverse outcomes in legal matters, tax audits and other disputes, including Shire’s ability to enforce and defend patents and other intellectual property rights required for its business, could have a material adverse effect on the Shire’s revenues, financial condition or results of operations;

•	Shire may fail to obtain, maintain, enforce or defend the intellectual property rights required to conduct its business;

•	Shire faces intense competition for highly qualified personnel from other companies and organizations;

•	failure to successfully execute or attain strategic objectives from Shire’s acquisitions and growth strategy may adversely affect the Shire’s financial condition and results of operations;

•
Shire’s growth strategy depends in part upon its ability to expand its product portfolio through external collaborations, which, if unsuccessful, may adversely affect the development and sale of its products;

•
a slowdown of global economic growth, or economic instability of countries in which Shire does business, could have negative consequences for Shire’s business and increase the risk of non-payment by Shire’s customers;

•	changes in foreign currency exchange rates and interest rates could have a material adverse effect on Shire’s operating results and liquidity;

•	Shire is subject to evolving and complex tax laws, which may result in additional liabilities that may adversely affect the Shire’s financial condition or results of operations;

•	if a marketed product fails to work effectively or causes adverse side effects, this could result in damage to Shire’s reputation, the withdrawal of the product and legal action against Shire;

•
Shire is dependent on information technology and its systems and infrastructure face certain risks, including from service disruptions, the loss of sensitive or confidential information, cyber-attacks and other security breaches or data leakages that could have a material adverse effect on Shire’s revenues, financial condition or results of operations;

•	Shire faces risks relating to the expected exit of the United Kingdom from the European Union;

•	Shire incurred substantial additional indebtedness to finance the Baxalta acquisition, which has increased its borrowing costs and may decrease its business flexibility;

•
Shire's ongoing strategic review of its Neuroscience franchise may distract management and employees and may not lead to improved operating performance or financial results; there can be no guarantee that, once completed, Shire's strategic review will result in any additional strategic changes beyond those that have already been announced; and

a further list and description of risks, uncertainties and other matters can be found in this Annual Report on Form 10-K and in Shire’s subsequent Quarterly Reports on Form 10-Q, in each case including those risks outlined in “ITEM 1A: Risk Factors”, and in Shire’s subsequent reports on Form 8-K and other Securities and Exchange Commission filings, all of which are available on Shire’s website.

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

SHIRE PLC
2017 Form 10-K Annual Report

PART I

ITEM 1: Business

General

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is the leading global biotechnology company focused on serving people with rare diseases and other highly specialized conditions.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development (R&D) focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders, including patients, physicians, policy makers, payers, partners, investors and employees.

Strategy

Shire's mission is to develop and deliver breakthrough therapies for people around the world affected by rare diseases, and those with highly specialized conditions, who lack effective therapies to live their lives to the fullest.

With the acquisition and integration of Baxalta, Shire has solidified its leadership position in rare diseases with a robust inline portfolio, innovative pipeline and global commercial infrastructure.

Business Model

The Company strives to develop best-in-class products, many of which are available in more than 100 countries, across core therapeutic areas including Immunology, Hematology, Neuroscience, Internal Medicine, Genetic Diseases, Oncology and Ophthalmics.

Shire's business is managed through guidance from the Board of Directors (Board), the Chief Executive Officer (CEO) and the Executive Committee, with support from its Inline Committee, Pipeline Committee and Corporate Committee, which comprise senior management from across functions to support the inline products, pipeline activities and other corporate related activities, respectively.

The principal purpose of the Board is to provide leadership to the Company in a manner that promotes its long-term success, creating sustainable value for the benefit of shareholders and other stakeholders. The Board, with input from management, determines the strategy and the Board is responsible for overseeing its implementation by management. In doing so, the Board works closely with management to ensure that a culture of integrity, responsibility and patient focus exists throughout the organization. In addition, the Board has oversight of all material matters impacting the Company and its operations including key policies, significant financial matters, mergers and acquisitions, risk management and succession planning.

The Executive Committee assists the CEO in managing Shire’s business operations, ensuring that they are run within the governance framework established by the Board. In doing so, the Executive Committee supports the implementation of the Company’s strategy and deliberates matters that are material from a risk, financial, reputational and strategic perspective.

Shire's Inline Committee focuses exclusively on the commercial execution of its marketed products to ensure that the Company services the needs of its customers and patients, as efficiently as possible; while Shire’s Pipeline Committee focuses on advancing the pre-clinical and clinical development pipeline, targeting rare diseases and highly specialized conditions with high unmet need. These cross-functional committees ensure Shire explores and develops opportunities built upon its core capabilities, priority commercial franchises and also seeks to explore related and emerging areas.

Shire's Corporate Committee provides oversight, input and decision-making for corporate cross-functional matters not covered by the Inline Committee and Pipeline Committee.

Shire drives growth by investing in internal research and development and through acquisitions, in-licensing and new product development opportunities. Shire’s global corporate development team searches for new technologies, innovative products and strategic partnerships. The team engages in conversations with scientists and entrepreneurs on a global basis, while collaborating with commercial and R&D experts throughout the Company.

In 2018, the Company announced the Board concluded that the Neuroscience franchise warrants additional focus and investment and that there is a strong rationale for creating two distinct divisions within Shire: a Rare Disease division and a Neuroscience division.  The Company will implement the new divisional structure with effect from January 1, 2018.

2017 and Recent Highlights

Important accomplishments include:

Product updates

•
the U.S. Food and Drug Administration (FDA) approval and subsequent launch of MYDAYIS (mixed salts of a single-entity amphetamine product), a once-daily treatment comprised of three different types of drug-releasing beads for patients aged 13 years and older with Attention Deficit Hyperactivity Disorder (ADHD);

•
the European Commission (EC) granted Marketing Authorization for ADYNOVI, an extended half-life recombinant Factor VIII treatment, for on-demand and prophylactic use in patients 12 years and older living with hemophilia A;

•
the approval of XIIDRA for the treatment of dry eye disease (DED) in Canada, marking the first approval for the treatment outside of the U.S. XIIDRA will be available for patients in Canada in early 2018;

•	the approval from the Japanese Ministry of Health, Labor and Welfare and subsequent launch of INTUNIV for ADHD in Japan by Shire’s partner, Shionogi;

•
the EC Conditional Marketing authorization of NATPAR (rhPTH[1-84]) as an adjunctive treatment for adult patients with chronic hypoparathyroidism who cannot be adequately controlled with standard therapy alone;

•	the approval in Europe for a lyophilized formulation of ONCASPAR (pegaspargase) for patients with Acute Lymphoblastic Leukemia (ALL);

•	the EC approval of a label extension for CINRYZE (C1 inhibitor [human]), broadening its use to children with Hereditary Angioedema (HAE);

•	the submission of a Japanese New Drug Application for FIRAZYR to the Pharmaceutical and Medical Devices Agency in Japan for the treatment of HAE;

•	the submission of a Marketing Authorization Application for lifitegrast for treatment of DED in Europe;

•
EU Committee for Medicinal Products for Human Use (CHMP) positive opinion received for SHP660 (ADYNOVI) for treatment and prophylaxis of bleeding in patients 12 years and above with hemophilia A (congenital Factor VIII deficiency); and

•	EU CHMP positive opinion received for FIRAZYR for the symptomatic treatment of acute attacks of Hereditary Angioedema (HAE) in adults, adolescents and children aged two years and older.

Pipeline updates

•
the announcement of positive topline Phase 3 results for the HELP Study, which evaluated the efficacy and safety of subcutaneously administered SHP643 (lanadelumab) in patients 12 years of age or older with HAE;

•	the FDA Fast Track Designation for:

•	SHP655 for the treatment of congenital thrombotic thrombocytopenic purpura (cTTP);

•	SHP607 for the prevention of chronic lung disease in extremely premature infants;

•	the Orphan Drug Designations for:

▪	SHP654 for the treatment of hemophilia A;

▪	SHP647 for treatment of pediatric patients with moderately to severely active ulcerative colitis;

•	the breakthrough designation for SHP620 being studied for the treatment of Cytomegalovirus (CMV) infection and disease in transplant patients resistant or refractory to prior therapy;

•	the announcement of positive topline results for INTUNIV, evaluated in Phase 3 clinical trial in adults with ADHD, in partnership with Shionogi;

•	the initiation of Phase 3 trials for SHP640 and SHP620 in patients with bacterial and adenoviral conjunctivitis and cytomegalovirus infection, respectively; and

•	the submission of Investigational New Drug (IND) applications for:

•	the initiation of first in human clinical studies of SHP639 for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension;

•	SHP654, an investigational Factor VIII (FVIII) gene therapy, for the treatment of hemophilia A; and

•	SHP615 (Midazolam Hydrochloride Oromucosal Solution) for status epilepticus.

Business development

•	entered into a licensing agreement with AB Biosciences. The license grants Shire exclusive worldwide rights to develop and commercialize a recombinant immunoglobulin product candidate;

•
announced the results of the first stage of the strategic review of its Neuroscience business. The Board has concluded that the Neuroscience business warrants additional focus and investment and there is a strong business rationale for creating two distinct business divisions within Shire: a Rare Disease business and a Neuroscience business;

•	established collaborative license agreement with Parion Sciences to advance SHP659 for ophthalmic indications;

•
established licensing agreement with Novimmune S.A., granting Shire exclusive worldwide rights to develop and commercialize an innovative, bi-specific antibody in pre-clinical development for the treatment of hemophilia A and hemophilia A patients with inhibitors; and

•	established collaboration with MicroHealth to address unique needs of hemophilia A and B patients with inhibitors.

Facilities

•	opened new Group Headquarters in Ireland at the Miesian Plaza on Dublin’s Baggot Street;

•
on January 24, 2018, Shire announced that the FDA has granted approval for the technology transfer of CINRYZE drug product manufacturing process to its Vienna, Austria manufacturing site. Shire will begin commercial manufacturing of CINRYZE drug product in Vienna in the first quarter of 2018; and

•
on December 27, 2017, Shire announced that it had filed its first submission to the FDA for Shire’s new plasma manufacturing facility near Covington, Georgia. The facility is expected to add approximately 30% capacity to Shire's internal network once fully operational. Commercial production is expected to begin in 2018.

Board and Senior Management Changes

•
on November 20, 2017, Shire announced that Thomas Dittrich will join Shire as Chief Financial Officer, and will become a member of the Executive Committee and an Executive member of the Board of Directors. Mr. Dittrich is expected to assume his roles at Shire on March 19, 2018;

•	effective December 31, 2017, Jeff Poulton stepped down from the Board of Directors and resigned as Shire’s Chief Financial Officer;

•
on January 1, 2018, John Miller, Shire’s Senior Vice President of Finance, was appointed Interim Chief Financial Officer. Mr. Miller will hold this position until Mr. Dittrich commences his employment with Shire;

•	on January 1, 2018, Andreas Busch, PhD, joined Shire as Head of Research and Development and Chief Scientific Officer, and became a member of Shire’s Executive Committee; and

•
on August 3, 2017, Shire announced that David Ginsburg, Chairman of the Science & Technology Committee, would retire following the 2018 Annual General Meeting (AGM). Subsequently, the Board resolved that David would continue for the near term as a Non-Executive Director and Chairman of the Science & Technology Committee. On February 14, 2018, the Board announced that Dominic Blakemore, having been appointed Group Chief Executive Officer of Compass Group PLC on January 1, 2018, decided to step down as a Non-Executive Director of Shire immediately following the 2018 AGM. The Board has begun a search for two new Non-Executive Director appointees who can provide the knowledge, insight and experience that both David and Dominic brought to Shire. The Board also announced on February 14, 2018 that, following the departure of William Burns from the Board of Directors after the 2018 AGM, Olivier Bohuon will be appointed Senior Independent Director of the Board.

Other developments

•	announced the appointment of Al Stroucken as Chair of the Remuneration Committee and

•	the appointment of Sara Mathew as Chair of the Audit Compliance & Risk Committee.

Financial Information about Operating Segments

In 2017, the Company operated as a single operating and reportable segment. This segment is engaged in the research, development, manufacturing, marketing, distribution and sale of innovative medicines to meet significant unmet patient needs with rare diseases and other highly specialized conditions. Additional segment and geographic area disclosures are presented in Note 27, Segment Reporting, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

On January 8, 2018, Shire announced that the first stage of its strategic review of its Neuroscience business was completed. The Board concluded that the Neuroscience business warrants additional focus and investment and that there is a strong business rationale for creating two distinct business segments within Shire: a Rare Disease division and a Neuroscience division. The Company expects to report the operational performance metrics of each division separately beginning with the first quarter of 2018.

Sales and Marketing

As of December 31, 2017, the Company employed 3,497 (2016: 3,325) sales and marketing staff to service its operations throughout the world, including its major markets in North America, Europe, Latin America and Asia Pacific.

Currently marketed products

The table below lists the Company’s main marketed products as of December 31, 2017, indicating the owner/licensor, disease area and the key territories in which Shire markets the product.

Products	Disease area	Key territories
Hematology
ADVATE [Antihemophilic Factor (Recombinant)]	Hemophilia A	Global
ADYNOVATE/ADYNOVI [Antihemophilic Factor (Recombinant), PEGylated]	Hemophilia A	U.S., EU, Japan and Switzerland
RIXUBIS [Coagulation Factor IX (Recombinant)]	Hemophilia B	U.S., Japan and Europe
VONVENDI [von Willebrand Factor (Recombinant)]	Von Willebrand Disease	U.S.
FEIBA [Anti-Inhibitor Coagulant Complex]	Hemophilia A and B patients with inhibitors	Global
OBIZUR [Factor VIII]	Hemophilia A	Global
Genetic Diseases
ELAPRASE (idursulfase)	Hunter Syndrome (Mucopolysaccharidosis Type II, MPS II)	Global[1]
REPLAGAL (agalsidase alfa)	Fabry Disease	Europe, Latin America and Asia Pacific[2]
VPRIV (velaglucerase alfa)	Gaucher disease, Type 1	Global
Neuroscience
VYVANSE/VENVANSE/ELVANSE/TYVENSE/VUXEN/ ADUVANZ (lisdexamfetamine dimesylate)	ADHD and BED ADHD only	U.S., Canada Europe, Brazil[3]
ADDERALL XR (mixed salts of a single-entity amphetamine)	ADHD	U.S. and Canada
MYDAYIS (mixed salts of a single-entity amphetamine)	ADHD	U.S.
Immunology
GAMMAGARD LIQUID/KIOVIG [Immune globulin intravenous (Human)]	Primary immunodeficiency	U.S. and Europe[4]
GAMMAGARD S/D [Immune globulin intravenous (Human)]	Primary immunodeficiency	U.S. and Europe
HYQVIA [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Primary immunodeficiency	U.S. and Europe

CUVITRU [Immune Globulin Subcutaneous (Human)]	Primary immunodeficiency	U.S. and Europe
FLEXBUMIN (Human Albumin)	Hypovolemia, hypoalbuminemia	Global
CINRYZE (C1 esterase inhibitor [human])	HAE	U.S., Canada, Europe and Latin America[5]
FIRAZYR (icatibant)	HAE	Global
Internal Medicine
FOSRENOL (lanthanum carbonate)	Hyperphosphatemia in CKD-5D	Global[6,7,8]
LIALDA (mesalamine)/MEZAVANT (mesalamine)	Ulcerative Colitis	U.S., Canada, Europe and Japan[8,9,10]
PENTASA (mesalamine)	Ulcerative Colitis	U.S.
GATTEX/REVESTIVE [teduglutide (rDNA origin)]	Short Bowel Syndrome (SBS)	U.S., Europe and Canada[11]
NATPAR/A (parathyroid hormone)	Control of hypocalcemia in patients with hypoparathyroidism	Global[12]
Oncology
ONCASPAR (pegaspargase)	ALL	U.S., Europe and Canada
ONIVYDE (pegylated liposomal formulation of irinotecan)	Metastatic adenocarcinoma of the pancreas.	Europe[13]
Ophthalmic
XIIDRA (lifitegrast ophthalmic solution) 5%	DED	Global

1 Marketed by Genzyme in Asia Pacific, Japan and South Africa under license.
2 Marketed in Japan under license by Sumitomo Dainippon Pharma Co., Ltd., and distributed in Taiwan by Excelsior Company Ltd.
3 Marketed in Brazil as VENVANSE and in the EU as ELVANSE or TYVANSE.
4 Marketed in the U.S. as GAMMAGARD LIQUID and in the EU as KIOVIG.
5 Shire owns European rights, except in Turkey, Belgium, Finland and the Netherlands, which are owned by Sanquin.
6 Marketed in Japan by Bayer under license.
7 Depending on the market, available as chewable tablet and/or oral powder.
8 Marketed by distributors in certain other markets.
9 Marketed in Japan by Mochida under license.
10 Marketed in the U.S. as LIALDA and in Europe as MEZAVANT XL or MEZAVANT.
11 Marketed in the U.S. as GATTEX and in Europe and Canada as REVESTIVE.
12 Global rights, with the exception of Israel.
13 Shire licensed rights ex-USA (except Taiwan) from Ipsen Pharmaceuticals, Inc. (Ipsen).

HEMATOLOGY PRODUCTS

Treatments for Bleeding Disorders

Bleeding disorders affect the blood clotting (coagulation) process so that it does not work properly. As a result, people with bleeding disorders can bleed for longer than normal, and some may experience spontaneous bleeding into joints, muscles, or other parts of their bodies. Bleeding disorders range in severity from mild to severe and are usually inherited, though some can be acquired. The coagulation process involves blood platelets and a variety of proteins known as clotting factors. For individuals with bleeding disorders, these factors are produced at a lower level or can even be missing.

There are two forms of hemophilia, the most common type being hemophilia A. This occurs when a person does not have enough clotting Factor VIII (factor eight). Hemophilia B is less common. A person with hemophilia B does not have enough Factor IX (factor nine). The result is the same for people with hemophilia A and B; that is, they bleed for a longer time than normal. Hemophilia is usually congenital but can be acquired. Acquired hemophilia is an autoimmune disorder. It occurs when the immune system produces antibodies that mistakenly attack clotting factors.

ADVATE

ADVATE [Antihemophilic Factor (Recombinant)] is a recombinant Factor VIII (rFVIII) therapy. ADVATE is a recombinant antihemophilic factor indicated for use in adults and children with hemophilia A (congenital Factor VIII deficiency) for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. It was approved in the U.S. in 2003 and the EU in 2004. As of December 31, 2017, it was approved in 69 countries worldwide.

ADYNOVATE/ADYNOVI

ADYNOVATE/ADYNOVI is an extended halflife rFVIII treatment for hemophilia A based on ADVATE. ADYNOVATE/ADYNOVI uses the same manufacturing process as ADVATE and adds a proven technology, PEGylation (a chemical process that prolongs the amount of time a compound remains in circulation, potentially allowing for fewer injections), which Shire has exclusively licensed from Nektar Therapeutics. ADYNOVATE was approved in the U.S. in November 2015 and in Japan in April 2016. It was approved under the name ADYNOVI in the EU in January 2018 and in Switzerland in September 2016.

RIXUBIS

RIXUBIS [Coagulation Factor IX (Recombinant)] was launched in the U.S. in 2013 for the treatment of hemophilia B. RIXUBIS is an injectable medicine used to replace clotting Factor IX that is missing in people with hemophilia B. RIXUBIS was approved in the EU in December 2014 and Japan in February 2016. As of December 31, 2017, RIXUBIS was approved in 46 countries.

Inhibitor Therapies

Inhibitors cause serious medical problems that can occur when a person with hemophilia has an immune response to treatment with clotting factor concentrates. The immune system defends the body from harmful germs and viruses. Sometimes in the case of an inhibitor, a person's immune system reacts to proteins in factor concentrates as if they were harmful foreign substances because the body has never seen them before. When this happens, inhibitors (also called antibodies) form in the blood to fight against the foreign factor proteins. This stops the factor concentrates from being able to fix the bleeding problem.

Bleeding is very hard to control in someone with hemophilia who develops inhibitors. A person with inhibitors faces more bleeding and pain because treatment with factor concentrates is ineffective. In patients with persistent inhibitors, if bleeding into the muscles and joints is not controlled, permanent joint damage is likely.

Treatment of inhibitors is one of the biggest challenges in hemophilia today. It is possible to get rid of inhibitors using a technique called immune tolerance induction, which has become the standard of care in medically advanced countries. However, this type of treatment requires specialized medical expertise, is expensive and can take a long time. Drugs called bypassing agents can be used to work around inhibitors and help blood clot.

FEIBA

FEIBA (Activated Prothrombin Complex Concentrate - aPCC) is a plasma based inhibitor bypass therapy, currently FEIBA is the only agent indicated for use in all three settings; on demand, prophylaxis and surgery. FEIBA can be used in both hemophilia A and hemophilia B patients with inhibitors for control of spontaneous bleeding episodes, to cover surgical interventions and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. FEIBA was first approved in the U.S. in 1986, and as of December 31, 2017 was approved in 73 countries. In a number of markets (not the U.S.), FEIBA is also approved for acquired hemophilia.

Treatments for von Willebrand Disease

Von Willebrand disease (VWD) is a hereditary bleeding disorder that is caused by deficiency or dysfunction of von Willebrand factor (VWF), a plasma protein that mediates the initial adhesion of platelets at sites of vascular injury and also carries and protects Factor VIII from premature proteolysis. Because of this, the blood does not clot properly, resulting in heavy menstrual periods, easy bruising, or frequent nose bleeds.

VONVENDI

VONVENDI/VEYVONDI is a recombinant von Willebrand factor (VWF) and is used to replace the VWF the body is missing in von Willebrand disease. VONVENDI is a first in class recombinant factor and was approved by the FDA in December 2015, for on-demand treatment and control of bleeding episodes in adults 18 years and above with VWD. VONVENDI/VEYVONDI can also be given independent of recombinant Factor VIII (rFVIII), based on patient need. This attribute allows for tailored treatment for patients who may not require additional FVIII. Veyvondi is under regulatory review in EU.

Other Hematology Products

The Company has a number of other marketed products in its Hematology portfolio (e.g., HEMOFIL M, RECOMBINATE and IMMUNATE for hemophilia A, OBIZUR for acquired hemophilia A, PROTHROMPLEX TOTAL for acquired deficiency and congenital deficiency of coagulation factors, IMMUNINE for hemophilia B).

GENETIC DISEASES PRODUCTS

Treatments for Lysosomal Storage Diseases

Lysosomal storage diseases (LSD) are a group of approximately 50 inherited metabolic diseases that are characterized by an abnormal build-up of various toxic materials in the body's cells.

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

Enzyme replacement therapy (ERT) is an approach to treating LSDs whereby patients are given the particular enzyme that is deficient or absent.

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

REPLAGAL is a fully human alpha-galactosidase A protein made in a human cell line which is designed to replace the deficient alpha-galactosidase A with an active enzyme to ameliorate certain clinical manifestations of Fabry disease.

In August 2001, REPLAGAL was granted marketing authorization in the EU. As of December 31, 2017, REPLAGAL was approved in 58 countries, excluding the U.S.

VPRIV

VPRIV is an enzyme replacement treatment for Type 1 Gaucher disease. Gaucher disease is a rare, inherited genetic disorder which results in a deficiency of the lysosomal enzyme beta-glucocerebrosidase. This enzymatic deficiency causes an accumulation of glucocerebroside, primarily in macrophages called Gaucher cells in the liver, spleen, bone marrow and other organs. The accumulation of glucocerebrosidase in Gaucher cells in the liver and spleen leads to organomegaly. Presence of Gaucher cells in the bone marrow and spleen leads to clinically significant anemia and thrombocytopenia.

VPRIV was approved by the FDA in February 2010, for long term enzyme replacement therapy for patients with Type 1 Gaucher disease. The European Medicines Agency (EMA) approved the marketing authorization for the use of VPRIV in August 2010. VPRIV has been granted orphan drug status in the EU with up to 12 years of market exclusivity from August 2010. As of December 31, 2017, VPRIV was approved in 54 countries.

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

ELAPRASE was approved by the FDA in July 2006 and granted marketing authorization by the EMA in January 2007 for the long term treatment of patients with Hunter syndrome. ELAPRASE benefits from the 12 years of data exclusivity from the date of grant of registration given to innovator biologics in the U.S. under the Affordable Care Act (ACA).

ELAPRASE received approval from the Ministry of Health Labour and Welfare (MHLW) in Japan in October 2007. As part of an agreement with Genzyme, Genzyme manages the sales and distribution of ELAPRASE in Japan as well as certain other countries in the Asia Pacific region. As of December 31, 2017, ELAPRASE was approved in 71 countries.

Information about litigation related to ELAPRASE can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

The FDA approved VYVANSE as a once-daily treatment for children aged 6 to 12 with ADHD in February 2007, for adults in April 2008 and for adolescents aged 13 to 17 in November 2010. In addition, VYVANSE became the first drug in its class to be approved by the FDA for maintenance treatment, having been approved both as a maintenance treatment in adults with ADHD in January 2012, and for maintenance treatment in pediatrics and adolescents aged 6 to 17 in April 2013. VYVANSE is available in the U.S. in seven dosage strengths and in two different formulations capsules and chewable.

The product is approved and marketed in selected European countries, Australia, Canada and Latin America under a variety of trade names VYVANSE/VENVANSE/ELVANSE/TYVENSE/VUXEN/ADUVANZ.

VYVANSE was also approved in the U.S. in January 2015 as the first and only treatment of moderate to severe binge eating disorder (BED) in adults. BED is defined as recurring episodes (more than once weekly), for at least three months, of consuming a large amount of food in a short time, compared with others. VYVANSE was approved for the treatment of BED in Canada in October 2016.

ADDERALL XR

ADDERALL XR is an extended release treatment for ADHD and is designed to provide once-daily dosing. The FDA approved ADDERALL XR as a once-daily treatment for children aged 6 to 12 with ADHD in October 2001, for adults in August 2004 and for adolescents aged 13 to 17 in July 2005.

MYDAYIS

MYDAYIS (mixed salts of a single-entity amphetamine product), a once-daily, extended-release treatment comprised of three types of drug-releasing beads, is now available for prescription in the United States. The FDA approved MYDAYIS on June 20, 2017 for patients 13 years and older with ADHD. MYDAYIS is not for use in children 12 years and younger.

Information about litigation related to MYDAYIS can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Other Neuroscience Products

The Company has a number of other products for the treatment of Neuroscience conditions (e.g., INTUNIV and EQUASYM for ADHD and BUCCOLAM for convulsive seizures).

IMMUNOLOGY PRODUCTS

Treatments for Primary Immunodeficiency

Primary immunodeficiencies (PID) are a group of more than 300 disorders in which part of the body's immune system is missing or does not function properly. Normally, the immune system protects the body from pathogenic microorganisms like bacteria, viruses, and fungi, which can cause infectious diseases. When any part of a person's immune system is absent or dysfunctional, the individuals are susceptible to infections, and it may take longer to recover from infections. When a defect in the immune system is inherited and genetically determined, it is called primary immunodeficiency.

GAMMAGARD LIQUID/KIOVIG

GAMMAGARD LIQUID [Immune Globulin Intravenous (Human) 10%] is a liquid formulation of the antibodyreplacement therapy immunoglobulin product. It was originally approved by the FDA in September 2005. GAMMAGARD LIQUID is used to treat adult and pediatric patients two years of age or older with PID and can be administered either intravenously or subcutaneously. GAMMAGARD LIQUID is also used to treat adult patients with multifocal motor neuropathy (MMN) administered intravenously. It can be administered either intravenously or subcutaneously. KIOVIG is the brand name used for GAMMAGARD LIQUID outside of the U.S. KIOVIG is approved in Europe for use by patients with PID and certain secondary immunodeficiencies, and for adults with MMN. As of December 31, 2017, GAMMAGARD LIQUID/KIOVIG was approved in 72 countries.

GAMMAGARD S/D

GAMMAGARD S/D [Immune Globulin Intravenous (Human)] IgA less than 1 µg/mL in a 5% solution is indicated for the treatment of PID in patients two years old and older. GAMMAGARD S/D is also indicated for prevention of bacterial infections in hypogammaglobulinemia and/or recurrent bacterial infections associated with Bcell chronic lymphocytic leukemia (CLL), treatment of adult patients with chronic idiopathic thrombocytopenic purpura (ITP) to increase platelet count and to prevent and/or control bleeding, and prevention of coronary artery aneurysms associated with Kawasaki Syndrome in pediatric patients. GAMMAGARD S/D is provided for patients who require a low IgA content in their IV treatment (IgA less than 1 µg/mL in a 5% solution). GAMMAGARD S/D was initially approved in the U.S. in 1994. As of December 31, 2017, GAMMAGARD S/D was approved in 22 countries.

HYQVIA

HYQVIA [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase] is a product consisting of human normal immunoglobulin (IG) and recombinant human hyaluronidase (licensed from Halozyme). The IG provides the therapeutic effect and the recombinant human hyaluronidase facilitates the dispersion and absorption of the IG administered subcutaneously, increasing its bioavailability. The IG is a 10% solution that is prepared from human plasma consisting of at least 98% immunoglobulin G, which contains a broad spectrum of antibodies. HYQVIA is the only subcutaneous IG treatment for PID patients with a dosing regimen requiring only one infusion up to once per month and one injection site per infusion to deliver a full therapeutic dose of IG. HYQVIA is approved in Europe for use by patients with PID syndromes and myeloma or CLL with severe secondary hypogammaglobulinemia and recurrent infections, and in the United States for adults with PID. HYQVIA was approved in Europe in May 2013 and the U.S. in September 2014. As of December 31, 2017, HYQVIA was approved in 26 countries.

CUVITRU

CUVITRU is an Immune Globulin Subcutaneous (Human) (IGSC), 20% Solution indicated as replacement therapy for primary humoral immunodeficiency in adult and pediatric patients two years of age and older. CUVITRU is also indicated in the EU for the treatment of certain secondary immunodeficiencies. CUVITRU is the only 20% subcutaneous IG treatment option without proline and with the ability to infuse up to 60 mL (12 grams) per site and 60 mL per hour, per site as tolerated, resulting in fewer infusion sites and shorter infusion durations compared to other conventional subcutaneous IG treatments. CUVITRU was approved in the U.S. in September 2016. A decentralized procedure (DCP) to support approval by 17 authorities in Europe was successfully completed in June 2016. As of December 31, 2017, CUVITRU was approved in 21 countries.

Biotherapeutic Products

Albumin Products

Human albumin, produced in the liver, is an essential protein found in human plasma and accounts for about 50% to 60% of plasma proteins. The primary functions of albumin are to maintain intravascular oncotic pressure, serve as a free radical scavenger and to facilitate transportation of substances such as fatty acids, hormones, bile salt, bilirubin, metals and therapeutic drugs. When plasma volume is drastically reduced, serum albumin supplementation can help restore the losses. The key indication of albumin is the restoration and maintenance of circulating blood volume in situations such as trauma, surgery, blood loss, hypoalbuminemia and burn management.

FLEXBUMIN/Human Albumin

FLEXBUMIN (Human Albumin in a bag) and Human Albumin (glass) are available as 5% and 25% solutions. Both products are indicated for hypovolemia, hypoalbuminemia due to general causes and burns, and for use during cardiopulmonary bypass surgery as a component of the pump prime. FLEXBUMIN 25% is also indicated for hypoalbuminemia associated with adult respiratory distress syndrome (ARDS) and nephrosis, and hemolytic disease of the newborn (HDN). FLEXBUMIN was first approved in the U.S. in 2005. As of December 31, 2017, FLEXBUMIN was approved in 51 countries.

Treatments for Hereditary Angioedema (HAE)

Hereditary Angioedema is a rare, debilitating genetic inflammatory condition, which causes episodes of swelling in the face, extremities, and gastrointestinal (GI) tract and can be life threatening.

CINRYZE

CINRYZE (C1 esterase inhibitor (human)) is a C1 esterase inhibitor therapy for routine prophylaxis against HAE attacks. CINRYZE is marketed and sold in the U.S. for routine prophylaxis against HAE attacks in adolescent and adult patients with HAE. CINRYZE enjoys U.S. biological data exclusivity until October 2020. CINRYZE includes a self-administration option for appropriately trained patients. In June 2011, marketing authorization in the EU was granted for CINRYZE in adults and adolescents with HAE for routine prevention, pre-procedure prevention and acute treatment of angioedema attacks. In March 2017, the European Commission approved a label extension for routine prevention of angioedema attacks in children (ages six years and above) with severe and recurrent attacks of HAE who are intolerant to or insufficiently protected by oral preventions treatments, or patients who are inadequately managed with repeated acute treatment. The EC also approved CINRYZE for the treatment and pre-procedure prevention of angioedema attacks in children (ages two years and above) with HAE. As of December 31, 2017, CINRYZE was approved in 36 countries.

FIRAZYR

FIRAZYR (icatibant injection) is a bradykinin B2 receptor antagonist developed for the treatment of acute attacks of HAE. In July 2008, the EC granted marketing authorization throughout the EU for the use of FIRAZYR for the symptomatic treatment of acute attacks of HAE in adults, and in March 2011 approved FIRAZYR for self-administration after training in subcutaneous injection technique by a healthcare professional. In August 2011, the FDA granted marketing approval for FIRAZYR in the U.S. for treatment of acute attacks of HAE in adults aged 18 and older and, after injection training, patients may self-administer FIRAZYR. FIRAZYR has been granted orphan drug exclusivity by both the FDA and the EMA, providing it with up to seven and ten years market exclusivity in the U.S. and EU, respectively, from the date of the grant of the relevant marketing authorization. On October 26, 2017, Shire announced that the EC approved a label extension for FIRAZYR (icatibant injection), broadening its use to adolescents and children aged 2 years and older, with HAE caused by C1-esterase-inhibitor (C1-INH) deficiency. As of December 31, 2017, FIRAZYR was approved in 45 countries.

Other Immunology Products

Shire has a number of other marketed products in the Immunology portfolio including SUBCUVIA for primary immunodeficiency, ARALAST NP and GLASSIA NP for emphysema due to severe hereditary deficiency of alpha1- antitrypsin, CEPROTIN for congenital protein C deficiency and BUMINATE for hypovolemia and hypoalbuminemia.

INTERNAL MEDICINE PRODUCTS

GATTEX/REVESTIVE

SBS results from a significant resection of the intestine that may have been caused by Crohn’s Disease, vascular thrombosis, cancer and/or other conditions. Most SBS patients have to rely on parenteral support to survive (up to six days per week and 8 to 12 hours per day). Parenteral support does not address the issue of malabsorption and is associated with serious life-threatening complications including infections, blood clots, and liver damage. Gattex/Revestive enables patients with SBS to increase absorption and thereby reduce their need for parenteral nutrition with the opportunity to wean off it.

GATTEX/REVESTIVE (teduglutide [rDNA origin]) for injection is the first prescription medicine for the long-term treatment of adults with SBS who are dependent on parenteral support. SBS is an ultra rare condition in which a large portion of the intestine has been removed by surgery. As a result, people cannot absorb enough nutrients or fluids from food and liquids to maintain good health. SBS can also be caused by disease or injury that prevents the small intestine from functioning properly despite normal length. To make up for the inadequate absorption, intravenous (IV) feeding (parenteral support) may be prescribed to help the patient stay healthy. GATTEX/REVESTIVE may help the remaining intestine absorb more fluids and reduce the need for parenteral support. GATTEX was approved by the FDA in December 2012. REVESTIVE was approved in the EU in August 2012. As of December 31, 2017, GATTEX/REVESTIVE was launched in the U.S., Canada, Sweden, Germany, Norway, France, Austria, Finland, Spain and Switzerland.

NATPARA/NATPAR

NATPARA (parathyroid hormone) for injection is indicated as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism (HPT). HPT is a rare condition in which the parathyroid glands fail to produce sufficient amounts of parathyroid hormone (PTH) or where the PTH lacks biologic activity. In patients with HPT, insufficient levels of PTH lead to many physiological abnormalities, including low serum calcium and an inability to convert native vitamin D into its active state to properly absorb dietary calcium. Acute symptoms of HPT are largely due to low serum calcium and range from muscle pain and tingling, to lack of focus or ability to concentrate, and anxiety and depression. In extreme cases, life-threatening events, such as arrhythmias and seizures, may occur.

NATPARA was approved by the FDA in January 2015. NATPARA has been granted orphan drug exclusivity by the FDA. NATPARA also benefits from the 12 years of data exclusivity from the date of registration given to innovator biologics in the U.S. under the ACA. NATPAR was granted conditional marketing authorization in Europe by CHMP in April 2017. As of December 31, 2017, NATPAR/A was launched in the U.S., Germany, Norway, Denmark, Austria and Sweden.

LIALDA/MEZAVANT

Ulcerative Colitis (UC) is a serious chronic inflammatory disease of the colon in which part or all of the large intestine becomes inflamed and often ulcerated.

LIALDA is approved for the induction of remission in patients with active mild to moderate UC and for the maintenance of remission of UC. LIALDA is marketed in certain territories outside the U.S. by Shire under the trade name MEZAVANT and MEZAVANT XL. As of December 31, 2017, LIALDA/MEZAVANT was commercially available in 31 countries either directly or through distributor arrangements. A generic version of LIALDA is now available in the U.S.

Information about litigation related to LIALDA can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Other Internal Medicine Products

The Company has a number of other marketed products in the Internal Medicine portfolio (e.g., XAGRID/AGRYLIN for essential thrombocythemia, RESOLOR for chronic constipation, REMINYL for dementia, PLENADREN for adrenal insufficiency, FOSRENOL for hyperphosphatemia in end stage renal disease, PENTASA for ulcerative colitis, and CARBATROL for epilepsy).

ONCOLOGY PRODUCTS

Acute Lymphoblastic Leukemia (ALL)

Acute lymphoblastic leukemia is a rare, fast-growing cancer of the white blood cells. The disease is the most common childhood cancer and is responsible for more than 80% of childhood leukemia cases. The five-year pediatric survival rate has climbed to 80% with modern therapies.

ONCASPAR

ONCASPAR (pegaspargase) is approved in the U.S., Canada and EU as a component of a multi-agent chemotherapeutic regimen for the first-line treatment of patients with ALL. As of December 31, 2017, ONCASPAR was approved in 46 countries.

Pancreatic Cancer

Pancreatic cancer begins in the tissues of the pancreas when abnormal cells within the pancreas grow out of control and form a tumor. It spreads rapidly and is seldom detected in its early stages, making it a leading cause of cancer death.

ONIVYDE

ONIVYDE (pegylated liposomal formulation of irinotecan) is approved in the U.S. and EU in combination with fluorouracil (5-FU) and leucovorin (LV), for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine based therapy. As of December 31, 2017, ONIVYDE was approved in 38 countries.

Shire is responsible for the development and commercialization of ONIVYDE outside of the U.S. and Taiwan under an exclusive licensing agreement with Ipsen. Shire pays Ipsen regulatory and development milestones and tiered royalties on ONIVYDE net sales. Ipsen markets ONIVYDE in the United States. PharmaEngine holds the commercialization rights in Taiwan.

OPHTHALMIC PRODUCTS

XIIDRA

XIIDRA (Lifitegrast ophthalmic solution 5%) is an integrin antagonist that reduces chronic inflammation associated with dry eye disease. It was approved by the FDA in July 2016 as the first and only prescription eye drop indicated for the treatment of the signs and symptoms of dry eye disease.

XIIDRA is currently approved and marketed in the U.S. XIIDRA was approved in Canada in January 2018 and further expansion plans are underway, with filings submitted in Israel, Europe and other International markets.

ROYALTIES RECEIVED FROM OTHER PRODUCTS

SENSIPAR

Shire receives royalties arising from collaborations with Amgen and Kyowa Hakko Kirin. Amgen markets Cinacalcet HCI, a treatment for secondary hyperparathyroidismas, as Sensipar in the U.S. and as Mimpara in the EU; Kyowa Hakko Kirin markets Cinacalcet HCI as Regpara in Japan, Hong Kong, Malaysia, Macau, Singapore and Taiwan. Shire is entitled to royalties from the relevant net sales of these products through 2019 in Asia-Pacific sales territories and in or through 2018 for all other territories.

Antiviral products (3TC/Zeffix)

Shire receives royalties on antiviral products licensed to GlaxoSmithKline; 3TC for HIV and Zeffix Hepatitis B virus. Royalty terms expired in most territories outside of the U.S. during 2012. In the U.S., remaining royalty terms expire in 2018.

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

ADDERALL XR

Shire currently receives royalties from the sales of the generic version of ADDERALL XR from Impax Laboratories, Inc., Teva Pharmaceuticals Industries, Ltd. and Allergan plc. Shire also receives royalties from Prasco, LLC (Prasco) and Sandoz Inc. from sales of the authorized generic version of ADDERALL XR supplied by Shire.

Licensing funded research portfolio

Shire has licensed the rights to certain other products to third parties and receives royalties on third party sales. Shire also has rights to future milestones and royalties from its licensing funded research portfolio.

PRODUCTS UNDER DEVELOPMENT

The Company focuses its development resources on projects in a number of therapeutic areas, including Hematology, Immunology, Neuroscience, Ophthalmics, Internal Medicine, Genetic Diseases and Oncology with its early development projects primarily centered around rare diseases with a focus on selected technology platforms, such as antibodies and gene therapy approaches. Total R&D expense (including impairment charges and depreciation) of $1,763.3 million, $1,439.8 million and $1,564.0 million were incurred in the years ended December 31, 2017, 2016 and 2015, respectively.

The table below lists the Company’s products in clinical development and registration as of December 31, 2017 by stage of development indicating the most advanced development status reached in major markets and the Company’s territorial rights in respect of each product candidate. If these product candidates are ultimately approved and marketed, they may benefit from patent and/or other forms of exclusivity, as described in more detail in the sections headed “Intellectual property” and “Government Regulation” in this ITEM 1. Some of the patents (or their analogous foreign patent applications or foreign granted patents) listed in the table on “Intellectual property” section of this ITEM 1 are potentially relevant to the corresponding development projects listed below. However, as these product candidates remain in development and are subject to change as development progresses, the patents listed may not necessarily be representative of the scope of patent protection that may ultimately be available if each product candidate is approved and marketed.

Product	Disease area	Development status as of December 31, 2017	The Company’s territorial rights
SHP489 (VYVANSE)	ADHD in children and adolescents	Registration in Japan	Global[1]
SHP660 (ADYNOVATE/ADYNOVI)	Hemophilia A	Registration in EU	Global
SHP677 (VONVENDI)	Von Willebrand Disease	Registration	Global
SHP667 (FIRAZYR)	HAE	Registration in Japan	Global
SHP606 (XIIDRA)	Dry Eye Disease	Registration in EU	Global
SHP663	Acute Lymphocytic Leukemia	Registration[2]	Global
SHP643	HAE prophylaxis	Registration[2]	Global
SHP555	Chronic idiopathic constipation in adults	Registration[2]	U.S. and EU
SHP616 (CINRYZE)	Prophylaxis and acute treatment of angioedema	Phase 3 in Japan	Global
SHP616 (CINRYZE)	Antibody Mediated Rejection	Phase 3	Global
SHP616 (CINRYZE)	Subcutaneous formulation for HAE prophylaxis	Phase 3	Global
SHP620	Treatment of cytomegalovirus infection (CMV) in transplant patients	Phase 3	Global[3]
SHP621	Treatment of adolescents and adults with Eosinophilic Esophagitis (EoE)	Phase 3	Global
SHP633 (REVESTIVE)	Treatment of adults with SBS	Phase 3 in Japan	Global
SHP633 (GATTEX/REVESTIVE)	Treatment of pediatric patients with SBS	Phase 3	Global
SHP640	Treatment of infectious conjunctivitis	Phase 3	Global
SHP647	Ulcerative Colitis	Phase 3	Global
SHP609	Neurocognitive Decline Associated with Hunter Syndrome	Phase 2/3	Global[4]
SHP647	Crohn’s Disease	Phase 2	Global
SHP655	Congenital Thrombotic Thrombocytopenic Purpura	Phase 3	Global[5]

SHP671 (HYQVIA)	Chronic Inflammatory Deymelinating Polyradiculoneuropathy (CIDP)	Phase 3	Global
SHP671 (HYQVIA)	Primary Immunodeficiency in pediatric patients	Phase 3	Global
SHP672 (OBIZUR)	Congenital Hemophilia A with Inhibitors (CHAWI) surgery	Phase 3	Global
SHP607	Chronic Lung Disease	Phase 2	Global
SHP615 (BUCCOLAM)	Convulsive Seizures	Phase 3 in Japan	Global
SHP615 (BUCCOLAM)	Convulsive Seizures	Phase 2 in U.S.	Global
SHP625	Alagille Syndrome	Phase 2	U.S. and EU
SHP625	Progressive Familial Intrahepatic Cholestasis	Phase 2	U.S. and EU
SHP626	Treatment of nonalcoholic steatohepatitis (NASH)	Phase 2	Global
SHP652	Systemic Lupus Erythematosus	Phase 2	U.S., EU, JP, select APAC and LATAM countries
SHP659	Dry Eye Disease	Phase 2	Global
SHP673 (ONIVYDE)	2nd Line Pancreatic Cancer	Phase 2 in Japan	Global[6]
SHP673 (ONIVYDE)	Pancreatic Cancer, Post Gemcitabine	Phase 2	Global[6]
SHP611	Metachromatic Leukodystrophy (MLD)	Phase 1/2	Global
SHP631	Treatment of both the Central nervous system (CNS) and somatic manifestations in patients with MPS II	Phase 1	Global
SHP634 (NATPARA)	Hypoparathyroidism	Phase 1 in Japan	Global[7]
SHP639	Glaucoma	Phase 1	Global
SHP654	Hemophilia A	Phase 1	Global
SHP673 (ONIVYDE)	Small Cell Lung Cancer, 2nd Line	Phase 1	Global[6]
SHP680	Neurological Conditions	Phase 1	Global

1 Under co-development with Shionogi in Japan under a license and collaboration agreement.
2 Programs have completed Phase 3 / pivotal trials and are awaiting further regulatory action.
3 Global Rights, with the exception of Japan.
4 Under licence, Genzyme has rights to manage marketing and distribution in Asia Pacific, Japan and South Africa.
5 Global rights, with the exception of Japan (where the licensor, Kaketsuken, has retained rights).
6 Global rights, with the exception of the U.S. (Ipsen is the U.S. license owner) and Taiwan (Pharma Engine is the Taiwanese license holder).
7 Global rights, with the exception of Israel.

PIPELINE

Among the products, therapies and projects in Shire’s pipeline are the following, grouped by development status as of December 31, 2017:

Products in Registration

Hematology

SHP660 (ADYNOVATE/ADYNOVI) for the treatment of hemophilia A

ADYNOVATE/ADYNOVI is a PEGylated rFVIII, considered as lead candidate of the rFVIII EHL (extended half-life) program. ADYNOVATE/ADYNOVI is considered a next-generation ADVATE molecule with improved pharmacokinetic properties, to provide hemophilia A patients on prophylaxis with another option built on the proven ADVATE molecule. Phase 2/3 has been completed, followed by approval and first product launch in the U.S. (fourth quarter of 2015) and then Japan (second quarter of 2016). It was approved under the name ADYNOVI in Switzerland in September 2016. The product received positive opinion for treatment and prophylaxis of bleeding in patients 12 years and above with hemophilia A (congenital Factor VIII deficiency) in November 2017 in the EU.

SHP677 (VONVENDI) for the treatment of von Willebrand disease

VONVENDI is the first recombinant therapy providing a pure von Willebrand disease factor with customized dosing. The Company received U.S. regulatory approval in December 2015 and the product was broadly available in the U.S. in late 2016. A surgery clinical study, which is required for filing in Europe, was completed in the fourth quarter of 2016. In June 2017, the European Medicines Agency (EMA) validated the Marketing Authorization Application (MAA) for VEYVONDI to prevent and treat bleeding episodes and peri-operative bleeding in adults (age 18 and older) diagnosed with von Willebrand Disease. The product is currently under regulatory review in the EU.

Immunology

SHP643 for the treatment of HAE

SHP643 is a Phase 3 novel long-acting human monoclonal antibody inhibitor of plasma kallikrein (pKal). SHP643 has received Fast Track, Breakthrough Therapy, and Orphan Drug Designations by the FDA and received Orphan Drug Designation in the EU. On May 18, 2017 Shire announced positive topline data from the Phase 3 HELP study of SHP643 in patients with HAE. The HELP study met all primary and secondary efficacy endpoints for all SHP643 treatment arms vs. placebo (on demand therapy allowed) with a favorable safety profile. The program has completed Phase 3 / pivotal trials and is awaiting further regulatory action.

SHP667 (FIRAZYR) for the treatment of acute attacks of HAE in Japan

The final results of the Phase 3 Japan study demonstrated that the efficacy and safety profile of FIRAZYR for the acute treatment of HAE attacks was similar between Japanese patients and those patients who participated in Shire’s previously conducted Phase 3 program. Shire filed a JNDA for the treatment of acute attacks of HAE in July 2017.

Internal Medicine

SHP555 prucalopride; marketed as RESOLOR in the EU for the treatment of chronic idiopathic constipation (CIC) in the U.S.

RESOLOR was approved in 2009 in Europe for use in women for the symptomatic treatment of chronic constipation in whom laxatives fail to provide adequate relief. In June 2015, Shire announced that prucalopride has been approved by the EC for use in adults (men and women) for the symptomatic treatment of chronic constipation in whom laxatives fail to provide adequate relief. Shire has discussed with the FDA the requirements for filing an NDA for prucalopride. The program has completed Phase 3 / pivotal trials and is awaiting further regulatory action.

Neuroscience

SHP489 (VYVANSE) for the treatment of ADHD in Japan

LDX is currently marketed as VYVANSE in the U.S. and ELVANSE in certain countries in the EU for the treatment of ADHD. Shionogi and Shire are co-developing and will sell ADHD products in Japan, including LDX. A Phase 2/3 clinical program to evaluate the efficacy and safety of LDX in Japanese patients aged 6 to 17 was completed. Shire filed a JNDA in Japan for LDX in April 2017.

Oncology

SHP663 for the treatment of acute lymphocytic leukemia

ONCASPAR (pegaspargase) product portfolio contains an investigational biologic calaspargase pegol, which is Shire's next generation pegylated asparaginase, currently in Phase 3 development. Shire has worked with the FDA to identify a clear path forward for the Biologics License Application (BLA). The program has completed Phase 3 / pivotal trials and is awaiting further regulatory action.

Ophthalmics

SHP606 (XIIDRA) for the treatment of DED in EU

SHP606 (XIIDRA) was approved by the FDA in July 2016, indicated for the treatment of the signs and symptoms of DED. Shire submitted a Marketing Authorization Application in the EU in August 2017.

Phase 3

Hematology

SHP672 (OBIZUR) CHAWI SURGERY for patients with congenital hemophilia A with inhibitors undergoing surgery

OBIZUR is a recombinant porcine sequence FVIII (rpFVIII), from which major parts of the B-domain have been deleted (BDD). OBIZUR is sufficiently similar to human FVIII in promoting hemostasis and for monitoring the FVIII levels and different enough in structure to render it less susceptible to inactivation by circulating inhibitory antibodies to human FVIII. Patients with inhibitors are at risk of perioperative bleeding complications, presenting therapeutic challenges in elective or emergency surgery. The CHAWI surgery study was initiated in July 2016 and enrollment is ongoing. This is an important trial as patients with inhibitors are at risk of perioperative bleeding complications, presenting therapeutic challenges in elective or emergency surgery. Additionally, some patients do not respond well to bypassing agents and the inability to measure FVIII levels in Acquired Hemophilia A (AHA) patients continues to be a clinical challenge in treating AHA patients. When OBIZUR is used, the clinician can measure FVIII levels.

SHP655 rADAMTS13 for the acute treatment and long-term prophylaxis of cTTP

SHP655 is a recombinant human ADAMTS13 (rADAMTS13) protein for the acute treatment and long-term prophylaxis of cTTP, a rare, ultra-orphan condition. SHP655 will be assessed as a replacement therapy for cTTP. Phase 1/2 has been completed, and Phase 3 has been initiated and the first patient enrolled in the fourth quarter of 2017.

Genetic Diseases

SHP609 for the treatment of Hunter syndrome with CNS symptoms

SHP609 is in development as an enzyme replacement therapy (ERT) delivered intrathecally for the treatment of Hunter syndrome patients with early cognitive impairment. Hunter syndrome is a Lysosomal Storage Disorder.  In December 2014, the FDA granted SHP609 Fast Track Designation. In addition, this product has been granted Orphan Drug Designation in the U.S. The Company has initiated a pivotal Phase 2/3 clinical trial which completed enrollment in September 2016. Topline data were received in December 2017 and the study did not meet its primary or key secondary endpoints. The extension study is ongoing.

Immunology

SHP616 SC life cycle management for CINRYZE

Shire is pursuing a subcutaneous formulation of C1 esterase inhibitor for routine prophylaxis against HAE attacks in adolescent and adult patients. On September 11, 2017, Shire announced positive topline Phase 3 results for the SAHARA study, a trial that evaluated the efficacy and safety of subcutaneously administered C1 esterase inhibitor [human] Liquid for Injection in patients with HAE. The SAHARA study met its primary and all key secondary endpoints with a favorable safety profile, significantly reducing Hereditary Angioedema monthly attack rate versus placebo.

SHP616 (CINRYZE) for routine prophylaxis and treatment of acute attacks in adolescent and adult patients with HAE in Japan

CINRYZE is indicated in the U.S. for prophylaxis and in the EU for both prophylaxis and acute treatment of angioedema attacks in adolescent and adult patients with HAE. Based on feedback from the Pharmaceutical and Medical Devices Agency (PMDA), a Clinical Trial Notification (CTN) was resubmitted with inclusion of self-administration in 2016 and the Phase 3 clinical trial is being completed.

SHP671 CIDP (HYQVIA) for patients with Chronic Inflammatory Demyelinating Polyradiculoneuropathy (CIDP) and PID in pediatric patients

Shire is undertaking efforts to expand indications for HYQVIA, including for the treatment of CIDP, a neurological disorder characterized by progressive weakness and impaired sensory function in the legs and arms. A Phase 3 clinical trial is currently enrolling. A Phase 3 clinical trial in pediatric patients with PID is ongoing.

SHP616 for the treatment of Antibody Mediated Rejection

A Phase 2 study for the treatment of Antibody Mediated Rejection (AMR) with SHP616 has been completed. Shire has received FDA and EMA feedback and submitted an IND in the second quarter of 2015. The FDA granted Fast Track Designation for SHP616 in October 2015, and Shire is currently enrolling a Phase 3 study for the treatment of acute AMR in kidney transplant patients.

SHP620 maribavir for the treatment of CMV infection in transplant patients

Shire has completed two Phase 2 studies of maribavir in transplant recipients with cytomegalovirus (CMV) infection. Maribavir has been granted Orphan Drug Designation in the U.S. In June 2015, Shire met with the FDA and received feedback on a proposed path forward. Shire is currently enrolling two Phase 3 studies, one for the treatment of CMV infection in bone marrow transplant recipients and a second study for the treatment of transplant recipients (bone marrow or solid organ transplant) with CMV infection refractory or resistant to currently available anti-CMV therapies.

Internal Medicine

SHP621 Budesonide Oral Suspension (BOS), for the treatment of adolescents and adults with Eosinophilic Esophagitis (EoE)

BOS is a proprietary viscous oral formulation of budesonide that is designed to coat the esophagus where the drug can act locally. The FDA has granted Orphan Drug Designation to BOS for the treatment of patients with EoE. In addition, in May 2016, the FDA granted SHP621 Breakthrough Therapy Designation. Shire initiated a Phase 3 program for the treatment of adolescents and adults with EoE in the first quarter of 2016 and enrollment is ongoing in both induction and extension studies.

SHP633 (REVESTIVE) for the treatment of SBS

In the U.S., SHP633 is approved and marketed as GATTEX to treat adult patients with SBS who are dependent on parenteral support; Shire is also preparing for a U.S. pediatric submission in 2018. In Canada and Europe, SHP633 is approved and marketed as REVESTIVE to treat adults with SBS who depend on parenteral support; in Europe, REVESTIVE has also a pediatric indication for children aged one year and above. In Japan, SHP633 is currently being investigated in a Phase 3 bridging study in adults and in children in a pediatric study.

SHP647 for the treatment of moderate-to-severe inflammatory bowel disease (IBD)

SHP647 is a fully human IgG2k anti-monoclonal antibody that binds to human mucosal addressing cell adhesion molecule (MAdCAM) and SHP647 is being evaluated as a once-monthly, selective inhibitor of the gut-specific leukocyte adhesion process delivered by subcutaneous injection. By targeting a unique, gut-specific endothelial adhesion molecule the asset should provide a more selective and potentially safer approach to reducing inflammation associated with IBD. Phase 2 studies in Ulcerative Colitis (UC) and Crohn’s disease (CD) were completed and showed, strong signs of efficacy in UC. Clinical development plans have been discussed with the FDA and EMA, and Shire initiated Phase 3 trials in UC in November 2017 and is working towards initiation of a global clinical Phase 3 development program for CD (expected first half of 2018).

Neuroscience

SHP615 (BUCCOLAM) Convulsive Seizures Japan

BUCCOLAM is the first and only licensed (EU) buccally administered midazolam for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents (three months to 18 years). In Japan, this product will be developed for the treatment of Status Epilepticus by caregivers or HCPs in hospital and community settings. The decision to bring Buccolam to Japan is a consequence of the “unapproved drug request” from MHLW to Shire on behalf of advocacy groups requesting for the drug to be provided in Japan. A Phase 3 study started in 2017 and is ongoing.

Ophthalmics

SHP640 for the treatment of infectious conjunctivitis

SHP640 is a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. Shire met with the FDA in the second quarter of 2016 to discuss a program in bacterial conjunctivitis, and has adapted the program plan based on FDA feedback. Based on the feedback from the FDA meeting, Shire initiated the Phase 3 program in both adenoviral and bacterial conjunctivitis in the first quarter of 2017 with enrollment ongoing.

Phase 2

Immunology

SHP652 for the treatment of systemic lupus erythematosus

SHP652 is an investigational immunoregulatory treatment that has completed Phase 2a studies for systemic lupus erythematosus, a disorder in which the immune system attacks healthy tissue. Additional non-clinical work to address FDA’s clinical hold questions on the IND is ongoing.

Internal Medicine

SHP607 for the prevention of certain complications of prematurity

SHP607 is a 1:1 complex of two recombinant human proteins: insulin-like growth factor 1 (rhIGF-1) and IGF binding protein 3 (rhIGFBP-3). Through continuous IV infusion, SHP607 is designed to replace low endogenous levels of IGF-1 due to premature birth. The program completed a Phase 2 clinical trial in early 2016, in which it assessed the safety and efficacy of the drug product in infants born before 28 weeks. SHP607 did not meet its primary endpoint of reducing the severity of retinopathy of prematurity (ROP), a rare eye condition. The study, however, demonstrated clinically relevant effects in secondary endpoints related to the development of severe bronchopulmonary dysplasia (BPD), a chronic lung disease, and severe intraventricular hemorrhage (IVH), a type of brain injury, both of which have lifelong negative implications for normal development. Shire is working with regulatory authorities on the design of the Phase 2b program expected to be initiated in the first half of 2018.

SHP625 for the treatment of cholestatic liver disease

Shire is currently conducting Phase 2 studies in the following indications: Alagille Syndrome (ALGS) and Progressive Familial Intrahepatic Cholestasis (PFIC). This product has been granted Orphan Drug Designation both in the U.S. and EU and Breakthrough Therapy Designation in the U.S. for PFIC type 2. Following consultation with the FDA, Shire is progressing SHP625 in PFIC into a registrational Phase 3 study anticipated to start in 2018 and continuing the dialogue with the Agency to discuss options for further development of SHP625 in ALGS.

SHP626 for the treatment of Non-Alcoholic SteatoHepatitis (NASH) with liver fibrosis

SHP626 is in development for the treatment of NASH. A Phase 1b multiple-dose trial has been completed and Shire is currently enrolling subjects with NASH in a Phase 2 study.

Neuroscience

SHP615 (BUCCOLAM) for the treatment of convulsive seizures in U.S.

BUCCOLAM is the first and only licensed (EU) buccally administered midazolam for treatment of prolonged, acute, convulsive seizures in infants, toddlers, children and adolescents (three months to 18 years). Shire is working closely with the FDA on a development program to register SHP615 in the U.S.

Ophthalmics

SHP659 for the treatment of DED

SHP659 is being developed for the treatment of DED. It is a small molecule epithelial sodium channel inhibitor. Preclinical PoC and Phase 1b safety tolerability studies have been completed. The program is currently in development for planned initiation of Phase 2 studies in 2018.

Oncology

SHP673 (ONIVYDE) for the treatment of metastatic pancreatic cancer in Japan

ONIVYDE is co-developed with Ipsen Bioscience Inc. (Ipsen) and Shire is responsible for the development and commercialization of ONIVYDE outside of the U.S. and Taiwan. nal-IRI is approved in the U.S. (ONYVIDE) and in Taiwan since October 2015. A Japan support study in post-gemcitabine metastatic pancreatic cancer patients was completed.

SHP673 (ONIVYDE) for the treatment of 1st line metastatic pancreatic cancer

A pivotal trial of NAPOX regimen (Onivyde+5-FU/LV+oxaliplatin) vs. the approved SOC (gemcitabine + nab-paclitaxel) in 1L mPaCa setting is currently being conducted by Ipsen. The current phase of the study is dose exploration/dose expansion. The Phase 3 portion of the trial is anticipated to begin in 2018.

Phase 1

Hematology

SHP654 for the treatment of hemophilia A

SHP654, an investigational Factor VIII (FVIII) gene therapy for the treatment of hemophilia A, entered into a Phase 1/2 clinical trial in 2017. IND clearance by FDA for initiation of clinical development was received in early August 2017. FDA orphan drug designation for treatment of hemophilia A was received in September 2017. The Phase 1/2 study start up is currently ongoing, with the First Patient Screened planned for December 2017.

Neuroscience

SHP680 for the treatment of Neurological Conditions

SHP680 is a prodrug comprising of d-amphetamine, which is in development for multiple neurological conditions with high unmet need.

Ophthalmics

SHP639 for the treatment of Glaucoma

SHP639 is a C-type Natriuretic Peptide (CNP) analogue and functions as a Natriuretic Peptide Receptor-B (NPR-B) agonist to treat Glaucoma via a novel mechanism of action; distinct from the mechanism of other Glaucoma drugs (i.e. Prostaglandins). The drug is currently being studied in Phase 1.

Oncology

SHP673 (ONIVYDE) for the treatment of Small Cell Lung Cancer

The marketed product, ONIVYDE, in partnership with Ipsen, is currently being investigated for the treatment of patients with Small Cell Lung Cancer (SCLC), who have progressed on or after prior platin based therapy. The current development stage is Phase 1/2a study start up with first patient planned in 2018.

Internal Medicine

SHP634 (NATPARA) for the treatment of Hypoparathyroidism in Japan

NATPARA is an approved therapy in the U.S. (NATPARA) and Europe (NATPAR) to treat adults with Hypoparathyroidism. Upon an official request from the Japanese MHLW in May 2016 Shire designed a program for the clinical development of NATPAR in Japan. A Phase 1 (PK/PD in Japanese adults) study is near completion and Shire is planning to initiate a pivotal Phase 3 study in the second half of 2018.

Genetic Disease

SHP611 for the treatment of Metachromatic Leukodystrophy (MLD)

SHP611 is in development as recombinant human arylsulfatase A (rASA) delivered intrathecal for the treatment of the late infantile form of MLD. This product has been granted Orphan Drug Designation in the U.S. and the EU. Shire initiated a now complete, Phase 1/2, dose-finding clinical trial in the third quarter of 2012. An extension phase of this trial is currently ongoing. Top line results of the 1/2 trial were released in May 2017. Based upon these data, SHP611 appeared to be well tolerated at all doses and demonstrated a dose dependent treatment response in a subset of patients. Shire is currently working with regulatory authorities to define Phase 2b/3 clinical studies to further explore the efficacy of this compound.

SHP631 for the treatment of both the CNS and somatic manifestations in patients with MPS II

Shire has a worldwide licensing and collaboration agreement with ArmaGen for SHP631, which is an investigational enzyme replacement therapy for the potential treatment of both the central nervous system and somatic manifestations in patients with MPS II. SHP631 has received Orphan Drug Designation from both the FDA and the EMA. Shire and ArmaGen are currently evaluating future development options for this compound.

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

Rani Therapeutics, LLC (Rani)

Shire entered into a collaboration agreement with Rani to conduct research on the use of the RANI PILL technology for oral delivery of Factor VIII (FVIII) therapy for patients with hemophilia A. The collaboration agreement grants Shire an exclusive option to negotiate a license to develop and commercialize the technology for delivery of FVIII therapy following completion of feasibility studies. Shire also made an equity investment in Rani.

Novimmune S.A. (Novimmune)

Shire entered into a licensing agreement with Novimmune that grants Shire exclusive worldwide rights to develop and commercialize a bi-specific antibody in pre-clinical development for the treatment of hemophilia A and hemophilia A patients with inhibitors. Under the terms of the agreement, Shire will develop, and if approved, commercialize the product. Shire made an initial upfront license payment. Novimmune will be entitled to receive additional potential milestone payments based on clinical, regulatory and commercial milestones and single-digit royalties.

Parion Sciences, Inc. (Parion)

Shire entered into an agreement to license the exclusive worldwide rights to SHP659 from Parion. SHP659 is a Phase 2 investigational epithelial sodium channel inhibitor for the potential treatment of dry eye disease in adults. Under the terms of the agreement, Shire will develop, and if approved, commercialize this compound. Shire made an initial upfront license payment. Parion will be entitled to receive additional potential milestone payments based on clinical, regulatory and commercial milestones and Parion has the option to co-fund through additional stages of development in exchange for enhanced tiered low double-digit royalties. In addition, Parion has the option to co-fund commercialization activities and participate in the financial outcome from those activities.

Pfizer Inc. (Pfizer)

In July 2016, the Company licensed the global rights to all indications for SHP647 from Pfizer. SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease. Under the terms of the agreement, Pfizer received an upfront payment and eligible to receive milestone payments based on clinical, regulatory and commercialization milestones and low double-digit royalties on any potential sales if the product is approved.

Precision BioSciences, Inc. (Precision)

Shire acquired a strategic immuno-oncology collaboration with Precision. Together, Shire and Precision plan to develop chimeric antigen receptor (CAR) T cell therapies for up to six unique targets. On a product-by-product basis, following successful completion of early-stage research activities up to and including Phase 2 clinical trials, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Precision is responsible for development costs for each target prior to such option exercise. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States.

Symphogen

Shire acquired a strategic immuno-oncology collaboration with Symphogen. Shire and Symphogen plan to develop checkpoint inhibitor therapies for up to six unique targets. On a product-by-product basis, following successful completion of early-stage research activities up to and including Phase 1 clinical trials, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Symphogen is responsible for development costs for each target prior to such option exercise.

Ipsen

Shire acquired an exclusive license agreement with Ipsen's predecessor, Merrimack Pharmaceuticals, Inc., relating to the development and commercialization of ONIVYDE (nanoliposomal irinotecan injection) (nal-IRI). The arrangement includes all potential indications for nal-IRI across all markets with the exception of the U.S. and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy.

AB Biosciences, Inc. (AB Biosciences)

On January 25, 2018, Shire entered into a licensing agreement with AB Biosciences. The license grants Shire exclusive worldwide rights to develop and commercialize a recombinant immunoglobulin product candidate. Under the terms of the agreement, AB Biosciences will grant Shire an exclusive, worldwide license to its intellectual property relating to its pan receptor interacting molecule program. AB Biosciences will receive an upfront license fee payment and is eligible to receive contingent research, development, and commercialization milestone as well as royalty payments.

Manufacturing and Distribution

Drug Substance & Active Pharmaceutical Ingredient (API) sourcing

The Company sources API from third party suppliers for: VYVANSE, INTUNIV, ADDERALL XR, MYDAYIS, LIALDA, FOSRENOL, PENTASA, XAGRID, RESOLOR, EQUASYM, CARBATROL, XIIDRA, CINRYZE, FIRAZYR, PLENADREN, BUCCOLAM, NATPARA, GATTEX, KALBITOR and ONCASPAR.

The Company has manufacturing capability for REPLAGAL agalsidase alfa, ELAPRASE idursulfase and VPRIV velaglucerase alfa at its protein manufacturing plants in Cambridge and Lexington, Massachusetts, U.S.

The Company has manufacturing capability for Antihemophilic Factor (Recombinant), Antihemophilic Factor (Recombinant, PEGylated), Antihemophelic factor (Recombinant), von Willebrand factor (recombinant), Coagulation Factor IX, Anti-Inhibitor Coagulant Complex, Antihemophilic Factor (Recombinant) Porcine Sequence, Antihemophilic Factor [Human], Method M, Monoclonal purified at its manufacturing plants in Switzerland, Massachusetts, California, Austria, Belgium and Singapore for ADVATE, ADYNOVATE, RECOMBINATE, VONVENDI, RIXUBIS, FEIBA, OBIZUR and HEMOFIL M, respectively.

The Company has manufacturing capability for Immune Globulin Intravenous (Human), Immune Globuline Infusion 10% (Human) with Recombinant Human Hyaluronidase, Immune Globulin Subcutaneous (Human), Albumin (Human), Protein C Concentrate (Human), Alpha 1 Proteinase Inhibitor (Human), Antithrombin III Concentrate (Human), Human Coagulation Factor VIII/Human Von Willebrand Factor (VWF) Complex Concentrate, Coagulation Factor IX (Human) Concentrate, at its manufacturing plants in Austria, California, Belgium, Illinois and Italy for GAMMAGARD LIQUID/KIOVIG, GAMMAGARD S/D, HYQVIA, CUVITRU, FLEXBUMIN, BUMINATE, CEPROTEIN, GLASSIA, ARALAST, ANTITHROMBIN III, IMMUNATE, IMMUNINE and FACTOR VII respectively. In addition, the Company also has dual sourcing for Immune Globulin Intravenous (Human) and Albumin (Human) and GLASSIA via external sources of supply.

The Company currently has dual sources of API for VPRIV, VYVANSE and INTUNIV and is qualifying a second source for XIIDRA.

The Company has two locations approved for the purification of REPLAGAL drug substance, three locations approved for the cell culture and purification of ADVATE and two locations approved for the cell culture of ELAPRASE drug substance.

The Company manages the risks associated with reliance on single sources of API by carrying additional inventories or developing second sources of supply or through multiple sites with the same supplier.

CINRYZE API is derived from human plasma sourced from commercial plasma suppliers. The sourcing of plasma and the production of products derived from plasma are regulated extensively by the FDA, the EMA and other medical product and health care regulatory agencies. For CINRYZE, the Company relies on a combination of sources for plasma including long term supply agreements and periodic “spot purchases” of plasma from third party plasma suppliers. For the year ended December 31 2017, Shire had a sole third party manufacturer of CINRYZE. A manufacturing interruption led to product shortages in August 2017. The manufacturer addressed the issue and resumed production in October 2017. On January 24, 2018, Shire announced that the FDA had granted approval for the technology transfer of CINRYZE drug product manufacturing process to its Vienna, Austria manufacturing site. Shire will begin commercial manufacturing of CINRYZE drug product in Vienna in the first quarter of 2018.

Finished Product Manufacturing

The Company sources its products: VYVANSE, INTUNIV, ADDERALL XR, MYDAYIS, LIALDA, PENTASA, FOSRENOL, EQUASYM, RESOLOR, CARBATROL, XIIDRA, BUCCOLAM, CINRYZE, PLENADREN, REMINYL, GLASSIA and XAGRID, from third party contract manufacturers.

The finished products for REPLAGAL, ELAPRASE, VPRIV, FIRAZYR, NATPARA, GATTEX, ONIVYDE, ONCASPAR, KALBITOR and OBIZUR are manufactured by contract manufacturers specializing in aseptic fill-finish operations.

The Company currently has dual sources for finished product manufacturing for ELAPRASE, REPLAGAL, VPRIV, ADVATE and VYVANSE and is developing a second source for the finished product manufacturing of XIIDRA and ADDERALL XR. The Company manages the risks associated with reliance on single sources of production by carrying additional inventories.

The Company has finished product manufacturing capability for Antihemophilic factor (Recombinant), Antihemophilic factor (Recombinant, PEGylated), Antihemophelic factor (Recombinant), von Willebrand factor (recombinant), Coagulation Factor IX, Anti-Inhibitor Coagulant Complex, Antihemophilic factor [Human], Method M, Monoclonal Purified at its manufacturing plants in Switzerland, California, and Austria for ADVATE, ADYNOVATE, RECOMBINATE, RIXUBIS, VONVENDI, FEIBA and HEMOFIL M, respectively.

The Company has manufacturing capability for Immune Globulin Intravenous (Human), Immune Globuline Infusion 10% (Human) with Recombinant Human Hyaluronidase, Immune Globulin Subcutaneous (Human), Albumin (Human), Protein C Concentrate (Human), Alpha 1 Proteinase Inhibitor (Human), Antithrombin III Concentrate (Human), Human Coagulation Factor VIII/Human Von Willebrand factor (VWF) Complex Concentrate, Coagulation Factor IX (Human) Concentrate, at its manufacturing plants in Austria, California, Belgium, Illinois and Italy for GAMMAGARD LIQUID/KIOVIG, GAMMAGARD S/D, HYQVIA, CUVITRU, FLEXBUMIN, BUMINATE, CEPROTEIN, GLASSIA, ARALAST, ANTITHROMBIN III, IMMUNATE, IMMUNINE and FACTOR VII.

Distribution

The Company’s U.S. distribution center, which includes a large vault to house U.S. Drug Enforcement Administration (DEA) regulated Schedule II products, is located in Kentucky. From there, the Company primarily distributes its products: VYVANSE, INTUNIV, ADDERALL XR, MYDAYIS, LIALDA, PENTASA, FOSRENOL, XAGRID and XIIDRA to the U.S. market through the three major wholesalers who have hub or distribution centers that stock Schedule II drugs in the U.S., providing access to nearly all pharmacies in the U.S.

The distribution and warehousing of products: REPLAGAL, ELAPRASE, VPRIV, NATPARA, GATTEX, KALBITOR and FIRAZYR for the U.S. market are contracted out to specialist third party logistics providers.

The distribution and warehousing of products: ADVATE, ADYNOVATE, RECOMBINATE, RIXUBIS, VONVENDI, OBIZUR, ONCASPAR, FEIBA, Immune Globulin Intravenous (Human), Immune Globuline Infusion 10% (Human) with Recombinant Human Hyaluronidase, Immune Globulin Subcutaneous (Human), Albumin (Human), GLASSIA, ARALAST and HEMOFIL M, for the U.S. market are contracted to third party logistics providers.

Outside of the U.S., physical distribution of Company’s products is either contracted out to third parties (where the Company has local operations) or facilitated via distribution agreements (where the Company does not have local operations).

Sources and Availability of Raw Materials

Shire purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world, including in the U.S. While efforts are made to diversify Shire’s sources of components and materials, in certain instances Shire acquires components and materials from a sole supplier.

Human plasma is a critical raw material in Shire’s business. The Company believes that its ability to internally and externally source plasma represents a distinctive and flexible infrastructure, which provides the Company a unique capability with respect to the consistent delivery of high quality plasma-based products. Shire owns and operates plasma collection facilities in the U.S. and Austria through its wholly owned subsidiary BioLife Plasma Services L.P. (BioLife). BioLife operates and maintains more than 90 plasma collection facilities in 24 states throughout the U.S. and at seven locations in Austria. Shire also maintains relationships with other plasma suppliers to ensure that it retains the flexibility to meet market demand for its plasma based therapies.

Material Customers

Shire’s three largest trade customers are AmerisourceBergen Corporation, McKesson Corp and Cardinal Health, Inc., which are based in the U.S. In 2017, these wholesale customers accounted for approximately 10%, 9% and 7% of Product sales, respectively.

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

Regulatory exclusivity can also provide meaningful protection for the Company’s products. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country. The markets for some of the Company’s currently marketed and potential future products, such as those for rare diseases, are small and where possible the Company has sought and will seek orphan drug designation for products directed to these markets which, if granted, provides regulatory exclusivity for seven years in the U.S. and ten years in the EU from the date of product approval (see Government Regulation below).

In the regular course of business, the Company’s patents may be challenged by third parties. The Company is a party to litigation or other proceedings relating to intellectual property rights. Details of material ongoing litigation are provided in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The following table shows the patent numbers that are listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), for some of the Company’s more significant, revenue-generating products approved via an NDA or an NDA under Section 505(b)(2) under the Federal Food, Drug, and Cosmetic Act that references a previously approved drug, which are owned by or licensed to the Company and relevant to an understanding of the Company’s business taken as a whole. There may be other patents related to these products, methods of manufacturing, or use of the products in the treatment of particular diseases or conditions that are not listed in the Orange Book. Some of the Company’s other products are biologics which are protected by patents and forms of unpatented confidential information, including manufacturing trade secrets and proprietary know-how, that are not listed in the Orange Book. In addition, expiration dates set forth below do not necessarily reflect possible changes to the patent term afforded by, among other things, patent term extensions in the U.S. or other territories or changes that may result as a consequence of the outcome of litigation or other proceedings. The Company also holds patents in other jurisdictions, such as the EU, Canada and Japan, and has patent applications pending in such jurisdictions, as well as in the U.S.

Product	Orange Book listed U.S. patent	Expiration date
ADDERALL XR	US 6322819 US RE41148 US 6605300 US RE42096	October 21, 2018 October 21, 2018 October 21, 2018 October 21, 2018
FIRAZYR	US 5648333	July 15, 2019
LIALDA/MEZAVANT	US 6773720	June 8, 2020
VYVANSE	US 7105486 US 7223735 US 7655630 US 7659253 US 7659254 US 7662787 US 7662788 US 7671030 US 7671031 US 7674774 US 7678770 US 7678771 US 7687466 US 7687467 US 7700561 US 7713936 US 7718619 US 7723305
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023
February 24, 2023

GATTEX/REVESTIVE	US 5789379 US 7056886 US 7847061 US 9060992 US 9539310 US 9545434 US 9545435 US 9555079 US 9572867 US 9592273 US 9592274	April 14, 2020 September 18, 2022 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025 November 1, 2025
XIIDRA	US 7314938 US 7745460 US 7790743 US 7928122 US 8084047 US 8168655 US 8367701 US 8592450 US 8927574 US 9085553 US 9216174 US 9353088 US 9447077	March 10, 2025 November 5, 2024 November 5, 2024 November 5, 2024 May 17, 2026 May 9, 2029 April 15, 2029 May 17, 2026 November 12, 2030 July 25, 2033 November 5, 2024 October 21, 2030 April 15, 2029
MYDAYIS	US RE41148 US RE42096 US 6913768 US 8846100 US 9173857	October 21, 2018 October 21, 2018 May 24, 2023 August 24, 2029 May 12, 2026

Competition for Shire Products

Shire believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Other products now in use or being developed by others may be more effective or have fewer side effects than the Company’s current or future products.

Hematology

Treatments for Hemophilia

The principal sources of competition for ADVATE and ADYNOVATE globally are: XYNTHA/REFACTO AF (Pfizer and SOBI); KOGENATE (Bayer); HELIXATE (CSL); KOVALTRY (Bayer); Iblias (CSL); ELOCTATE/ELOCTA (Bioverativ and SOBI); NOVOEIGHT (Novo Nordisk); and NUWIQ (Octapharma); Afstyla (CSL).

Potential future competitors include: ALN-AT3 (Alnylam), N8-GP (Novo Nordisk), BAY94-9027 (Bayer), HEMLIBRA (Roche and Genentech); VV-001 (Bioveritiv) and anti-TFPI (Novo Nordisk, Bayer and Pfizer). In addition, there are a number of gene therapy technologies in development, such as Biomarin, Spark and Sangamo.

Treatments for von Willebrand Disease

VONVENDI competes in the U.S. with Humate-P (CSL Behring), Wilate (Octapharma), and non-factor products DDAVP (desmopressin).

Treatments for Patients with Inhibitors

The principal sources of competition for FEIBA globally are NOVOSEVEN/NOVOSEVEN RT (Novo Nordisk); Coagil VII (Pharmstandard); and FACTEUR VII-LFB (LFB Group) and HEMLIBRA in the U.S.

Potential future competitors include: ALN-AT3 (Alnylam), rFVII’s  (Catalyst, OPKO Health and rEVO Biologics), and anti-TFPI programs (Novo Nordisk, Bayer and Pfizer).

Genetic Diseases

REPLAGAL primarily competes with Genzyme’s FABRAZYME and Amicus' GALAFOLD in markets outside the U.S. Additionally, Isu Abaxis' FABAGAL is registered in South Korea. Potential future competitors include compounds being developed by Genzyme, Protalix, JCR Pharmaceuticals Co. Ltd, Idorsia, Greenovation, Avrobio and Resverlogix.

VPRIV competes with two ERTs, Genzyme’s CEREZYME (imiglucerase) and Pfizer/Protalix’s ELELYSO/UPLYSO (tagliglucerase), as well as two oral substrate reduction therapies, Actelion’s ZAVESCA (miglustat) and Genzyme’s CERDELGA (eliglustat). A biosimilar to CEREZYME (Abcertin) has been launched by Isu Abxis in South Korea, Mexico and Iran. Potential future competitors include compounds being developed by Genzyme and Orphazyme.

ELAPRASE is the only product licensed to treat Hunter syndrome in all the markets in which it is registered except South Korea and Algeria, where Green Cross Corporation has been granted approval for HUNTERASE. Potential future competitors include compounds being developed by Sangamo, JCR and REGENXBIO.

Neuroscience

ADHD market

Competition in the U.S. ADHD market has increased with the launch of competing products in recent years, including authorized generic and generic versions of CONCERTA, RITALIN LA, ADDERALL XR, FOCALIN XR, as well as non-stimulants INTUNIV, STRATERRA and KAPVAY.

Potential future competitors include compounds in development by Lilly, Otsuka Pharmaceutical Co., Ltd., Purdue, Alcobra (in collaboration with Teva), Neuroderm, Durect Pharma, Pfizer/Tris, Neos, Ironshore, Sunovion, Arbor, KemPharm, Aevi Genomic Medicine and Supernus.

BED Market

VYVANSE is the only product approved in the U.S. for the treatment of moderate to severe BED in adults. The potential future competitors include compounds in development by Sunovion Pharmaceuticals, Takeda Pharmaceuticals and Ironshore Pharmaceuticals/Highland Therapeutics.

Immunology

Treatments for Primary Immunodeficiency

GAMMAGARD LIQUID and/or KIOVIG compete with CSL’s PRIVIGEN and CARIMUNE, Grifol’s GAMUNEX-C and FLEBOGAMMA, Biotest’s BIVIGAM, Kendrion’s GAMMAKED, BPL’s GAMMAPLEX and Octapharma’s OCTAGAM and PANZYA.

GAMMAGARD LIQUID, HYQVIA, and/or CUVITRU compete with CSL’s HIZENTRA, Grifol’s GAMUNEX-C and Octapharma’s GAMMANORM.

Potential future indications include programs in development by CSL and Grifols.

Biotherapeutics

FLEXBUMIN and Human Albumin compete with CSL’s ALBUREX/ALBURX and ALBUMNAR, Grifol’s PLASBUMIN and ALBUTEIN, Octapharma's Albunorm and Kedrion’s KEDBUMIN.

Potential future competitors include a development program by Grifols for albumin in bags.

Treatments for Hereditary Angioedema (HAE)

FIRAZYR competes in the U.S. and Europe with CSL Behring’s BERINERT and Pharming Group N.V.’s and RUCONEST for acute treatment of HAE. In other markets, FIRAZYR competes with BERINERT.

CINRYZE competes in the U.S. and non-U.S. markets with generic androgens and in the U.S. with HAEGARDA (a subcutaneous formulation of BERINERT) for prophylaxis of HAE. In non-U.S. markets, CINRYZE is also indicated for acute treatment and short-term prophylaxis of HAE; BERINERT competes with these indications in the EU.

Potential future competitors include a subcutaneous formulation of BERINERT (known as HAEGARDA in the U.S.), a possible expanded indication for RUCONEST (Pharming) as prophylaxis, and an oral kalikrein inhibitor (Biocryst, Pharming). In addition, a number of companies have molecules in discovery phase.

Internal Medicine

Ulcerative Colitis market

Principal competitors (from mild to moderate) of the major markets include DELZICOL, ASOCOL and ASACOL HD/ASACOL 800 (Allergan, Tillots and various other licensees), ASPIRO (Valeant), PENTASA (marketed by Ferring Pharmaceuticals, outside of U.S. only), SALOFALK and CLAVERSAL (Faes Farma, Recordati S.p.A). Mesalamine generics are available in several markets including the U.S.

In higher lines of therapy (from moderate to severe) principal competitors are TNF-alpha inhibitors (e.g. REMICADE by Janssen, HUMIRA by AbbVie) and their biosimilars and integrin inhibitor vedolizumab (ENTYVIO by Takeda). Potential future competitors currently under development are e.g. integrin inhibitor (ETROLIZUMAB by Roche), IL12/IL23 inhibitors (e.g.  USTEKINUMAB by Janssen, RISANKIZUMAB by AbbVie) and novel oral therapies with new MoAs including JAKs (e.g. TOFACITINIB by Pfizer).

Short Bowel Syndrome Market

GATTEX competes in a small patient sub-segment in the U.S. with EMD/Serono's ZORBTIVE (somatotropin) and Emmaus LifeSciences' NUTRESTORE (L-glutamine). REVESTIVE is the only product approved to treat SBS in Europe. Potential future competitors include compounds being developed by Zealand Pharma and Naia Ltd.

Hypoparathyroid Market

NATPAR/A has no licensed competition in Hypoparathyroidism. Potential future competitors include compounds being developed by EnteraBio and Chugai.

Oncology

ONIVYDE

ONIVYDE is indicated for the treatment of metastatic adenocarcinoma of the pancreas, in combination with 5-fluorouracil (5-FU) and leucovorin (LV), in adult patients who have progressed following gemcitabine-based therapy. There are currently no combinations or single agent that are the approved “standard of care” in the second or third line setting. The combination therapy used prior to ONIVYDE’s approval all contained generics.

Potential future competitors include Astra Zenaca’s LYNPARZA, Taiho’s TAS-118 and Eleison’s glufosfamide.

ONCASPAR

ONCASPAR is pegylated asparaginase indicated as a component of a multi agent chemotherapeutic regimen for the treatment of pediatric and adult patients with first line acute lymphoblastic leukemia (ALL) and patients that are hypersensitive to native asparaginase. In certain markets, native asparaginases derived from E. Coli may still be used. ONCASPAR competes with Medac’s SPECTRILA, a recombinant version of asparaginase which was recently approved in the EU.

Potential competitors include Jazz’s ERWINASE/ERWINAZE, and Erytech’s GRASPA. There are also a number of biosimilars in preclinical development.

Ophthalmics

XIIDRA is the first and only prescription eye drop indicated for the treatment of both signs and symptoms of dry eye disease in the U.S. and Canada. XIIDRA competes against Allergan's RESTASIS (a prescription topical immunomodulator indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca) and various over the counter artificial tear products. Potential future competitors include T-1580 from Laboratoire Thea, SECIERA from Sun Pharma, KP-121 from Kala, RGN-259 from RegeneRx and SYL1001 from Sylentis.

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

In order to gain marketing approval the Company must submit to the relevant regulatory authority for review information on the quality (chemistry, manufacturing and pharmaceutical) aspects of the product as well as the non-clinical and clinical data. The FDA undertakes this review for the U.S. In the EU, the review may be undertaken by the following: (i) members of the EMA’s Committee for Medicinal Products for Human Use as part of a centralized procedure; (ii) an individual country's regulatory agency, followed by “mutual recognition” of this review by a number of other countries' agencies, depending on the process applicable to the product in question; or (iii) a competent member state’s regulatory agency through a decentralized procedure, an alternative authorization procedure to the “mutual recognition” procedure.

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

Some jurisdictions, including the EU and the U.S., may designate products for disease treatment within a relatively small patient population as orphan drugs. Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in the EU and for up to seven years in the U.S. A key provision of 21st Century Cures initiative, as specifically codified in the 21st Century Cures Act, is the Rare Pediatric Disease (RPD) Priority Review Voucher (PRV). The RPD PRV program provides a voucher for a six-month FDA priority review for any product that receives successful approval as an orphan drug to treat a rare pediatric disease. These laws are particularly pertinent to Shire’s rare disease products and are constantly being scrutinized by Congress, with no guarantee that they will continue.

In the U.S., the Drug Price Competition and Patent Restoration Term Act of 1984, known as the U.S. Hatch-Waxman Act, established a period of marketing exclusivity for brand-name drugs as well as abbreviated application procedures for generic versions of those drugs. Once the applicable exclusivity period for the brand-name drug has expired (which may range from three to five years), generic manufacturers may file with the FDA for approval to manufacture and market generic versions of the brand-name drug. Approval is sought by filing an Abbreviated New Drug Application (ANDA). As a substitute for conducting full-scale pre-clinical and clinical studies, the FDA can accept data establishing that the drug formulation, which is the subject of an abbreviated application, is bio-equivalent and has the same therapeutic effect as the previously approved drug, among other requirements. EU legislation also contains data exclusivity provisions. All medicinal products will be subject to an “8+2+1” exclusivity regime. A generic company may file a marketing authorization application for that product with the health authorities referencing the innovator’s data eight years after the innovator has received its first community authorization for a medicinal product. The generic company may not commercialize the product until after either 10 (8+2) or 11 years (8+2+1) have elapsed from the date of grant of the initial marketing authorization. The one-year extension is available if the innovator obtains an additional indication during the first eight years of the marketing authorization that is of significant advancement in clinical benefit. While the U.S. Hatch-Waxman Act addresses the development and entrance of generic products, the ACA amended the Public Health Service Act to create an abbreviated licensure pathway for biological products that are demonstrated to be “biosimilar” to or “interchangeable” with an FDA-licensed biological product. The Biologics Price Competition and Innovation Act of 2009 allow for approval of a biosimilar if data substantiates that the product is “highly similar” to an approved and existing biological product. Furthermore, as codified in the 2016 Physician Fee Schedule Final Rule, effective January 1, 2016, the physician reimbursement amount for a biosimilar is based on the average sales price (ASP) of all NDCs assigned to the biosimilars included within the same billing and payment code. Similar to a non-biologic product, an interchangeable biological product may be substituted for the reference product by a pharmacist without the intervention of the health care provider who prescribed the reference product. Generally, there will be a common physician reimbursement limit and HCPCS code for those biosimilars referenced to the original product filed under the BLA.

In the U.S., the DEA regulates the national production and distribution of scheduled drugs (i.e. those drugs containing controlled substances) by allocating production quotas based, in part, upon the DEA’s view of national demand. As scheduled drugs, the production and distribution of Shire’s stimulant ADHD products (ADDERALL XR, VYVANSE, MYDAYIS and EQUASYM) are strictly controlled and supply of active ingredient is dependent on the DEA’s permitted annual quotas and its willingness to update those quotas to meet any shortage of drugs.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a company failed to comply with applicable regulatory requirements and current good manufacturing procedures (cGMPs), it can take a variety of compliance or enforcement actions, such as issuing an FDA Form 483 notice of inspectional observations, a warning letter, an untitled letter, imposing civil money penalties, suspending or delaying issuance of approvals, requiring product recall, imposing a total or partial shutdown of production, withdrawal of approvals or clearances already granted, pursuing product seizures, consent decrees or other injunctive relief, or criminal prosecution through the Department of Justice. The FDA can require a Company to repair, replace or refund the cost of products that the Company manufactured or distributed. Outside the U.S., regulatory agencies may exert a range of similar powers.

The Department of Health and Human Services (HHS) administers the Medicare and Medicaid programs, major government payers for the elderly, disabled and poor in the U.S., respectively. Shire is subject to various mandated discounts and rebates, as well as compliance requirements, in order to participate in these programs. HHS will be interpreting, implementing and enforcing manufacturers’ compliance with rebate payments, discounts and mandated price reporting changes under the PPACA.

Regulatory Developments

In the U.S., Executive Orders and various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls, patient access constraints to medicines, cost sharing through improved patient health outcomes, abbreviated licensure pathway for biosimilars and increases in required rebates or discounts. Similar initiatives exist in the EU. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose price constraints. Additionally, legislation is being debated at the federal and state level in the U.S. that could allow patient access to drugs approved in other countries, most notably Canada. This is generally referred to as drug importation. Although there is substantial opposition to this potential legislation within areas of the federal government, including the FDA, the Company cannot predict the outcome of such legislative activities. Several local U.S. jurisdictions, including the King County of Washington State and Alameda, San Francisco and San Mateo Counties in California, have imposed drug-disposal responsibilities and fees on drug manufacturers, with other municipalities and localities passing similar ordinances.

Furthermore, several agencies in the U.S., including the Office of Inspector General, Department of Justice and DEA have been stepping up their enforcement activities as part of the ACA, leading to the imposition of an increasing number of Corporate Integrity Agreements with pharmaceutical and biotechnology companies as part of ultimate settlements.

Aggressive drug price actions taken in the U.S. by various manufacturers over the last several years has precipitated a media maelstrom and reinvigorated a hypersensitive atmosphere regarding the cost of drugs charged by manufacturers. While it is uncertain whether the U.S. Federal government will implement price controls in the near or midterm time frame, multiple states have proposed price control legislation and transparency initiatives. Though several states have been unsuccessful with passing legislation (e.g., North Carolina, Oregon, Pennsylvania), California and Maryland have both passed similar laws to Vermont’s S. 216, which is designed to enable prescription drug cost transparency for the state and codifies an inquiry to manufacturers when there is an excessive increases to the lists price of drugs. In addition, New York has passed a Medicaid drug spending cap that may require additional rebates from manufacturers, while Massachusetts is attempting to legislate and create a closed formulary in Medicaid in order to obtain lower drug prices and enhanced rebates. There is a high probability that other states will pass new price constraint or price transparency laws in 2018. Despite the attention on price increases, historically Shire has taken a responsible approach to price increases.

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

Third Party Reimbursement and Pricing

The Company’s revenue depends, in part, upon the price that third parties, such as health care providers and governmental organizations, reimburse on behalf of patients and physicians for the cost of the Company’s products or competitive products and treatments. These third party payers increasingly are challenging the pricing of drugs and medical devices through tougher contracting and seeking increased pharmaco-economic data in order to justify the pricing of products. In some states, Medicaid is changing its reimbursement for retail and specialty drugs from Wholesale Acquisition Cost (WAC) or ASP based reimbursement to either Actual Acquisition Cost (AAC) or National Average Drug Acquisition Cost (NADAC). Alternatives to how Medicaid rebates are divided by the state and federal government are also occurring. All of these factors can affect the access to Shire's drugs.

In the U.S.

Commercial Managed Care

Commercial payers negotiate the pricing of products to control their costs, including the use of formularies to encourage members to utilize preferred products with favorable terms. Exclusion from a formulary, or a disfavored formulary position, can directly reduce product usage in the payer’s patient population and may negatively impact utilization in other payer plans as well. The consolidation of Pharmacy Benefits Managers (PBMs) may result in increased pricing pressure from the larger purchasing power of such consolidated entities. Whether manufacturers can continue to issue coupons for managed care members, without being removed from the plan’s formulary, will also affect utilization of a manufacturer’s drugs. California recently passed legislation, joining Massachusetts, banning the use of manufacturer sponsored copay assistance programs. Where copay assistance was provided, several commercial payers will not allow the cost of drugs to count towards a patient’s deductible. Although the Secretary of HHS has approved the use of coupons for health exchange (HIX) plans, several groups are fighting the implementation of the guidance. Overall drug usage could increase due to the expansion of covered lives under the ACA albeit with greater rebate liability.

Medicaid

Many of the Company’s products are reimbursed by Medicaid, a joint federal and state health insurance plan for low-income individuals and people with disabilities in the U.S. Medicaid mandates federal rebates from manufacturers for participation in the program. Many states outsource management of Medicaid benefits to third parties (Managed Medicaid or MMC), leaving it to them to negotiate commercial rebates and formulary position with manufacturers. Due to changes within the ACA, utilization adjudicated by commercial Managed Medicaid payers is also eligible for the mandated federal rebates, which were traditionally paid only on fee-for-service utilization. Other states manage their own formulary and require manufacturers to pay additional “state supplemental” rebates for positioning on its preferred drug list (PDL). In addition, several states have started actively managing hemophilia and other specialty drug costs, either through first-time PDLs or through adjustments in their reimbursement rates to providers.

Medicare

As specified by the 21st Century Cures Act, passed into law in December 2016, Medicare reimbursement for durable medical equipment (DME) infused drugs and biologics (e.g., subcutaneous administration delivered via a pump) changed from average wholesale price (AWP) minus 5% to average sales price (ASP) plus 6% (AWP - 5% to ASP +6%) effective January 1, 2017. In addition, beginning January 1, 2017, DME infused drugs may not be included in the DME competitive acquisition program (DME competitive bidding).

Medicare reimbursement rates for physician infused drugs, including some of Shire’s orphan drugs, have been reduced from 106% of ASP to approximately 104% of ASP as a result of the so-called "sequestration" passed into law several years ago. CMS recently finalized regulation reducing Medicare reimbursement to hospitals for Part B drugs purchased under the 340b program from 104% ASP to ASP-22%. CMS is also increasingly bundling drug reimbursement into procedure costs, which can severely decrease the reimbursement rates to physicians for some manufacturers’ drugs, biologicals and medical devices. As part of the American Recovery and Reinvestment Act of 2009 (ARRA), Medicare reimbursement payments to eligible professionals who are not meaningful users of Certified Electronic Health Record (EHR) Technology will be reduced. CMS had proposed further reductions in ASP-based reimbursement as part of its Medicare Part B drug demonstration project, but has since withdrawn the proposal.

ACA

At this time, it is not possible to predict the impact of the new U.S. administration’s proposed repeal of the ACA or propensity to apply changes in funding for key provisions or to determine what might replace the current legislation. The uncertainty in funding for health exchanges has led to significant rises in premiums, which may in turn reduce covered lives without there even being an official ACA repeal. Any regulatory or legislative changes to definitions of line extensions or calculations of Medicaid rebate calculations could also affect costs to Shire. In December 2017, President Trump signed tax reform legislation into law, which included removal of the so-called individual mandate, which required individuals to carry health insurance or pay a tax penalty. Official estimates indicate that this policy change will result in approximately 10 million Americans losing health insurance coverage. If the estimates come to fruition, this could have implications to patient access to the Company's products.

On February 1, 2016, CMS issued regulations implementing the Medicaid rebate provisions of the ACA (Final Rule). CMS’ interpretation of the rebates related to line extensions, and the Average Manufacturer Price (AMP) aspects of the Final Rule, could increase rebate costs. CMS’ 2020 proposed expansion of the Medicaid rebate program to U.S. Territories (including Puerto Rico, U.S. Virgin Islands, Guam, Northern Mariana Islands and Samoa) could also impact both the Company’s contracting strategies to some of these Territories and increase Shire’s Medicaid rebate and operational costs. CMS’ publication of its own pricing compendium, (NADAC), as well as AMP-based Federal Upper Limits (FUL) could affect reimbursement to pharmacists for drugs and the state’s ability to continue providing access to brands that have generic versions, depending on the rate of each state’s adoption.

“Dual-eligibles”

Individuals that qualify for both Medicare and Medicaid are deemed "dual-eligible." Dual-eligibles receive their retail pharmaceutical coverage under the Medicare Part D program. There are several initiatives aimed at requiring manufacturers to provide Medicaid level rebates under Medicare Part D for the low-income subsidy eligible, including the dual-eligible population.

The tax revenue aspects of the fiscal cliff in the Budget Control Act were not fully resolved via the Taxpayers Relief Act of 2012, and because of this and due to the budget climate in the U.S., government programs like Medicare, Medicaid and others could face additional spending cuts or changes which could affect government payer utilization or payment of Shire’s products.

Institute for Clinical and Economic Review (ICER)

In the U.S., ICER delivers recommendations based on its own analyses of clinical effectiveness and economic value. While ICER’s recommendations are non-binding, they can influence payer thinking around coverage and access criteria. ICER has decided to engage in a new study in the hemophilia therapeutic class that may or may not effect Shire’s drugs in this class.

Outside of the U.S.

In the EU and certain other territories, price controls and Health Technology Assessments for new, highly priced medicines are expected. Uncertainty exists about the pricing and reimbursement status of newly approved products in the EU. Germany, for example, has implemented the Act for the Restructuring of the Pharmaceutical Market in Statutory Health Insurance. This law essentially maintains free pricing for new chemical entities for one year, but assesses the patient relative benefit of new drugs within six months of commercialization in order to inform subsequent price negotiations. Prices of drugs bringing added patient benefit will qualify for price negotiation, while those with no added benefit will be subject to reference pricing, where price is determined by taking the lowest and/or average price of similar medicines in Germany. Criteria required to prove a drug’s benefit in Germany include an improvement of health, reduction of illness duration, extension of survival, reduction of side effects or improvement of the quality of life. Third party reimbursement limits may reduce the demand for the Company’s products. The slow pace of the price applications process in some countries has delayed and, occasionally, prevented product launches. In some countries regional authorities are seeking to constrain drug prices and uptake. As such, the Company’s estimated product launches may be delayed. Furthermore, ADHD and behavioral drugs in the EU and other markets require strong education and promotion efforts in order to gain acceptance and an economically viable reimbursement profile.

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

Transition Services Agreement

Baxter and Baxalta entered into a transition services agreement prior to the separation pursuant to which Baxalta and Baxter and their respective subsidiaries provided various services to each other on an interim, transitional basis. The services provided by Baxter include finance, information technology, human resources, quality, supply chain and certain other administrative services. The majority of the services previously provided under the transition services agreement have ended by December 31, 2017 with certain information technology related services extending into 2018.

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

Galaxy License Agreement

Baxalta entered into an intellectual property license agreement with Baxter, which is referred to as the Galaxy license agreement, pursuant to which Baxalta received a perpetual, non-transferrable, non-sublicenseable, royalty-free, fully paid, worldwide license to certain intellectual property known as the Galaxy technology in order to allow Baxalta to continue using such technology in its plasma-derived products. This license primarily provides Baxalta with the right to Galaxy trademarks, as well as know-how and trade secrets necessary to operate and maintain (but not to manufacture) equipment using the Galaxy technology.

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

Letter Agreement with Baxter and Shire

On January 11, 2016, Baxter, Shire and Baxalta entered into a letter agreement (Letter Agreement) in connection with the acquisition, which, among other things, addresses certain aspects of the tax matters agreement and modified certain aspects of the shareholder’s and registration rights agreement.

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

Responsibility

Corporate Responsibility (Responsibility) matters to Shire's business. Responsibility helps the Company have the greatest impact on the lives of patients, employees and local and global communities. It is a core value that has long been embedded across the Company and ensures accountability for social, economic and environmental impacts. This commitment to Responsibility is supported by Shire’s Board of Directors, championed by the Chief Executive Officer and driven forward by Shire’s senior leaders.

In 2017, Shire developed its new Responsibility strategy with commitments and long-term goals to be achieved by 2025 aimed at enhancing the Company’s Responsibility, ambition and performance. The strategy was created by the Company’s Responsibility Sponsor Network, comprised of senior leaders that play a fundamental role in reviewing and directing Shire’s Responsibility activities and policies to ensure the Company maintains high standards. The strategy was based on the findings of Shire’s Responsibility materiality assessment, conducted in 2016, that identified and prioritized key Responsibility issues of greatest significance to Shire and its key stakeholders (including patient groups, investors, suppliers, nongovernmental organizations and employees).

Shire’s Responsibility strategy of nine commitments is aligned to three strategic Responsibility pillars: Supporting Patients, People and Culture and Sustainable Operations. The Responsibility strategy is focused on patients and those who care for them, and is explicitly linked to Shire’s strategic drivers, with ethics and integrity permeating throughout.

Employees

The Company’s employees are vital to its success. As of December 31, 2017, the Company had 23,044 employees.

Available information

The Company maintains a global internet site at www.shire.com. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Shire's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov in a document, and for Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, in an Extensible Business Reporting Language (XBRL) format. XBRL is an electronic coding language to create an interactive financial statement data over the internet. Any materials the Company files with the SEC can be found at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information on the Company’s website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

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

Risks Related to the Business

The Company’s products may not be a commercial success

The commercial success of the Company’s marketed products and other new products that the Company may launch in the future, will depend on their approval and acceptance by physicians, patients, insurers and other key decision-makers, as well as the receipt of marketing approvals in different countries, the time taken to obtain such approvals, the scope of marketing approvals as reflected in the product labels, approval of reimbursement at commercially sustainable prices in those countries where price and reimbursement is negotiated, and safety, efficacy, convenience and cost-effectiveness of the product as compared to competitive products.

The Company’s revenues, financial condition or results of operations may be adversely affected if any or all of the following occur:

•	if the Company’s products, or competitive products, are genericized;

•	if the prices of the Company’s products are reduced or if prices of competitor products are reduced;

•	if launches of new products or launch of the Company’s products in new markets are not successful;

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

Increased pricing pressures and limits on patient access as a result of governmental regulations and market developments may affect the Company’s future revenues, financial condition and results of operations

The Company’s product revenues are subject to increasing pressures from governmental and other initiatives to regulate or influence prices and access to customers. Regulations in the U.S., the European Union and other jurisdictions mandating price controls or imposing constraints on patients’ ability to purchase Shire’s products significantly impact its business. In the U.S., the new administration has made public and social media statements regarding proposed changes to existing government initiatives, like the ACA, which has created significant uncertainty for the future of federal government policies that regulate or influence prices and access to customers. Any future changes in such laws, regulations, practices or policies may adversely affect the Company's financial condition and results of operations.

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

These pressures have also resulted in market developments, such as the consolidation of managed health care organizations, private health insurers, distributors and pharmacies that have increased the relative bargaining power of institutional drug purchasers and enhanced their ability to negotiate discounts and extract other concessions in exchange for purchasing Shire’s products.

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

This outsourcing risk is of particular concern with respect to third-party suppliers of key manufacturing inputs of certain of Shire’s drug products, including, but not limited to, CINRYZE, ADVATE, ADYNOVATE, HYQVIA, ELAPRASE, FIRAZYR, REPLAGAL and GATTEX/REVESTIVE where the Company currently relies on a single active ingredient source for each. Shire also relies on limited third party sources to provide the donated plasma necessary for the manufacture of CINRYZE. In addition, although the Company dual-sources certain key products and/or active ingredients, the Company currently relies on a single source for production of the final drug product for certain of its products, including, but not limited to, ADDERALL XR, CINRYZE, CUVITRU, FIRAZYR, LIALDA and PENTASA.

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

Any failure by a single-source supplier to provide the Company with the required volumes on time or at all, or to provide products that meet quality assurance measures and/or regulatory requirements, could lead to significant delays in the production of Shire’s products, increases in operating costs, lost product sales, an interruption of research activities, or the delay of new product launches, all of which could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

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

The development, approval and manufacturing of the Company’s products depend on the ability to procure ingredients and packaging materials from approved sources and for the manufacturing process to be conducted at approved sites. Changes of manufacturer or changes of source of ingredients or packaging materials must generally be approved by regulatory agencies, which will involve testing and additional inspections to ensure compliance with the applicable regulatory agency’s regulations and standards. The need to qualify a new manufacturer or source of ingredients or packaging materials can take a significant amount of time. Should it become necessary to change a manufacturer or supplier of ingredients or packaging materials, or to qualify an additional supplier, the Company may not be able do so quickly, or at all, which could delay or disrupt the manufacturing process.

U.S.-based manufacturers must be registered with the DEA and similar regulatory authorities in other countries if they handle controlled substances. Certain of the Company’s products, including VYVANSE, ADDERALL XR and MYDAYIS, contain ingredients which are controlled substances subject to quotas managed by the DEA. As a result, the Company’s procurement and production quotas may not be sufficient to meet commercial demand.

Certain of the Company’s products, including but not limited to CINRYZE, ELAPRASE, REPLAGAL, FEIBA, HYQVIA, CUVITRU and GAMMAGARD LIQUID and VPRIV are manufactured using highly complex biological processes. The complexity of the manufacturing results in a number of risks, including the risk of microbial and other types of contamination. Additionally, some of the Company’s therapies, including CINRYZE, FEIBA, HYQVIA, CUVITRU and GAMMAGARD LIQUID are derived from human plasma, and are therefore subject to the risk of biological contamination inherent in plasma-derived products.

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

Success in preclinical and early clinical trials does not ensure that late stage clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Moreover, once an application is submitted, additional data may be sought by regulators or an application may be rejected. The Company has a range of programs in its product pipeline that are in registration or entering late stage clinical development, including, but not limited to SHP643 for the treatment of HAE, which is in registration, SHP621 for the treatment of EOE, which is in Phase 3 clinical trials, and SHP647 for the treatment of ulcerative colitis, which is in Phase 3. If the Company’s large-scale or late-stage clinical trials for a product are not successful, the Company will not recover its substantial investments in that product.

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

The actions of certain customers could affect the Company’s ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such customers can adversely affect the Company’s revenues, financial conditions or results of operations

A considerable portion of the Company’s product sales are made to major pharmaceutical wholesale distributors, as well as to large pharmacies, in both the U.S. and Europe. For the year ended December 31, 2017, 26% of the Company’s product sales were attributable to three customers: AmerisourceBergen Drug Corp, McKesson Corp. and Cardinal Health, Inc. In the event of financial failure of any of these customers there could be a material adverse effect on the Company’s revenues, financial condition or results of operations. The Company’s revenues, financial condition or results of operations may also be affected by fluctuations in customer buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors. A significant portion of the Company’s revenues for certain products for treatment of rare diseases are also concentrated within a small number of customers. Changes in the buying patterns of those customers may have an adverse effect on the Company’s revenues, financial condition or results of operations.

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

In the United States, the Company’s sales and marketing activities are monitored by a number of regulatory authorities and law enforcement agencies, including the U.S. Department of HHS, the FDA, the U.S. Department of Justice, the SEC and the DEA. These authorities and agencies and their equivalents in countries outside the United States have broad authority to investigate market participants for potential violations of laws relating to the sale, marketing and promotion of pharmaceutical products and medical devices, including the False Claims Act, the Anti-Kickback Statute, the UK Bribery Act of 2010 and the Foreign Corrupt Practices Act, among others, for alleged improper conduct, including corrupt payments to government officials, improper payments to medical professionals, off-label marketing of pharmaceutical products and medical devices, and the submission of false claims for reimbursement by the federal government. Healthcare companies may also be subject to enforcement actions or prosecution for such improper conduct. Any inquiries or investigations into the operations of, or enforcement or other regulatory action against, the Company by such authorities could result in significant defense costs, fines, penalties and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. The Company is also subject to certain ongoing investigations by governmental agencies. For further information, refer to ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

For example, since 2009, generic versions of ADDERALL XR have been marketed in the United States, since 2014, generic versions of INTUNIV have been marketed in the United States and since the third quarter of 2017, generic versions of LIALDA and FOSRENOL have been marketed in the United States. As a result, product sales of ADDERALL XR, INTUNIV, LIALDA and FOSRENOL declined.

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

Any unfavorable outcome in such matters could adversely impact the Company’s ability to develop or commercialize its products, adversely affect the product sales and profitability of existing products, subject the Company to significant defense costs, fines, penalties, audit findings and injunctive or administrative remedies, distract management to the detriment of the business, result in the exclusion of certain products, or the Company, from government reimbursement programs or subject the Company to regulatory controls or government monitoring of its activities in the future. Any such outcomes could have a material adverse effect on the Company’s revenue, financial condition or results of operations. For further information, refer to ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

In the regular course of business, the Company is party to litigation or other proceedings relating to intellectual property rights. For details of material ongoing intellectual property litigation, refer to ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company faces intense competition for highly qualified personnel from other companies and organizations

The Company relies on recruiting and retaining highly skilled employees to meet its strategic objectives. The Company faces intense competition for highly qualified personnel and the supply of people with the requisite skills may be limited, generally or geographically. The range of skills required and the geographies in which they are required by the Company may also change over time as Shire’s business evolves. If the Company is unable to retain key personnel or attract new personnel with the requisite skills and experience, it could adversely affect the implementation of the Company’s strategic objectives and ultimately adversely impact the Company’s revenues, financial condition or results of operations. Recent acquisitions by the Company, including without limitation, the Dyax and Baxalta acquisitions, as well as internal reorganizations and transitions of our offices in Illinois, Pennsylvania, the United Kingdom and other locations, may increase the Company’s difficulty in recruiting and retaining employees.

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

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on Shire’s operating results and liquidity

Shire reports its financial results in U.S. dollars, but generates a substantial portion of its revenue (approximately 36% of its total revenue in 2017) outside the United States. As a result, Shire’s financial results may be adversely affected by fluctuations in foreign currency exchange rates. Shire cannot predict with any certainty changes in foreign currency exchange rates or the ability of the Company to mitigate these risks. Shire may experience additional volatility as a result of inflationary pressures and other macroeconomic factors in certain emerging market countries. Shire is also exposed to changes in interest rates, and Shire’s ability to access the money markets and capital markets could be impeded if adverse liquidity market conditions occur.

For discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which Shire attempts to mitigate such impact, refer to PART 2: ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk set forth in this Annual Report on Form 10-K.

The Company is subject to evolving and complex tax laws, which may result in additional liabilities that may adversely affect the Company’s financial condition or results of operations

The Company is subject to evolving and complex tax laws in the jurisdictions in which it operates, and routinely obtains advice on matters, including the tax treatment of the break fee received in connection with the terminated offer for Shire by AbbVie, Inc. (AbbVie) in 2014. Significant judgment is required in determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its accrual for tax contingencies; however, due to the complexity of tax matters, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. In addition, the Company may be affected by changes in tax laws, including tax rate changes, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions and between jurisdictions, including by the EU.

If a marketed product fails to work effectively or causes adverse side effects, this could result in damage to the Company’s reputation, the withdrawal of the product and legal action against the Company

Unanticipated side effects or unfavorable publicity from complaints concerning any of the Company’s products, or those of its competitors, could have an adverse effect on the Company’s ability to obtain or maintain regulatory approvals or successfully market its products. The testing, manufacturing, marketing and sales of pharmaceutical products and medical devices entail a risk of product liability claims, product recalls, litigation and associated adverse publicity. The cost of defending against such claims is expensive even when the claims are not merited. A successful product liability claim against the Company could require the Company to pay a substantial monetary award. The Company does not carry product liability insurance for its products due to the Company’s analysis of the risk, frequency and severity of a loss and the cost of insurance for the risk. Accordingly, if the Company does not have sufficient financial resources to satisfy a liability resulting from such a claim or to fund the legal defense of such a claim, it could become insolvent. Moreover, an adverse judgment in a product liability suit could generate substantial negative publicity about the Company’s products and business and inhibit or prevent commercialization of other products. In addition, failure to effectively identify, aggregate, analyze, report, and protect adverse event data, and/or fully comply with relevant laws, rules, and regulations around adverse event reporting could jeopardize patient safety and expose the Company to penalties, fines, and systemic reputational damage.

It is crucial that Shire report any adverse events to keep customers and patients informed and safe. Specifically, in regards to the various patient support programs, Shire risks noncompliance in safety-reporting and/or reporting of incomplete safety information if adverse events are not documented as part of the patient support programs.

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

On June 23, 2016, the United Kingdom held a remain-or-leave referendum on the United Kingdom’s membership within the European Union, the result of which favored the exit of the United Kingdom from the European Union (Brexit). A process of negotiation will likely determine the future terms of the United Kingdom’s relationship with the European Union, as well as whether the United Kingdom will be able to continue to benefit from the European Union’s free trade and similar agreements. The timing of the Brexit and potential impact of Brexit on Shire’s market share, sales, profitability and results of operations is unclear. Depending on the terms of Brexit, economic conditions in the United Kingdom, the European Union and global markets may be adversely affected by reduced growth and volatility. The uncertainty before, during and after the period of negotiation is also expected to have a negative economic impact and increase volatility in the markets, particularly in the Eurozone. Such volatility and negative economic impact could, in turn, adversely affect the Company’s revenues, financial condition or results of operations.

Our ongoing strategic review of our Neuroscience franchise may distract management and employees and may not lead to improved operating performance or financial results; there can be no guarantee that, once completed, our strategic review will result in any additional strategic changes beyond those that have already been announced.

In August 2017, Shire announced that it was conducting a strategic review of its Neuroscience business. On January 8, 2018, following the first stage of this review, Shire announced that its Board has concluded that the Neuroscience business warrants additional focus and investment and that there is a strong business rationale for creating two distinct business divisions within Shire: a Rare Disease division and a Neuroscience division. Shire expects to report the operational performance metrics of each division separately beginning with the first quarter of 2018. The second stage of the review will include continuing to evaluate all strategic alternatives, including the merits of an independent listing for each of the two divisions.

During the course of our strategic review, our management and employees may be distracted, which could impact our business. Further, we may incur additional costs in undertaking the strategic review or executing any conclusion reached as a result of the review. Moreover, operating our business as distinct divisions may not lead to improved operating performance or financial results for one or both businesses or meet the expectations that we have communicated for those businesses or the Company as a whole. Finally, there can be no guarantee that, once completed, our strategic review will result in any additional strategic changes beyond those that have already been announced.

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

An inability to realize the full extent of the anticipated benefits of the combination of Shire and Baxalta, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may materially adversely affect the value of the Company’s ordinary shares and American Depository Shares (ADSs).

Shire has incurred significant additional indebtedness in connection with the acquisition, which has decreased the Company’s business flexibility and increased its interest expense. All of the Company’s debt obligations have priority over the Company’s ordinary shares and ADSs with respect to payment in the event of a liquidation, dissolution or winding up

As of December 31, 2017, Shire had gross debt of approximately $19.6 billion comprising $12.1 billion of SAIIDAC Notes issued in September 2016, $5.0 billion of Baxalta Notes assumed with the acquisition of Baxalta, $1.2 billion outstanding borrowing under the term loan facility and $810.0 million outstanding borrowing under the $2.1 billion Revolving Credit Facility and certain capital lease and other debt obligations. For further information, refer to Note 17, Borrowings and Capital Leases, to these Consolidated Financial Statements.

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

Baxalta only operated as an independent company from July 1, 2015, until the consummation of its merger with Shire on June 3, 2016, and Baxalta’s historical financial information is not necessarily representative of the results that Baxalta would have achieved as a separate, publicly traded company, and may not be a reliable indicator of future results of Baxalta. Moreover, any pro forma financial information published by the Company is not necessarily representative of the results that the Company would have achieved, and may not be a reliable indicator of future results.

Any historical financial information about Baxalta prior to July 1, 2015, refers to Baxalta’s business as operated by and integrated with Baxter. Baxalta’s historical and pro forma financial information for such periods was derived from the Consolidated Financial Statements and accounting records of Baxter. In addition, certain pro forma financial information for the Company has incorporated Baxalta’s historical financial information for such periods. Accordingly, such historical and pro forma financial information of Baxalta or the Company does not necessarily reflect the financial condition, results of operations or cash flows that Baxalta would have achieved as a separate, publicly traded company during the periods presented, or those that Shire would have achieved had the combination occurred as assumed for the preparation of the pro forma financial information. As a result, the Company’s pro forma financial information is not necessarily representative of the results that the Company will achieve after the merger with Baxalta, and may not be a reliable indicator of future results.

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

The acquisition of Baxalta could result in significant liability to the Company if the combination causes the spin-off of Baxalta from Baxter or a Later Distribution, as defined below, to be taxable

In connection with the signing of the merger agreement, Baxter, Shire and Baxalta entered into the Letter Agreement, which, among other things, supplements certain aspects of the tax matters agreement referenced above. Under the Letter Agreement, from and after the closing of the merger, Baxalta agreed to indemnify, and the Company agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to, or resulting from, in whole or in part, the merger. If the contribution of property by Baxter in one or more transfers to Baxalta in exchange for shares of Baxalta common stock, cash, and the assumption of certain liabilities, together with the distribution by Baxter on July 1, 2015, of approximately 80.5% of the shares of Baxalta common stock to shareholders of Baxter (spin-off), Baxter’s distribution of cash received from Baxalta to its creditors and/or a Later Distribution, collectively, the “Baxter Transactions”, are determined to be taxable as a result, in whole or in part, of the merger (for example, if the merger is deemed to be part of a plan, or series of related transactions, that includes the Baxter Transactions), Baxter and its shareholders could incur significant tax liabilities. Under the tax matters agreement, and the Letter Agreement, Baxalta and the Company may be required to indemnify Baxter for any such tax liabilities. Baxter’s waiver of the provisions under the tax matters agreement restricting Baxalta’s ability to enter into and consummate the merger will not relieve Baxalta or the Company of its obligation to indemnify Baxter if the merger causes any of the Baxter Transactions to be taxable.

In connection with the signing and closing of the merger agreement, the Company received an opinion from Cravath, Swaine & Moore LLP (Cravath), tax counsel to the Company, to the effect that the merger will not cause the Baxter Transactions to fail to qualify as tax-free to Baxter and its shareholders under Sections 355, 361 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended.

The tax opinions referred to in the immediately preceding paragraph are based upon various factual representations and assumptions, as well as certain undertakings made by the Shire, Baxter and Baxalta. If any of the factual representations or the assumptions in the tax opinions are untrue or incomplete in any material respect, an undertaking is not complied with or the facts upon which the tax opinions are based are materially different from the facts at the time of the merger, the opinions may not be valid. Moreover, opinions of counsel are not binding on the Internal Revenue Service (IRS). As a result, the conclusions expressed in the tax opinions could be challenged by the IRS. None of Shire, Baxalta or Baxter has requested a ruling from the IRS regarding the impact of the merger on the tax treatment of the Baxter Transactions, since such rulings are not made by the IRS. Further, the tax opinions do not address all tax aspects of the spin-off, a Later Distribution and other related transactions and it is possible the Company may be obligated to indemnify Baxter despite the continuing validity of the tax opinions.

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

In connection with the merger with Baxalta, the separation and the Later Distributions could result in significant liability to the Company due to Baxalta’s spin-off from Baxter

The Baxter Transactions are intended to qualify for tax-free treatment to Baxter and its stockholders under Sections 355, 361, and 368(a)(1)(D) of the Code. Completion of the separation was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the Baxter Transactions. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling. Completion of the initial distribution of Baxalta shares on July 1, 2015, was also conditioned upon Baxter’s receipt of a tax opinion from KPMG LLP, or KPMG regarding certain aspects of the separation not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by Baxter and Baxalta. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the Baxter Transactions, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

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

New regulations issued by the U.S. Department of Treasury may impact the Company following the merger with Baxalta

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

ITEM 1B: Unresolved Staff Comments

None.

ITEM 2: Properties

The following is a summary of the Company's principal properties as of December 31, 2017:

Location	Use	Approximate square footage	Owned or leased
Orth an der Donau, Austria	Manufacturing and office	3,331,000	Owned
Vienna, Austria	Manufacturing, distribution, warehouse, plasma center and office	1,645,000	Owned and leased
Lexington, Massachusetts, U.S.	Manufacturing, lab and office	1,342,000	Owned and leased
Covington, Georgia, U.S.	Manufacturing and office	1,106,000	Leased
Cambridge, Massachusetts, U.S.	Manufacturing, lab and office	956,000	Leased
Los Angeles, California, U.S.	Manufacturing facility	448,000	Owned
Thousand Oaks, California, U.S.	Manufacturing, warehouse and office	280,000	Owned
Westlake Village, California, U.S.	Office	232,000	Leased
Rieti, Italy	Manufacturing and office	215,000	Owned
Lessines, Belgium	Manufacturing facility	202,000	Leased
Bannockburn, Illinois, U.S.	Office	172,000	Leased
Woodlands, Singapore	Manufacturing and office	164,000	Leased
Exton, Pennsylvania, U.S.	Office	151,000	Leased
Neuchatel, Switzerland	Manufacturing and office	140,000	Owned
Greenville, South Carolina, U.S.	Plasma center	148,000	Owned
Van Nuys, California, U.S.	Distribution center	117,000	Leased
Dublin, Ireland	Office	101,000	Leased
Zug, Switzerland	Office	97,000	Leased
Florence, Kentucky, U.S.	Warehouse and distribution facility	96,000	Leased
North Reading, Massachusetts, U.S.	Warehouse	92,000	Leased
Round Lake, Illinois, U.S.	Manufacturing, lab and office	87,000	Leased
Chicago, Illinois, U.S.	Office	83,000	Leased
Burlington, Massachusetts, U.S.	Lab and office	65,000	Leased
Sao Paulo, Brazil	Lab, warehouse and office	52,000	Leased

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

Ordinary Shares

The Company’s ordinary shares are listed on the London Stock Exchange (LSE).

The following table presents the high and low closing mid-market quotation per ordinary share of Shire as quoted in the Daily Official List of the LSE for the periods indicated.

	High £ per ordinary share	Low £ per ordinary share
Year ended December 31, 2017
1st Quarter	50.36	43.20
2nd Quarter	48.52	42.38
3rd Quarter	43.51	36.13
4th Quarter	39.21	34.99

Year ended December 31, 2016
1st Quarter	45.30	34.80
2nd Quarter	46.41	39.56
3rd Quarter	53.15	46.72
4th Quarter	53.23	43.15

The total number of registered holders of ordinary shares of Shire on February 12, 2018 was 5,265. Since certain of the ordinary shares are held by broker nominees, the number of registered holders is not representative of the number of beneficial owners.

American Depositary Shares

American Depositary Shares each represent three ordinary shares of Shire. An ADS is evidenced by an American Depositary Receipt (ADR) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market. On February 12, 2018, the proportion of ordinary shares represented by ADRs was 22.90% of the outstanding ordinary shares.

The following table presents the high and low market quotations for ADSs quoted on the NASDAQ Global Select Market for the periods indicated.

	High $ per ADS	Low $ per ADS
Year ended December 31, 2017
1st Quarter	186.30	161.71
2nd Quarter	190.00	162.35
3rd Quarter	169.80	140.85
4th Quarter	157.65	138.24

Year ended December 31, 2016
1st Quarter	199.35	150.40
2nd Quarter	192.14	164.64
3rd Quarter	206.56	185.20
4th Quarter	197.70	163.77

The number of registered holders of ADSs on February 12, 2018 was 21,652. Since certain of the ADSs are held by broker nominees, the number of registered holders is not representative of the number of beneficial owners.

Dividend policy

A first interim dividend for the six months to June 30, 2017 of $0.0509 (£0.0385) per ordinary share, equivalent to $0.1527 per ADS, was paid in October 2017. A second interim dividend for the six months to December 31, 2017 of $0.2979 (£0.2146) per ordinary share equivalent to $0.8937 per ADS will be paid in April 2018.

A first interim dividend for the six months to June 30, 2016 of $0.0463 (£0.0351) per ordinary share, equivalent to $0.1389 per ADS, was paid in October 2016. A second interim dividend for the six months to December 31, 2016 of $0.2570 (£0.2064) per ordinary share equivalent to $0.7710 per ADS was paid in April 2017.

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

For dividends paid by Shire Biopharmaceuticals Holdings (Old Shire) on the income access share to the Trustee, the ability of Old Shire to pay dividends is determined under English law. As a matter of English law, Old Shire can only pay dividends out of its distributable profits, which are the accumulated realized profits of Old Shire and not the consolidated group, so far as not previously utilized by distribution or capitalization, less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital.

Income Access Share Arrangements

Pursuant to the Scheme of Arrangement (Scheme) that became effective on May 23, 2008 Shire plc became the holding company of the former holding company of the Shire group, Old Shire. As a result of the Scheme, Shire has put in place income access share arrangements which enable Shire ordinary shareholders, other than Shire ADS holders, to choose whether they receive their dividends from Shire plc, a company tax resident in the Republic of Ireland, or from Old Shire, a Shire group company tax resident in the UK.

Old Shire has issued one income access share to the Income Access Trust (IAS Trust) which is held by the trustee of the IAS Trust (Trustee). The mechanics of the arrangements are as follows:

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

ii)
If the dividend paid on the income access share and on-paid by the Trustee to ordinary shareholders is less than the total amount of the dividend announced or declared by Shire plc on its ordinary shares, Shire plc will be obliged to pay a dividend on the relevant ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the ordinary shares will generally be subject to Irish withholding tax at the rate of 20% or such other rate as may be applicable under exemptions from withholding tax contained in Irish law.

iii)
An ordinary shareholder is entitled to make an income access share election such that he or she will receive his or her dividends (which would otherwise be payable by Shire plc) under these arrangements from Old Shire. This can be done by submitting an income access share arrangements election form containing information on the participating shareholders as required by applicable law and regulation.

The ADS Depositary has made an election on behalf of all holders of ADSs such that they will receive dividends from Old Shire under the income access share arrangements. Dividends paid by Old Shire under the income access share arrangements will not, under current legislation, be subject to any UK or Irish withholding taxes. If a holder of ADSs does not wish to receive dividends from Old Shire under the income access share arrangements, he or she must withdraw his or her ordinary shares from the ADS program prior to the dividend record date set by the ADS Depositary and request delivery of the Shire plc ordinary shares. This will enable him or her to receive dividends from Shire plc.

It is the expectation, although there can be no certainty, that Old Shire will distribute dividends on the income access share to the Trustee for the benefit of all ordinary shareholders who make an income access share arrangements election in an amount equal to what would have been such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share arrangements election. If any dividend paid on the income access share and on-paid to the ordinary shareholders is less than such ordinary shareholders’ entitlement to dividends from Shire plc in the absence of the income access share arrangements election, the dividend on the income access share will be allocated pro rata among the ordinary shareholders and Shire plc will pay the balance to these ordinary shareholders by way of dividend. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

Shire is able to suspend or terminate these arrangements at any time, in which case the full Shire plc dividend will be paid directly by Shire plc to those ordinary shareholders (including the ADS Depositary) who have made an income access share arrangements election. In such circumstances, there will be no grossing up by Shire plc in respect of, and Old Shire and Shire plc will not compensate those ordinary shareholders for, any adverse consequences including any Irish withholding tax consequences.

During the year ended December 31, 2017, Old Shire paid dividends totaling $245.6 million (2016: $150.6 million; 2015: $127.7 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

Equity Compensation Plan Information

Equity compensation plan information is incorporated herein by reference to ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters in this Annual Report on Form 10-K.

ITEM 6: Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 were derived from the audited Consolidated Financial Statements of the Company, included herein.

The selected consolidated financial data presented below as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 were derived from the audited Consolidated Financial Statements of the Company, which are not included herein. The selected financial data related to the Statements of Operations for the year ended December 31, 2013 has been represented to reflect the reclassification of the Amortization of acquired intangible assets as a separate line item from Other operating expenses.

The selected consolidated financial data should be read in conjunction with ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with ITEM 15: Exhibits and Financial Statement Schedules in this Annual Report on Form 10-K.

	For the years ended December 31,
(In millions)	2017	2016	2015	2014	2013
Statements of Operations:
Total revenues	$15,160.6	$11,396.6	$6,416.7	$6,022.1	$4,934.3
Amortization of acquired intangible assets	(1,768.4)	(1,173.4)	(498.7)	(243.8)	(152.0)
Other operating expenses	(10,937.0)	(9,260.3)	(4,498.5)	(4,080.3)	(3,048.8)
Operating income from continuing operations	2,455.2	962.9	1,419.5	1,698.0	1,733.5
Other (expense)/income, net	(561.8)	(476.8)	(33.7)	2.8	(39.9)
Receipt of break fee	—	—	—	1,635.4	—
Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	1,893.4	486.1	1,385.8	3,336.2	1,693.6
Income taxes	2,357.6	126.1	(46.1)	(56.1)	(277.9)
Equity in earnings/(losses) of equity method investees, net of taxes	2.5	(8.7)	(2.2)	2.7	3.9
Income from continuing operations, net of taxes	4,253.5	603.5	1,337.5	3,282.8	1,419.6
Gain/(loss) from discontinued operations, net of taxes	18.0	(276.1)	(34.1)	122.7	(754.5)
Net income	$4,271.5	$327.4	$1,303.4	$3,405.5	$665.1
Earnings per Ordinary Share - basic
Earnings from continuing operations	$4.69	$0.78	$2.27	$5.60	$2.57
Earnings/(loss) from discontinued operations	0.02	(0.35)	(0.06)	0.21	(1.37)
Earnings per Ordinary Share – basic	$4.71	$0.43	$2.21	$5.81	$1.20
Earnings per Ordinary Share - diluted
Earnings from continuing operations	$4.66	$0.77	$2.26	$5.55	$2.45
Earnings/(loss) from discontinued operations	0.02	(0.35)	(0.06)	0.21	(1.28)
Earnings per Ordinary Share – diluted	$4.68	$0.42	$2.20	$5.76	$1.17

Weighted average number of shares:
(In millions)	2017	2016	2015	2014	2013
Basic	906.5	770.1	590.4	586.7	552.0
Diluted	912.0	776.2	593.1	591.3	590.3
Cash dividends declared and paid per Ordinary Share	$0.31	$0.27	$0.23	$0.21	$0.18

(In millions)	For the years ended December 31,
Balance sheets:	2017	2016	2015	2014	2013
Total current assets	$7,608.4	$7,539.5	$2,255.5	$5,183.1	$4,288.3
Total assets	67,756.9	67,035.4	16,609.8	13,632.1	8,323.0
Total current liabilities	7,882.0	7,743.3	3,706.1	3,021.9	1,807.9
Long term obligations	18,950.3	22,021.4	868.7	736.7	588.5
Total liabilities	31,580.5	38,087.4	6,780.7	4,969.2	2,957.0
Total equity	36,176.4	28,948.0	9,829.1	8,662.9	5,366.0

The following significant items are included within other operating expenses:

•
Up-front and milestone payments for in-licensed development projects, expensed to R&D, of $141.1 million, $123.7 million, $nil, $12.5 million and $nil in the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

•
Expense related to the unwind of inventory fair value adjustments of $747.8 million, $1,118.0 million, $31.1 million, $91.1 million and $nil for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

•	Impairment loss related to IPR&D intangible assets of $20.0 million, $8.9 million, $643.7 million and $190.3 million for the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

•
Impairment loss of $7.1 million related to the goodwill allocated to the Company’s former Regenerative Medicine reporting unit and Impairment loss of $19.9 million related to RESOLOR for the year ended December 31, 2013.

•
Reorganization costs, relating to employee involuntary termination benefits and other costs, of $47.9 million, $121.4 million, $97.9 million, $180.9 million and $88.2 million, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

•	Integration and acquisition costs of $894.5 million and $883.9 million for the years ended December 31, 2017, and 2016, respectively, primarily related to Baxalta and Dyax transactions.

•
For the year ended December 31, 2015, Integration and acquisition costs include $39.8 million relating to the acquisition of NPS Pharma, Viropharma and Dyax, and $189.7 million relating to the acquisition of Baxalta, offset by a net credit relating to the change in the fair value of contingent consideration liabilities ($149.9 million).

•	For the year ended December 31, 2014, Integration and acquisition costs of $158.8 million, primarily related to the ViroPharma change in fair values of contingent consideration liabilities.

•	For the year ended December 31, 2013, a net credit to Integration and acquisition costs of $134.1 million, primarily related to a reduction in the fair value of contingent consideration liabilities.

On October 21, 2014, Shire received a break fee from AbbVie pursuant to the termination terms in the cooperation agreement. The payment of $1,635.4 million was received in cash.

Long term deferred tax liabilities are not included in the long term obligations balance.

As of December 31, 2017, long term obligations include $12,050.2 million, net of deferred financing costs and discounts, of SAIIDAC Notes and $4,308.9 million, net of deferred financing costs and discounts, of Baxalta Notes. Refer to Note 17, Borrowings and Capital Leases, to these Consolidated Financial Statements.

For the year ended 2017, the Company's income tax rate was impacted by the Tax Cuts and Jobs Act (Tax Act). The Tax Act resulted in a reduction to the federal U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its net deferred tax positions for the year ending December 31, 2017. This resulted in a decrease to the net deferred tax liability of approximately $2.5 billion, which was recorded as a reduction to income tax expense for the fourth quarter of 2017.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in ITEM 15: Exhibits and Financial Statement Schedules set forth in this Annual Report on Form 10-K.

Overview

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development, focused on rare diseases and specialized conditions, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, partners, investors and employees.

The Company’s purpose is to enable people with life altering conditions to lead better lives. The Company will execute on its purpose through its strategy and business model. For further details of Shire’s strategy and business model, refer to ITEM 1: Business of this Annual Report on this Form 10-K.

Through deep understanding of patients’ needs, the Company is able to:

•	serve patients with high unmet needs in specialty therapeutic areas;

•	drive optimum performance of its marketed products - to serve patients today; and

•	build its pipeline of innovative specialist treatments through both R&D and Corporate Development activities to enable the Company to serve patients in the future.

Shire’s in-licensing and acquisition efforts are focused on products in specialist markets with strong intellectual property protection or other forms of market exclusivity and global rights. Shire believes that a carefully selected and balanced portfolio of products with strategically aligned and relatively small-scale sales forces will deliver strong results.

Company revenues, expenditures and net assets are attributable to the R&D, manufacture, sale and distribution of pharmaceutical products within one reportable segment. The Company also earns royalties and other revenues (where Shire has out-licensed products to third parties) that are recorded as royalty and other revenues.

Revenues are derived primarily from two sources - sales of the Company’s own products and royalties and other revenues:

•	95.3% (2016: 95.5%) of total revenues are derived from Product sales; and

•	4.7% (2016: 4.5%) of total revenues are derived from royalties and other revenues, including upfront payments from out-license arrangements.

The markets where the Company conducts its business are intensely competitive and highly regulated.

The health-care industry is also experiencing:

•	pressure from governments and healthcare providers to keep prices low while increasing access to drugs;

•
increased discounts, which reduce revenue, due to the population of “baby boomers” covered under Medicare, specifically those beneficiaries receiving drug cost offset through the Medicare Part D Coverage Gap;

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

Shire’s strategy has been developed to address these industry-wide competitive pressures. This strategy has resulted in a series of initiatives in the following areas:

Markets

Shire’s current portfolio of approved products spans seven key therapeutic areas (TA): Immunology, Hematology, Neuroscience, Internal Medicine, Genetic Diseases, Oncology and Ophthalmics. In 2017, the contribution of each TA to overall Product sales was as follows:

(In millions, except %)	Product sales	Percentage
Immunology	$4,370.3	30.2%
Hematology	3,785.6	26.2%
Neuroscience	2,664.1	18.4%
Internal Medicine	1,670.3	11.6%
Genetic Diseases	1,437.7	10.0%
Oncology	261.7	1.8%
Ophthalmics	259.2	1.8%
	$14,448.9	100.0%

Shire has grown in part through acquisition which has brought therapeutic, geographic and pipeline growth and diversification.

The acquisition of Baxalta in June 2016 added the Hematology, Immunology and Oncology franchises and enabled Shire to become the global leader in rare diseases and highly specialized conditions.

The acquisition of Dyax in January 2016, with its lead pipeline product, SHP643, and marketed product KALBITOR, expanded and extended Shire’s industry-leading HAE portfolio (FIRAZYR and CINRYZE).

In July 2016, Shire licensed the global rights to all indications for SHP647 from Pfizer Inc. SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease.

In 2015, Shire acquired NPS Pharma, Meritage Pharma, Inc. (Meritage Pharma) and Foresight Biotherapeutics Inc. (Foresight).

The acquisition of NPS Pharma added global rights to an innovative product portfolio with multiple growth catalysts, including GATTEX/REVESTIVE and NATPARA/NATPAR. The acquisition of Meritage Pharma provided global rights to SHP621, a Phase 3 ready asset for the treatment of adolescents and adults with EoE, a rare, chronic inflammatory GI disease. This builds upon the Company’s rare disease and GI commercial infrastructure and expertise. With the acquisition of Foresight, Shire acquired the global rights to SHP640 (topical ophthalmic drops combining 0.6% povidone iodine (PVP-I) and 0.1% dexamethasone), a therapy in late-stage development for the treatment of infectious conjunctivitis, an ocular surface condition commonly referred to as pink eye. This acquisition has a clear strategic fit with XIIDRA, which is approved in the U.S. for the treatment of the signs and symptoms of dry eye disease, and further demonstrates Shire’s commitment to building a leadership position in ophthalmics.

In 2017, Shire derived 34% (2016: 32%) of Product sales from outside of the U.S. Shire has ongoing commercialization and late-stage development activities, which are expected to further supplement the diversification of revenues in the future, including the following:

•	the launch of MYDAYIS in the U.S.;

•	continued launch of INTUNIV, REVESTIVE and ONIVYDE across Europe;

•	the approvals of NATPAR and ADYNOVI in the EU;

•	submission of SHP643 in the U.S.;

•	submission of CALPEG NDA for ALL in the U.S.;

•	submission of VONVENDI MAA in Europe; and

•	geographic expansion of XIIDRA with the recent approval in Canada and submissions in other key markets.

R&D

Shire's R&D efforts are focused on core therapeutic areas including Immunology, Hematology, Neuroscience, Internal Medicine, Genetic Diseases, Oncology and Ophthalmics. Shire concentrates its resources on obtaining regulatory approval for later stage pipeline products within these therapeutic areas and focuses its early stage research activities in rare diseases.

Evidence of the successful progression of the late stage pipeline can be seen in the granting of approval and associated launches of the Company’s products over the last three years. In this time, several products have received regulatory approval including: in the U.S., MYDAYIS in 2017, XIIDRA and CUVITRU in 2016, NATPARA and VYVANSE for BED in 2015; in the EU, ONIVYDE and CUVITRU in 2016, ELVANSE/TYVENSE for adults, INTUNIV for children and adolescents in 2015.

Shire’s management reviews direct costs for all R&D projects by development phase.

Shire’s R&D expenses in 2017 and 2016 include costs on programs in all stages of development. The following table summarizes the Company’s direct R&D spend categorized by development stage, based upon the development stage of each program for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
(In millions)	2017	2016
Early stage programs	$275.3	$325.7
Late stage programs	507.5	291.1
Currently marketed products	275.0	238.1
Total	$1,057.8	$854.9

Early stage programs also include pre-clinical and research programs. In addition to the above, the Company recorded R&D employee costs of $506.9 million in 2017 (2016: $431.9 million) and other indirect R&D costs of $198.6 million (2016: $153.0 million), comprising mainly of depreciation and up-front and milestone payments for in-licensed development projects.

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

In 2017, a generic version of the Company’s LIALDA product was launched, which led to lower sales of Shire’s LIALDA product compared to the period before loss of exclusivity. In 2017, a generic version of the Company’s FOSRENOL product was launched, which led to lower sales of FOSRENOL compared to the period before loss of exclusivity.

Shire is engaged in various legal proceedings with generic manufacturers. For information regarding current patent litigation, refer to Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Corporate Development

Shire focuses its corporate development activity on the acquisition and in-licensing of businesses, products or compounds that offer a strategic fit and have the potential to deliver demonstrable value to all of the Company’s stakeholders.

Results of operations for the years ended December 31, 2017 and 2016

Financial highlights for the year ended December 31, 2017 are as follows:

Revenues

•
Product sales increased 33% to $14,448.9 million (2016: $10,885.8 million), primarily driven by the inclusion of a full year of legacy Baxalta product sales, with strong sales from immunoglobulin therapies and bio therapeutics.

•
Royalties and other revenues increased 39% to $711.7 million (2016: $510.8 million), primarily due to the receipt of an upfront license fee and a full year of contract manufacturing revenue acquired with Baxalta.

Operating results

•
Operating income increased 155% to $2,455.2 million (2016: $962.9 million), primarily due to the inclusion of a full year of legacy Baxalta operating income and lower expense related to the unwind of inventory fair value adjustments, partially offset by higher amortization of acquired intangible assets.

Earnings per share (EPS)

•
Diluted earnings per American Depositary Share (ADS) increased to $14.05 (2016: $1.27). The increase is primarily due to a tax benefit in 2017 driven by U.S. tax reform, higher operating income, combined with lower discontinued operations losses related to the divested DERMAGRAFT business.

Cash flows

•
Net cash provided by operating activities increased 60% to $4,256.7 million (2016: $2,658.9 million), primarily due to the inclusion of a full year of legacy Baxalta operating cash flows and strong cash receipts from higher legacy Shire sales and operating profitability, partially offset by a payment associated with the settlement of the DERMAGRAFT litigation and higher interest payments. Also, 2016 net cash provided by operating activities was negatively impacted by a payment associated with the termination of a biosimilar collaboration acquired with Baxalta.

Total revenues

The following table provides an analysis of the Company’s total revenues by source. In 2017, Immunology includes HAE from Genetic Diseases; prior year amounts have been reclassified to conform with the current year presentation.

	Years ended December 31,		Product sales growth
(In millions)	2017	2016	%
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$2,236.6	$1,143.9	N/M
HEREDITARY ANGIOEDEMA	1,429.6	1,310.9	9%
BIO THERAPEUTICS	704.1	372.2	N/M
Immunology	4,370.3	2,827.0	N/M
HEMOPHILIA	2,957.3	1,789.0	N/M
INHIBITOR THERAPIES	828.3	451.8	N/M
Hematology	3,785.6	2,240.8	N/M
VYVANSE	2,161.1	2,013.9	7%
ADDERALL XR	348.0	363.8	(4)%
MYDAYIS	21.6	—	N/M
Other Neuroscience	133.4	112.8	18%
Neuroscience	2,664.1	2,490.5	7%
LIALDA/MEZAVANT	569.4	792.1	(28)%
GATTEX/REVESTIVE	335.5	219.4	53%
PENTASA	313.2	309.4	1%
NATPARA/NATPAR	147.4	85.3	73%
Other Internal Medicine	304.8	349.3	(13)%
Internal Medicine	1,670.3	1,755.5	(5)%
ELAPRASE	615.7	589.0	5%
REPLAGAL	472.1	452.4	4%
VPRIV	349.9	345.7	1%
Genetic Diseases	1,437.7	1,387.1	4%
Oncology	261.7	130.5	N/M
Ophthalmics	259.2	54.4	N/M
Total Product sales	14,448.9	10,885.8	33%
Royalties and other revenues
Royalties	448.4	382.6	17%
Other revenues	263.3	128.2	105%
Total royalties and other revenues	711.7	510.8	39%
Total revenues	$15,160.6	$11,396.6	33%
N/M: Consolidated results include Baxalta sales as of June 3, 2016, the date of acquisition, or partial year product launches; therefore, Product sales growth as a percentage is not meaningful.

Immunology

Immunology product sales, which now include HAE product sales, were $4,370.3 million in 2017 compared to $2,827.0 million in 2016, primarily driven by the inclusion of a full year of immunoglobulin therapies and bio therapeutics product sales following the acquisition of Baxalta in June 2016. Immunoglobulin and bio therapeutics reported total product sales of $2,940.7 million.

HAE product sales for the year ended December 31, 2017 increased to $1,429.6 million or 9% from $1,310.9 million in 2016, primarily driven by FIRAZYR, up 15% to $663.0 and CINRYZE up 3% to $699.3 million. During the third quarter of 2017, CINRYZE had a supply constraint caused by a manufacturing interruption at a third-party supplier. The issue was addressed and production resumed in the fourth quarter of 2017. On January 24, 2018, FDA granted approval for the technology transfer of CINRYZE drug product manufacturing process to the Vienna, Austria manufacturing site. The Company expects to start manufacturing CINRYZE drug product in-house in Vienna in the first quarter of 2018, providing an additional supply source to meet patient demand.

Hematology

Hematology, acquired with Baxalta in June 2016, included sales of recombinant and plasma-derived hemophilia products (primarily Factor VIII and Factor IX) and inhibitor therapies. Hematology product sales were $3,785.6 million in 2017 compared to $2,240.8 million in 2016, primarily driven by the inclusion of a full year of Hematology product sales following the acquisition of Baxalta.

Neuroscience

Neuroscience product sales for the year ended December 31, 2017 increased to $2,664.1 million, or 7%, from $2,490.5 million in 2016, with growth primarily driven by VYVANSE and the inclusion of MYDAYIS.

VYVANSE product sales for the year ended December 31, 2017 increased to $2,161.1 million, or 7%, from $2,013.9 million in 2016, due to the benefit of a price increase(1) taken since 2016, increased demand resulting from growth in the U.S. ADHD market and strong performance in the Company's international markets, partially offset by lower U.S. stocking.

MYDAYIS, which was made available to patients on August 28, 2017, contributed $21.6 million of product sales in 2017.

Information about litigation related to MYDAYIS can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Internal Medicine

Internal Medicine product sales for the year ended December 31, 2017 decreased to $1,670.3 million, or 5%, from $1,755.5 million in 2016, primarily driven by the impact of LIALDA generic competition, partially offset by growth from GATTEX/REVESTIVE and NATPARA.

LIALDA/MEZAVANT product sales decreased to $569.4 million, or 28%, for the year ended December 31, 2017 from $792.1 million in 2016, due to the impact of generic competition in 2017.

Information about litigation related to LIALDA can be found in ITEM 3: Legal Proceedings and Note 25, Legal and Other Proceedings, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

GATTEX/REVESTIVE and NATPARA/NATPAR product sales increased to $335.5 million, or 53%, and $147.4 million or 73%, respectively, for 2017, compared to product sales in 2016 primarily due to an increase in the numbers of patients on therapy and to a lesser extent, the benefit of price increases taken since 2016(1).

Genetic Diseases

Genetic Diseases product sales, which now excludes HAE product sales, for the year ended December 31, 2017 increased to $1,437.7 million, or 4%, from $1,387.1 million in 2016, primarily due to ELAPRASE and REPLAGAL, as both products benefited from an increase in the number of patients on therapy.

Oncology

Oncology, acquired with Baxalta in June 2016, reported product sales of $261.7 million for the year ended December 31, 2017 compared to $130.5 million for the year ended December 31, 2016. Oncology includes sales of ONCASPAR and ONIVYDE. ONIVYDE was approved in the EU on October 18, 2016.

Ophthalmics

Ophthalmic product sales relate to XIIDRA, which was made available to patients on August 29, 2016. XIIDRA product sales were $259.2 million for the year ended December 31, 2017 compared to $54.4 million for the year ended December 31, 2016.

(1) The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesale customers.

Royalties and other revenues

Royalties and other revenues increased to $711.7 million or 39% for the year ended December 31, 2017 from $510.8 million in 2016, primarily due to an upfront license fee received, a full year of contract manufacturing revenue acquired with Baxalta, increase in SENSIPAR royalties and an increase in royalty streams acquired with Dyax.

Cost of sales

Cost of sales increased by $884.3 million to $4,700.8 million for the year ended December 31, 2017 (31% of Total revenues) from $3,816.5 million in 2016 (33% of Total revenues), due to the inclusion of a full year of legacy Baxalta costs. The decrease in Cost of sales as a percentage of Total revenues for the year ended December 31, 2016 to December 31, 2017 is primarily due to the impact of lower expense related to the unwind of inventory fair value adjustments, partially offset by the inclusion of a full year of lower margin product franchises acquired with Baxalta.

For the year ended December 31, 2017, Cost of product sales included additional depreciation totaling $276.1 million (2016: $160.8 million), primarily due to the acquisition of Baxalta.

R&D

R&D expense increased by $323.5 million, or 22%, to $1,763.3 million for the year ended December 31, 2017 (12% of Total revenues) from $1,439.8 million in 2016 (13% of Total revenues), primarily due to the inclusion of a full year of legacy Baxalta costs.

R&D expense for the year ended December 31, 2017 included depreciation of $47.2 million (2016: $34.1 million).

SG&A

SG&A expense increased by $515.7 million, or 17%, to $3,530.9 million for the year ended December 31, 2017 (23% of Total revenues) from $3,015.2 million in 2016 (26% of Total revenues), primarily due to the inclusion of a full year of legacy Baxalta costs.

For the year ended December 31, 2017, SG&A expense included depreciation of $172.5 million (2016: $98.0 million).

Amortization of acquired intangible assets

For the year ended December 31, 2017, Shire recorded Amortization of acquired intangible assets of $1,768.4 million compared to $1,173.4 million in 2016. The increase of $595.0 million was primarily related to a full year of amortization of intangible assets acquired with Baxalta and the acceleration of CINRYZE amortization following positive SHP643 Phase 3 results.

Integration and acquisition costs

For the year ended December 31, 2017, Shire recorded Integration and acquisition costs of $894.5 million, primarily relating to the Baxalta acquisition. Costs included asset impairment charges, employee severance and expenses associated with facility consolidations.

For the year ended December 31, 2016, Shire recorded Integration and acquisition costs of $883.9 million, primarily relating to the Baxalta and Dyax acquisitions. Costs included employee severance, acceleration of stock compensation, third-party professional fees, contract terminations and other transaction-related fees.

Reorganization costs

For the year ended December 31, 2017, Shire recorded Reorganization costs of $47.9 million, primarily related to the closure of the Basingstoke, U.K. office.

For the year ended December 31, 2016, Shire recorded Reorganization costs of $121.4 million, primarily related to the closure of a facility at the Los Angeles, U.S. manufacturing site.

Other expense, net

Other expense, net increased by $85.0 million to $561.8 million for the year ended December 31, 2017 from $476.8 million in 2016, primarily due to a full year of interest expense incurred on borrowings used to fund the acquisition of Baxalta, reduced by repayments of borrowings and partially offset by lower amortization of one-time upfront borrowing costs for Baxalta and Dyax in 2017.

Taxation

The effective tax rate in 2017 was a tax credit of 125% (2016: tax credit of 26%). The effective tax rate in 2017 was lower due to the enactment of the U.S. Tax Cuts and Jobs Act (P.L. 115-97) (Tax Act), which was signed into law on December 22, 2017. Among the changes is a permanent reduction in the federal U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

As a result of the reduction in the U.S. corporate income tax rate, Shire revalued its net deferred tax positions for the year-ending December 31, 2017. This resulted in a decrease to the net deferred tax liability of approximately $2.5 billion, which was recorded as reduction to income tax expense for the fourth quarter of 2017. In addition, Shire has estimated an income tax liability of $621.7 million related to the transition tax which is applicable to certain non U.S. earnings previously untaxed in the U.S. The Company recorded a $90.1 million income tax expense related to the transition tax and reclassified a deferred tax liability which had been accrued for prior years’ unremitted earnings to income tax payable for the remaining amount. Shire continues to analyze the Tax Act to determine the full effects the new law will have on its financial statements and all amounts recorded in the 2017 financial statements are provisional in nature.

Discontinued operations

The gain from discontinued operations for the year ended December 31, 2017 was $18.0 million, net of taxes, primarily the return of funds previously held in escrow related to the acquisition of the DERMAGRAFT business. The loss from discontinued operations for the year ended December 31, 2016 was $276.1 million, net of tax benefit of $98.9 million, primarily due to the establishment of legal contingencies related to the divested DERMAGRAFT business.

Results of operations for the years to December 31, 2016 and 2015

Financial highlights for the year ended December 31, 2016 are as follows:

Revenues

•
Product sales increased by 78% to $10,885.8 million (2015: $6,099.9 million). This increase was primarily due to including $3,887.4 million of Baxalta product sales following the acquisition, and double digit growth of existing franchises, with Neuroscience up 13% and Internal Medicine up 17%. In addition, the Company launched XIIDRA in August 2016 and the Ophthalmology franchise contributed sales of $54.4 million.

•
Royalties and other revenues increased by 61% to $510.8 million, as the second half of 2016 benefited from additional revenue following the acquisition of Baxalta, primarily related to contract manufacturing activities.

Operating results

•
Operating income decreased by 32% to $962.9 million (2015: $1,419.5 million), primarily due to the impact of the acquisition of Baxalta, including higher amortization of inventory fair value adjustments and acquired intangible assets, combined with higher integration and acquisition costs, partially offset by lower impairment charges related to R&D programs.

Earnings per share (EPS)

•
Diluted earnings per ADS decreased by 81% to $1.27 (2015: $6.59). This decrease was primarily due to lower operating income resulting from the impact of the acquisition of Baxalta and higher integration and acquisition costs, combined with the impact of additional shares issued as consideration for the Baxalta transaction.

Cash flows

•
Net cash provided by operating activities increased by 14% to $2,658.9 million (2015: $2,337.0 million), primarily due to increased cash receipts from higher sales, partially offset by higher tax and interest payments, costs related to the Baxalta integration and a payment associated with the termination of a biosimilar collaboration assumed from the acquisition of Baxalta.

Total revenues

The following table provides an analysis of the Company’s Total revenues by source. In 2017, Immunology includes HAE from Genetic Diseases; prior year amounts have been reclassified to conform with the current year presentation.

	Years ended December 31,		Product sales growth
(In millions)	2016	2015	%
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$1,143.9	$—	N/M
HEREDITARY ANGIOEDEMA	1,310.9	1,062.7	23%
BIO THERAPEUTICS	372.2	—	N/M
Immunology	2,827.0	1,062.7	N/M
HEMOPHILIA	1,789.0	—	N/M
INHIBITOR THERAPIES	451.8	—	N/M
Hematology	2,240.8	—	N/M
VYVANSE	2,013.9	1,722.2	17%
ADDERALL XR	363.8	362.8	—%
Other Neuroscience	112.8	115.4	(2)%
Neuroscience	2,490.5	2,200.4	13%
LIALDA/MEZAVANT	792.1	684.4	16%
GATTEX/REVESTIVE	219.4	141.7	55%
PENTASA	309.4	305.8	1%
NATPARA/NATPAR	85.3	24.4	250%
Other Internal Medicine	349.3	344.3	1%
Internal Medicine	1,755.5	1,500.6	17%
ELAPRASE	589.0	552.6	7%
REPLAGAL	452.4	441.2	3%
VPRIV	345.7	342.4	1%
Genetic Diseases	1,387.1	1,336.2	4%
Oncology	130.5	—	N/M
Ophthalmics	54.4	—	N/M
Total Product sales	10,885.8	6,099.9	78%
Royalties and other revenues
Royalties	382.6	300.5	27%
Other revenues	128.2	16.3	687%
Total royalties and other revenues	510.8	316.8	61%
Total revenues	$11,396.6	$6,416.7	78%
N/M: Consolidated results include Baxalta sales as of June 3, 2016, the date of acquisition, or partial year product launches; therefore, Product sales growth as a percentage is not meaningful.

Immunology

Immunology product sales, which now include HAE product sales, were $2,827.0 million in 2016 compared to $1,062.7 million in 2015. Immunoglobulin therapies and bio therapeutics, acquired with Baxalta in June 2016, reported total product sales of $1,516.1 million.

HAE product sales for the year ended December 31, 2016 increased to $1,310.9 million or 23% from $1,062.7 million in 2015, primarily driven by increased demand for FIRAZYR and CINRYZE.

FIRAZYR product sales for the year ended December 31, 2016 increased to $578.5 million or 30% from $445.0 million in 2015, primarily due to an increase in the number of patients on therapy in both the U.S. and international markets. CINRYZE product sales for the year ended December 31, 2016 increased to $680.2 million or 10% from $617.7 million in 2015, as an increase in the number of patients on therapy was partially offset by reduced utilization as a result of a U.S. supply constraint during the second half of the year.

Hematology

Hematology, acquired with Baxalta in June 2016, included sales of recombinant and plasma-derived hemophilia products (primarily Factor VIII and Factor IX) and inhibitor therapies. Product sales for the year ended December 31, 2016 were $2,240.8 million.

Neuroscience

Neuroscience product sales for the year ended December 31, 2016 increased to $2,490.5 million, or 13%, from $2,200.4 million in 2015, with growth primarily driven by VYVANSE.

VYVANSE product sales for the year ended December 31, 2016 increased to $2,013.9 million, or 17%, from $1,722.2 million in 2015, due to prescription growth in the U.S. adult market, which includes ADHD and BED, and the benefit of price increases(1) taken since 2015 and growth in the Company's international markets.

Internal Medicine

Internal Medicine product sales for the year ended December 31, 2016 increased to $1,755.5 million, or 17%, from $1,500.6 million in 2015, primarily driven by sales growth from LIALDA/MEZAVANT, GATTEX/REVESTIVE and NATPARA.

LIALDA/MEZAVANT product sales increased to $792.1 million or 16% for the year ended December 31, 2016 from $684.4 million in 2015, primarily due to an increase in prescription demand, resulting in a U.S. market share of 40% at the end of 2016 (compared to 36% in 2015).

GATTEX/REVESTIVE and NATPARA product sales increased to $219.4 million or 55% and $85.3 million or 250%, respectively, for 2016, compared to product sales in 2015 primarily due to an increase in the numbers of patients on therapy.

Genetic Diseases

Genetic Diseases product sales, which now excludes HAE product sales, for the year ended December 31, 2016 increased to $1,387.1 million or 4% from $1,336.2 million in 2015, primarily driven by an increase in the number of patients on therapy for ELAPRASE and REPLAGAL.

ELAPRASE product sales for the year ended December 31, 2016 increased to $589.0 million, or 7%, from $552.6 million in 2015, primarily due to an increase in the number of patients on therapy and partially offset by the impact of foreign exchange.

Oncology

Oncology, acquired with Baxalta in June 2016, reported product sales of $130.5 million. Oncology includes sales of ONCASPAR and ONIVYDE. ONIVYDE was approved in the EU on October 18, 2016.

Ophthalmics

Ophthalmic product sales relate to XIIDRA, which was made available to patients on August 29, 2016. XIIDRA product sales were $54.4 million for the year ended December 31, 2016.

(1) The actual net effect of price increases on current period net sales compared to the comparative period is difficult to quantify due to the various managed care rebates, Medicaid discounts, other discount programs in which the Company participates and fee for service agreements with wholesale customers.

Royalties and other revenues

Royalties and other revenues increased to $510.8 million or 61% for the year ended December 31, 2016 from $316.8 million in 2015, primarily due to $99.0 million of contract manufacturing revenue from the acquisition of Baxalta.

Cost of product sales

Cost of product sales increased by $2,847.5 million, or 294%, to $3,816.5 million for the year ended December 31, 2016 (33% of Total revenues) from $969.0 million in 2015 (15% of Total revenues), primarily due to the impact of the unwind of inventory fair value adjustments in 2016 following the acquisitions of Baxalta and Dyax and, to a lesser extent, the impact of lower margin product franchises acquired with Baxalta. Cost of product sales included $1,118.0 million and $31.1 million of amortization of inventory fair value adjustments in 2016 and 2015, respectively.

For the year ended December 31, 2016, Cost of product sales included depreciation totaling $160.8 million (2015: $46.1 million). Depreciation increased primarily due to the acquisition of Baxalta.

R&D

R&D expense decreased by $124.2 million, or 8%, to $1,439.8 million for the year ended December 31, 2016 (13% of Total revenues) from $1,564.0 million in 2015 (24% of Total revenues), primarily due to lower IPR&D impairment charges in 2016 more than offset the increase in costs related to Baxalta and Dyax and costs related to licensing SHP647. R&D expense in 2015 included impairment charges of $467.0 million related to the SHP625 IPR&D intangible asset, due to a lower probability of regulatory approval following trial results and revised commercial potential, and $176.7 million related to the SHP608 IPR&D intangible asset, following preclinical toxicity findings. No significant impairment charges occurred in 2016.

R&D expense for the year ended December 31, 2016 included depreciation of $34.1 million (2015: $21.7 million).

SG&A

SG&A expense increased by $1,172.7 million, or 64%, to $3,015.2 million for the year ended December 31, 2016 (26% of Total revenues) from $1,842.5 million in 2015 (29% of Total revenues), primarily due to the inclusion of Baxalta related costs and XIIDRA launch and promotional costs.

For the year ended December 31, 2016, SG&A expense included depreciation of $98.0 million (2015: $70.7 million).

Amortization of acquired intangible assets

For the year ended December 31, 2016, Shire recorded Amortization of acquired intangible assets of $1,173.4 million compared to $498.7 million in 2015. The increase of $674.7 million was primarily related to amortization on the intangible assets acquired with the Baxalta and Dyax transactions.

Integration and acquisition costs

For the year ended December 31, 2016, Shire recorded Integration and acquisition costs of $883.9 million, primarily related to the Baxalta and Dyax transactions, which included severance and employee termination benefits.

In 2015, Shire recorded Integration and acquisition costs of $39.8 million, representing acquisition and integration costs of $189.7 million, primarily related to NPS, ViroPharma, Baxalta and Dyax. These costs were offset by a net credit of $149.9 million from the change in fair value of contingent consideration, primarily relating to SHP625 and SHP608.

Reorganization costs

For the year ended December 31, 2016, Shire recorded Reorganization costs of $121.4 million primarily related to the planned closure of a facility at the Los Angeles manufacturing site acquired with Baxalta in June 2016.
Reorganization costs of $97.9 million for the year ended December 31, 2015, primarily related to the relocation of roles from Pennsylvania to Massachusetts.

Other expense, net

Other expense, net increased by $443.1 million to $476.8 million for the year ended December 31, 2016 from $33.7 million in 2015, primarily due to higher interest expense and amortization of one-time borrowing costs, including the write off of certain financing costs related to the bridge facility for the acquisition of Baxalta. During the third quarter of 2016, the bridge facility was fully repaid with the proceeds from the $12.1 billion public debt offering.

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

Discontinued operations

The loss from discontinued operations for the year ended December 31, 2016 was $276.1 million, net of tax benefit of $98.8 million, primarily related to legal contingencies established in the second quarter of 2016, related to the divested DERMAGRAFT business. The loss from discontinued operations for the year ended December 31, 2015 was $34.1 million, net of tax, primarily related to a change in estimate for abandoned facilities charges.

Financial Condition as of December 31, 2017 and 2016

Cash and cash equivalents

Cash and cash equivalents decreased by $56.4 million to $472.4 million as of December 31, 2017 (2016: $528.8 million), primarily due to $4,256.7 million of net cash provided by operating activities offset by PP&E purchases of $798.8 million, net repayments of debt of $3,444.7 million and a dividend payment of $281.3 million.

Accounts receivable, net

Accounts receivable, net increased by $393.3 million to $3,009.8 million as of December 31, 2017 (2016: $2,616.5 million), primarily due to higher revenue and timing of collections.

Inventories

Inventories decreased by $270.8 million to $3,291.5 million as of December 31, 2017 (2016: $3,562.3 million), primarily due to the unwind of inventory fair value adjustments related to the acquisition of Baxalta, which was partially offset by increased inventory levels to support higher expected demand for XIIDRA.

Goodwill

Goodwill increased by $1,943.5 million to $19,831.7 million as of December 31, 2017 (2016: $17,888.2 million), primarily due to finalization of purchase accounting related to the acquisition of Baxalta and the impact of currency translation adjustments.

Intangible assets, net

Intangible assets, net decreased by $1,651.4 million to $33,046.1 million as of December 31, 2017 (2016: $34,697.5 million), primarily due to amortization of $1,768.4 million as well as finalization of purchase accounting related to the acquisition of Baxalta, partially offset by the impact of currency translation adjustments.

Accounts payable and accrued expenses

Accounts payable and accrued expenses decreased by $127.9 million to $4,184.5 million as of December 31, 2017 (2016: $4,312.4 million), primarily related to the settlement of legal contingencies related to the divested DERMAGRAFT business, partially offset by increases in accrued rebates and managed care reserves.

Short and long term borrowings and capital leases

Short and long term borrowings and capital leases decreased by $3,426.7 million to $19,541.1 million as of December 31, 2017 (2016: $22,967.8 million), primarily related to the repayments of borrowings under the November 2015 Facilities Agreement of $3,800.0 million, partially offset by an increase in short term borrowings under the Revolving Credit Facilities Agreement of $360.0 million.

Other current liabilities

Other current liabilities increased by $545.9 million to $908.8 million as of December 31, 2017 (2016: $362.9 million), primarily due to a reclassification of the fair value of contingent consideration payable primarily associated with the SHP643 (lanadelumab) IPR&D intangible asset acquired with the acquisition of Dyax from Other non-current liabilities to Other current liabilities, as well as an increase in the fair value of the contingent consideration payable during the year.

Non-current deferred tax liabilities

Non-current deferred tax liabilities decreased by $3,574.5 million to $4,748.2 million as of December 31, 2017 (2016: $8,322.7 million), primarily due to a decrease in the U.S. corporate tax rate as well as finalization of the purchase accounting for the deferred tax liabilities arising from intangible assets acquired with Baxalta.

Other non-current liabilities

Other non-current liabilities increased by $76.3 million to $2,197.9 million as of December 31, 2017 (2016: $2,121.6 million), primarily due to an increase in income tax payable offset by a reclassification of the fair value of contingent consideration payable primarily associated with the SHP643 (lanadelumab) IPR&D intangible asset acquired with the acquisition of Dyax from Other non-current liabilities to Other current liabilities.

Liquidity and Capital Resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in Product sales; competitive and technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on business combinations, in-licenses and collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Benefit Trust (EBT) of Shire shares in the market to satisfy awards granted under Shire’s employee share plans; the timing and qualification of its refinancing obligations; and the amount of cash generated from sales of Shire’s products and royalty receipts.

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

Shire’s Consolidated Balance Sheets included $472.4 million of Cash and cash equivalents as of December 31, 2017.

Shire has a revolving credit facility (RCF) of $2.1 billion which matures in 2021, $810.0 million of which was utilized as of December 31, 2017. The RCF incorporates a $250 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of December 31, 2017, $1.2 billion of this term loan facility was outstanding. The facility matures on November 2, 2018.

In connection with the acquisition of Baxalta, Shire assumed $5.0 billion of unsecured senior notes previously issued by Baxalta, of which $750.0 million is due within the next twelve months and issued $12.1 billion of unsecured senior notes in September 2016, of which none are due for repayment in the next twelve months.

The details of these debt agreements are described below and in Note 17, Borrowings and Capital Leases, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of December 31, 2017, these lines of credit were not utilized.

The Company may also engage in financing activities from time to time, including accessing the debt or equity capital markets.

SAIIDAC Notes

On September 23, 2016, SAIIDAC, issued senior notes with a total aggregate principal value of $12.1 billion (SAIIDAC Notes), guaranteed by Shire plc and by Baxalta. SAIIDAC used the net proceeds to fully repay amounts outstanding under the January 2016 Facilities Agreement (discussed below), which was used to finance the cash consideration payable related to the Company’s acquisition of Baxalta. Below is a summary of the SAIIDAC Notes as of December 31, 2017:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate	Carrying amount as of December 31, 2017
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	$3,291.9
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,286.4
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,489.5
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,982.4
	$12,100.0			$12,050.2

The costs and discount associated with this offering of $49.8 million have been recorded as a reduction to the carrying amount of the debt on the Consolidated Balance Sheets. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the Baxalta acquisition (Baxalta Notes). Below is a summary of the Baxalta Notes as of December 31, 2017:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate	Carrying amount as of December 31, 2017
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	2.60%	$373.9
Fixed-rate notes due 2018	375.0	2.000%	2.00%	374.9
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,001.3
Fixed-rate notes due 2022	500.0	3.600%	3.30%	506.8
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,770.2
Fixed-rate notes due 2045	1,000.0	5.250%	5.10%	1,030.6
Total Baxalta Notes	$5,000.0			$5,057.7

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement with a number of financial institutions. Shire plc and SAIIDAC are able to borrow under the RCF; Shire plc, SAIIDAC and Baxalta are guarantors under the RCF. As of December 31, 2017 SAIIDAC utilized $810.0 million of the RCF.

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

Shire also will pay (i) a commitment fee equal to 35% of the applicable margin on available commitments under the RCF for the availability period applicable thereto and (ii) a utilization fee equal to (a) 0.10% per year of the aggregate of all outstanding loans up to an aggregate base currency amount equal to $700.0 million, (b) 0.15% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $700.0 million but is equal to or less than $1,400.0 million and (c) 0.30% per year of the amount by which the aggregate base currency amount of all outstanding loans exceeds $1,400.0 million.

The RCF includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently-ended 12-month relevant period (each as defined in the RCF) must not, at any time, exceed 3.5:1 except that, following an acquisition fulfilling certain criteria, Shire may elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed and (ii) ratio of EBITDA to Net Interest for the most recently-ended 12-month relevant period (each as defined in the RCF) must not be less than 4.0:1. Shire elected to increase the Net Debt to EBITDA ratio in connection with the period ending June 30, 2016, following the completion of the acquisition of Baxalta during the period. The final relevant period ended June 2017.

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

Term Loan Facilities Agreement

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement with various financial institutions (November 2015 Facilities Agreement). Shire plc, SAIIDAC and Baxalta are guarantors under the November 2015 Facilities Agreement. SAIIDAC is the borrower under the November 2015 Facilities Agreement. The November 2015 Facilities Agreement comprises three credit facilities: (i) a $1.0 billion term loan facility of which, following the exercise of the one year extension option in the amount of $400.0 million, $600.0 million matured and was repaid on November 2, 2016 and $400.0 million was repaid on July 31, 2017 (November 2015 Facility A), (ii) a $2.2 billion amortizing term loan facility which was fully paid during 2017 (November 2015 Facility B) and (iii) a $2.4 billion amortizing term loan facility which matures on November 2, 2018 (November 2015 Facility C), of which $1.2 billion remains outstanding as of December 31, 2017.

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

The November 2015 Facilities Agreement includes customary representations and warranties, covenants and events of default, including requirements that Shire’s (i) ratio of Net Debt to EBITDA in respect of the most recently ended 12-month relevant period, (each as defined in the November 2015 Facilities Agreement), must not, at any time, exceed 3.5:1, except that following an acquisition fulfilling certain criteria, Shire may elect to increase this ratio to (a) 5.5:1 for the relevant period in which the acquisition was completed, (b) 5.0:1 in respect of the first relevant period following the relevant period in which the acquisition was completed, and (c) 4.5:1 in respect of the second relevant period following the relevant period in which the acquisition was completed and (ii) ratio of EBITDA to Net Interest in respect of the most recently ended 12 month relevant period, (each as defined in the November 2015 Facilities Agreement), must not be less than 4.0:1. Shire elected to increase the Net Debt to EBITDA ratio in connection with the period ending June 30, 2016, following the completion of the acquisition of Baxalta during the period. The final relevant period ended June 2017.

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

January 2016 Facilities Agreement

On January 11, 2016, Shire (as original guarantor and original borrower), entered into an $18.0 billion bridge facilities agreement with various financial institutions (January 2016 Facilities Agreement). The January 2016 Facilities Agreement comprised two credit facilities: (i) a $13.0 billion term loan facility originally maturing on January 11, 2017 (January 2016 Facility A) and (ii) a $5.0 billion revolving loan facility originally maturing on January 11, 2017 (January 2016 Facility B). On April 1, 2016, SAIIDAC became an additional borrower and additional guarantor under the January 2016 Facilities Agreement. The January 2016 Facility A was fully repaid in September 2016. The January 2016 Facility B was canceled effective July 11, 2016, in accordance with its terms.

Short-term uncommitted lines of credit (Credit lines)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of December 31, 2017, these Credit lines were not utilized.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents, and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, debt repayments and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF and through new borrowings (including issuances of debt securities) or the issuance of new equity, if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net cash (excluding restricted cash):

	As of December 31,
(In millions)	2017	2016
Cash and cash equivalents	$472.4	$528.8
Long term borrowings (excluding capital leases)	(16,410.7)	(19,552.6)
Short term borrowings (excluding capital leases)	(2,781.2)	(3,061.6)
Capital leases	(349.2)	(353.6)
Total debt	(19,541.1)	(22,967.8)
Net debt	$(19,068.7)	$(22,439.0)

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

Cash flow activity

Net cash provided by operating activities for the year ended December 31, 2017 increased 60% to $4,256.7 million (2016: $2,658.9 million), primarily due to inclusion of a full year of Baxalta operating cash flows, increased cash receipts from higher sales and operating profitability, partially offset by a payment of $351.6 million associated with the settlement of the DERMAGRAFT litigation and higher interest payments.

Net cash provided by operating activities for the year ended December 31, 2016 increased 14% to $2,658.9 million (2015: $2,337.0 million), primarily due to increased cash receipts from higher sales, partially offset by higher tax and interest payments, costs related to the Baxalta integration and a payment associated with the termination of a biosimilar collaboration acquired with Baxalta.

Net cash used in investing activities was $700.9 million for the year ended December 31, 2017, primarily related to purchase of $798.8 million of PP&E due to continued investments in manufacturing operations, offset by $88.6 million of proceeds from the sale of investments.

Net cash used in investing activities was $18,092.2 million for the year ended December 31, 2016, primarily related to the cash paid for the acquisitions of Baxalta ($12,366.7 million, less cash acquired of $583.2 million) and Dyax ($5,934.0 million, less cash acquired of $241.2 million). The Company's investing activities also included the purchase of $648.7 million of PP&E due to the continued investment in manufacturing operations.

Net cash used in financing activities was $3,619.3 million for the year ended December 31, 2017, principally due to repayments of November Facilities of $3,800.0 million and dividend payments of $281.3 million, offset by monies borrowed under the RCF of $360.0 million and proceeds from the issuance of stock and share-based compensation arrangements of $134.1 million.

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

Outstanding Letters of credit

As of December 31, 2017, the Company had irrevocable standby letters of credit and guarantees with various banks totaling $224.8 million, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Cash Requirements

As of December 31, 2017, the Company’s cash requirements for current and non-current liabilities reflected on the Consolidated Balance Sheets and other contractual obligations were as follows:

	Payments due by period
		Less than			More than
(In millions)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Borrowings and capital lease obligations	$23,626.5	$3,330.5	$5,294.7	$4,555.0	$10,446.3
Operating leases obligations	1,579.7	188.5	320.0	275.4	795.8
Purchase obligations	3,946.6	2,113.4	1,501.4	281.1	50.7
Other non-current liabilities	1,077.6	—	473.9	323.9	279.8
Total	$30,230.4	$5,632.4	$7,590.0	$5,435.4	$11,572.6

•
Calculations of expected interest payments incorporate current period assumptions for interest rates, foreign currency translation rates and hedging strategies (refer to Note 15, Financial Instruments to these Consolidated Financial Statements), and assume that interest is accrued through the maturity date or expiration of the related instrument.

•	The Company leases certain land, facilities, motor vehicles and certain equipment under operating leases expiring through 2033.

•
Purchase obligations include agreements to purchase goods, investments or services (including clinical trials, contract manufacturing and capital equipment), and open purchase orders, that are enforceable and legally binding and that specify all significant terms. Shire expects to fund these commitments with cash flows from operating activities.

•	Unrecognized tax benefits and associated interest and penalties of $143.8 million are included within payments due in one to three years.

The following items have been excluded from the table above:

•
Cash outflows related to the assumed pension and other post-employment benefit plans, in which timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations and other variables.

•
In connection with the Company's acquisitions, the Company recorded contingent consideration liabilities related to development, regulatory and commercial milestones and royalty payments. These liabilities were recorded at fair value on the respective acquisition dates and revalued each reporting period. The Company may pay up to approximately $2.7 billion, which excludes royalty related payments, upon achieving clinical, regulatory and commercialization milestones. For additional information, see Note 14, Fair Value Measurement.

•
Milestone payments to third parties upon the achievement of development, regulatory and commercial milestones, as well as potential royalty payments, associated with in-licensing and collaboration agreements. Potential future milestone payments associated with these arrangements was approximately $5.5 billion, which excludes potential royalty payments. For additional information, see Note 4, Collaborative and Other Licensing Arrangements

•
Milestone payments related with collaboration agreements that become payable only if the Company chooses to exercise one or more of its options and potential contingent payments associated with R&D costs that may be funded by collaboration partners in the future.

•	An unfunded commitment of $48.9 million as a limited partner in multiple investment companies, in which the timing of future payments is uncertain.

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

Accumulated foreign currency translation differences of $1,279.6 million are reported within Accumulated other comprehensive income as of December 31, 2017. Foreign exchange losses for the year ended December 31, 2017 of $97.3 million are reported in the Consolidated Statements of Operations.

As of December 31, 2017, the Company had outstanding foreign exchange swap and forward contracts that manage the currency risk associated with intercompany transactions. For further information, see ITEM 7A: Quantitative and qualitative disclosures about market risk in this Annual Report on Form 10-K. As of December 31, 2017 the fair value of these contracts was a net asset of $11.4 million. For the year ended December 31, 2017, net gains on foreign exchange swaps and forwards of $93.6 million are reported in the Consolidated Statements of Operations.

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

Critical accounting estimates

The preparation of Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and SEC regulations, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Related Allowances

a.	Product Revenue

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

c.	Sales Deductions

Sales deductions consist primarily of statutory rebates to State Medicaid and other government agencies; Medicare Part D rebates; commercial rebates and fees to Managed Care Organizations (MCOs), Group Purchasing Organizations (GPOs), distributors and specialty pharmacies; product returns; sales discounts (including trade discounts); distribution service fees; wholesaler chargebacks; and allowances for coupon and patient assistance programs. These deductions are recorded as reductions to revenue in the same period as the related sales are recognized. Reserves are based on estimates of the amounts earned or to be claimed on the related sales. Estimates are based on the Company’s historical experience of existing or similar programs, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Additionally, certain rebates are based on annual purchase volumes which are not known until completion of the annual period on which they are based. As a result, the Company estimates the accruals and related reserves required for amounts payable under these programs.

If actual results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Aggregate reserves for Medicaid and MCO rebates as of December 31, 2017, 2016 and 2015 were $1,612.7 million, $1,431.3 million and $982.4 million or 11%, 13% and 16%, respectively, of Product sales. Historically, actual rebates have not varied significantly from the reserves provided.

d.	Product Returns

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

As of December 31, 2017, 2016 and 2015, reserves for product returns were $175.7 million, $118.4 million, and $128.3 million or 1.2%, 1.1% and 2.1%, respectively, of Product sales. Historically, actual returns have not varied significantly from the reserves provided.

Valuation of intangible assets, including In-process Research and Development (IPR&D)

In conjunction with the accounting for business combinations, the Company recorded intangible assets primarily related to commercially marketed products and IPR&D projects. The Company has intangible assets of $33,046.1 million as of December 31, 2017 and $34,697.5 million as of December 31, 2016.

If the Company acquires an asset or group of assets that do not meet the definition of a business under applicable accounting standards, the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to Research and development expense as they are incurred.

The identifiable intangible assets are measured at their respective fair values as of the acquisition date. When significant identifiable intangible assets are acquired, the Company engages an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations and the models used in valuing these intangible assets require the use of significant estimates and assumptions including but not limited to:

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

Impairment and Amortization of Long-lived Assets, including intangible assets

Long-lived assets to be held and used include intangible assets and PP&E. PP&E and Intangible assets related to the Company’s commercially marketed products are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management reviews intangible assets related to IPR&D product rights for impairment annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When performing the impairment assessment, management calculates the fair value of the intangible assets using the same methodology as described above under "Valuation of intangible assets, including In-process Research and Development (IPR&D)." For PP&E, the Company uses a variety of methodologies to determine the fair value, including appraisals and discounted cash flow models, which estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of long lived assets exceeds its fair value, then the asset is written-down to its fair value.

Intangible assets related to commercially marketed products are amortized over their estimated useful lives on an economic consumption method, or a straight-line basis when straight-line method approximates economic consumption method. Intangible assets related to IPR&D product rights are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization.

If IPR&D projects are not successfully developed and/or the value of the commercially marketed products becomes impaired, fail during development, are abandoned or subject to significant delay or do not receive the relevant regulatory approvals, the Company may not realize the future cash flows that it has estimated nor recover the value of the initial or subsequent R&D investments made subsequent to acquisition of the asset project. If such circumstances occur, the Company’s future operating results could be materially adversely impacted.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company has $19,831.7 million and $17,888.2 million of goodwill as of December 31, 2017 and 2016, respectively, as a result of accounting for business combinations using the acquisition method of accounting.

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

The Company completed its annual impairment test in the fourth quarters of 2017, 2016 and 2015, respectively, and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of the reporting unit, which includes goodwill, was significantly in excess of the carrying value of the reporting unit.

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

The Company has significant deferred tax assets due to various tax attributes, including net operating losses (NOLs) and tax credits from Research and Development activities principally in the Republic of Ireland, the U.S., Switzerland, Belgium and Germany. The realization of these assets is not assured and is dependent on various factors. Management is required to exercise judgment in determining whether it is more likely than not that it would realize these deferred tax assets. In assessing the need for a valuation allowance, management weighs all available positive and negative evidence including cumulative losses in recent years, expectations of future taxable income, carry forward and carry back potential under relevant tax law, expiration period of tax attributes, taxable temporary differences, and prudent and feasible tax-planning strategies. A valuation allowance is established where there is an expectation that on the balance of probabilities management considers it is more likely than not that the relevant deferred tax assets will not be realized. If actual events differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could significantly impact the Company’s financial condition and results of operations.

Litigation and legal proceedings

The Company has a number of lawsuits pending. The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. Estimates of losses may be developed substantially before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. In instances where the Company is unable to develop a reasonable estimate of loss, no loss contingency provision is recorded at that time; however, disclosure would be made if the loss contingency is at least reasonably possible to occur. These estimates are reviewed quarterly and changed when expectations are revised. An outcome that deviates from the Company’s estimate may result in an additional expense (or credit) in a future accounting period. As of December 31, 2017, provisions for litigation losses, insurance claims and other disputes totaled $76.2 million (2016: $415.0 million).

Contingent consideration payable

The fair value of the Company’s contingent consideration payable as of December 31, 2017 was $1,168.2 million (2016: $1,058.0 million).

Contingent consideration payable represents future milestones and royalties the Company may be required to pay in conjunction with various business combinations. The amounts ultimately payable by the Company are dependent upon the successful achievement of the relevant milestones and future net sales of the relevant products over the life of the milestone or royalty term, respectively.

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

Pension and other postemployment benefit (OPEB) plans

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

Selecting assumptions involves an analysis of both short-term and long-term historical trends and known economic and market conditions at the time of the measurement date. The use of different assumptions would result in different measures of the funded status and net cost. Actual results in the future could differ from expected results. A 50 basis points decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $6.5 million and an increase in the benefit obligation of approximately $108.2 million. A 50 basis points increase in the discount rate would result in an annual decrease in pension and other postretirement benefit expense of approximately $7.3 million and an decrease in the benefit obligation of approximately $93.8 million The Company’s key assumptions are listed in Note 19,Retirement and Other Benefit Programs, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

Restructuring costs

The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Severance and other related costs are reflected in the Consolidated Statements of Operations as a component of Reorganization costs or Integration and acquisition costs. Actual results may differ from these estimates.

Recent accounting pronouncements update

Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on the Company’s financial condition, results of operations and cash flows.

Financial Information Relating to the New Shire IAS Trust

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

For the year ended December 31, 2017, the IAS Trust recorded income before tax of $245.6 million (2016: $150.6 million, 2015: $127.7 million). This income reflected dividends received on the Income Access Share.

As of December 31, 2017, the IAS Trust had total equity of $nil. In future periods, to the extent that dividends are unclaimed on the expiry of dividend checks, or to the extent they are returned unpresented, the IAS Trust will record a liability for these unclaimed dividends.

The movements in cash and cash equivalents of the IAS Trust consist of dividends received on the Income Access Share (2017: $245.6 million, 2016: $150.6 million, 2015: $127.7 million), and distributions made on behalf of Shire to shareholders (2017: $245.6 million, 2016: $150.6 million; 2015: $127.7 million).

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

Interest rate risk

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For details refer to Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company is also exposed to interest rate risk on its restricted cash, cash and cash equivalents and on foreign exchange contracts on which interest is set at floating rates. As the Company maintains all of its cash, liquid investments and foreign exchange contracts on a short-term basis for liquidity purposes, this risk is not actively managed. For the year ended December 31, 2017, the average interest rate received on cash and liquid investments was less than 1.0% per annum. These cash and liquid investments were primarily invested in U.S. dollar term deposits with banks and money market and liquidity funds or held as cash on account.

As of December 31, 2017, Shire estimates that a hypothetical increase and decrease of 100 basis points in interest rates would increase and decrease net interest costs on borrowings by approximately $30.0 million during 2018, and decrease and increase the fair value of long term interest rate sensitive instruments by approximately $870.7 million and $956.4 million, respectively, during the same period.

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
Translational foreign exchange exposure arises on the translation into U.S. dollars of the financial statements of non-U.S. dollar functional subsidiaries. For details refer to Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Foreign exchange risk sensitivity

The following exchange rate sensitivity analysis summarizes the sensitivity of the Company’s reported revenues and net income to hypothetical changes in the average annual exchange rates of the Euro, Pound sterling and Swiss franc against the U.S. dollar, (assuming a hypothetical 10% strengthening of the U.S. dollar against each of the aforementioned currencies in the year ended December 31, 2017):

(In millions)	Reduction in revenues	Reduction in net income
Euro	$(221.3)	$(38.7)
Pound sterling	(31.0)	(7.5)
Swiss franc	(8.3)	(2.1)

A 10% weakening of the U.S. dollar against the aforementioned currencies would have an equal and opposite effect.

For more detail of foreign exchange forward contracts, refer to Note 15, Financial Instruments, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

The Company’s revenues from Product sales in the U.S. are mainly governed by agreements with major pharmaceutical wholesalers and relationships with other pharmaceutical distributors and retail pharmacy chains. For the year ended December 31, 2017, there were three customers in the U.S. that accounted for 26% of the Company’s Product sales. Such customers typically have significant cash resources and as such the risk from concentration of credit is considered acceptable. The Company has taken positive steps to manage any credit risk associated with these transactions and operates clearly defined credit evaluation procedures. However, an inability of one or more of these wholesalers to honor their debts to the Company could have an adverse effect on the Company’s financial condition and results of operations.

A substantial portion of the Company’s accounts receivable in countries outside of the U.S. is derived from Product sales to government-owned or government-supported healthcare providers. The Company’s recovery of these accounts receivable is therefore dependent upon the financial stability and creditworthiness of the relevant governments. In recent years global and national economic conditions have negatively affected the growth, creditworthiness and general economic condition of certain markets in which the Company operates. As a result, in some countries outside of the U.S., specifically, Argentina, Brazil, Greece, Italy, Portugal and Spain, the Company is experiencing delays in the remittance of receivables due from government-owned or government-supported healthcare providers. Of those, the only significant accounts receivable as of December 31, 2017 is $91.5 million from Brazil.

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

None.

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (including those applicable to the Income Access Share Trust) (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting (including those applicable to the Income Access Share Trust) as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework issued in 2013 (2013 COSO Framework). Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Shire’s internal control over financial reporting in the fourth quarter of 2017 that have or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors, Executive Officers and Corporate Governance

Directors of the Company

Name	Age	Position
Susan Kilsby	59	Non-Executive Chairman
Flemming Ornskov, MD, MPH	60	Chief Executive Officer (CEO)
William Burns	70	Senior Independent Director
Dominic Blakemore	48	Non-Executive Director
Olivier Bohuon	59	Non-Executive Director
Ian Clark	57	Non-Executive Director
Gail Fosler	70	Non-Executive Director
Steven Gillis, PhD	64	Non-Executive Director
David Ginsburg, MD	65	Non-Executive Director
Sara Mathew	62	Non-Executive Director
Anne Minto OBE	64	Non-Executive Director
Albert Stroucken	70	Non-Executive Director

Proposed Directors of the Company

Name	Age	Position
Thomas Dittrich	54	Chief Financial Officer (CFO) (scheduled to join the Board on March 19, 2018)

Former Directors of the Company

Name	Age	Position
Jeffrey Poulton	50	CFO (stepped down on December 31, 2017)

Executive Officers of the Company

Name	Age	Position
Flemming Ornskov, MD, MPH	60	CEO
Andreas Busch, PhD	54	Head of Research and Development and Chief Scientific Officer (joined the Executive Committee on January 1, 2018)
Joanne Cordeiro	60	Chief Human Resources Officer (joined the Executive Committee on August 21, 2017)
William Mordan	48	General Counsel and Company Secretary
Perry Sternberg	49	Head of U.S. Commercial
Kim Stratton	55	Head of International Commercial
Matthew Walker	54	Head of Technical Operations

Proposed Executive Officers of the Company

Name	Age	Position
Thomas Dittrich	54	CFO (scheduled to be appointed on March 19, 2018)

Former Executive Officers of the Company

Name	Age	Position
Ginger Gregory	50	Chief Human Resources Officer (stepped down on March 5, 2017)
Philip Vickers, PhD	58	Head of Research and Development (stepped down on June 30, 2017)
Jeffrey Poulton	50	CFO (stepped down on December 31, 2017)

For the purposes of the NASDAQ corporate governance rules, the independent directors are Susan Kilsby, William Burns, Dominic Blakemore, Olivier Bohuon, Ian Clark, Gail Fosler, Steven Gillis, PhD, David Ginsburg, MD, Sara Mathew, Anne Minto OBE and Albert Stroucken. There is no family relationship between or among any of the directors or executive officers.

Non-Executive Directors are appointed by the Board ordinarily for a term of two years, subject to reappointment by the Board. In addition, in accordance with the UK Corporate Governance Code issued by the UK Financial Reporting Council in April 2016 (UK Governance Code), the Company’s Directors, including Non-Executive Directors, are subject to annual re-election by shareholders.

The current terms of the Non-Executive Directors are set out below:

Name	Date of term expiration
Susan Kilsby	April 28, 2018
William Burns	April 24, 2018
Dominic Blakemore	April 24, 2018
Olivier Bohuon	June 30, 2019
Ian Clark	January 2, 2019
Gail Fosler	June 2, 2018
Steven Gillis, PhD	September 30, 2018
David Ginsburg, MD	February 12, 2020
Sara Mathew	August 31, 2019
Anne Minto OBE	April 24, 2018
Albert Stroucken	June 2, 2018

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

Flemming Ornskov, MD, MPH
Chief Executive Officer

Dr. Ornskov was appointed to the Board on January 2, 2013, serving as Chief Executive Officer Designate prior to his appointment as Chief Executive Officer on April 30, 2013. Dr. Ornskov brings to his role his operational and medical knowledge and his extensive international, strategic and operational experience in the pharmaceutical sector. He is currently a Non-Executive Director of the Swiss-American Chamber of Commerce and Waters Corporation, having formerly held the positions of Non-Executive Chairman of Evotec AG and Non-Executive Director of PCI Biotech Holding ASA. From 2010 to 2012 he was Chief Marketing Officer and Global Head, Strategic Marketing for General and Specialty Medicine at Bayer. From 2008 to 2010 Dr. Ornskov served as Global President, Pharmaceuticals and OTC at Bausch & Lomb, Inc. He also served as Chairman, and later as President and Chief Executive Officer, of Life-Cycle Pharma A/S from 2006 to 2008, and as President and Chief Executive Officer of Ikaria, Inc. from 2005 to 2006. Earlier in his pharmaceutical career Dr. Ornskov held roles of increasing responsibility at Merck & Co., Inc. and Novartis AG, following a distinguished period spent in hospitals and academic medicine. Dr. Ornskov received his MD from the University of Copenhagen, his MBA from INSEAD and his Master of Public Health from Harvard University.

Thomas Dittrich
Proposed Chief Financial Officer

Mr. Dittrich is expected to join the Board on March 19, 2018, to serve as Chief Financial Officer, and will bring to his role his finance and leadership experience. He previously served as Chief Financial Officer and a member of the Executive Committee at Sulzer Ltd. Mr. Dittrich joined Sulzer in August 2014, serving as Chief Executive Officer ad interim between August 2015 and December 2015. Prior to joining Sulzer, he served as Vice President, Finance Corporate Planning and Chief Accounting Officer of Amgen Inc. between 2010 and 2014. Between 2006 and 2010, Mr. Dittrich was Vice President, Finance and Chief Financial Officer of Amgen International. He also spent eight years with Dell where he held various finance and general manager roles. Earlier in his career, Mr. Dittrich worked at Booz & Co and Helbing Management Consulting AG in operational and merger and acquisition roles, respectively. He holds a Master of Science in Finance, Accounting and Business Administration from the University of St. Gallen and a Master of Science in Mechanical Engineering from the Technical University Munich.

William Burns
Senior Independent Director

Mr. Burns was appointed to the Board on March 15, 2010, and was appointed Senior Independent Director on April 28, 2016. He will retire from the Board with effect from the conclusion of the 2018 Annual General Meeting. Mr. Burns is a member of the Nomination & Governance Committee, the Remuneration Committee and the Science & Technology Committee. Mr. Burns brings to the Board extensive international R&D, commercial, business development and operational experience in the pharmaceutical sector. He is Vice Chairman of Vestergaard Frandsen and Mesoblast Limited and holds the positions of Vice Chairman and Director at Molecular Partners. In addition, he holds positions at Wellcome Trust, the Institute of Cancer Research and the University of Cologne/Bonn Center for Integrated Oncology. Mr. Burns worked for Roche from 1986 until 2009; most recently holding the position of CEO of its pharmaceuticals division and serving as a member of the Roche Group Corporate Executive Committee. Mr. Burns is a former Non-Executive Director of Roche Holding AG and Chugai Pharmaceutical Co, Ltd and former Chairman of Biotie Therapies Corp. He holds a BA (Hons) in Business Economics from the University of Strathclyde.

Dominic Blakemore
Non-Executive Director

Mr. Blakemore was appointed to the Board on January 1, 2014. He is a member of the Audit, Compliance & Risk Committee and Remuneration Committee. He will retire from the Board with effect from the conclusion of the 2018 Annual General Meeting. Mr. Blakemore brings to the Board strategic and financial experience as Chief Executive Officer at Compass Group PLC, having previously served as Deputy Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Mr. Blakemore is member of the Academic Council of University College London. He has also held the positions of Chief Financial Officer at Iglo Foods Group and European Finance & Strategy Director, Corporate Finance Director, and Group Financial Controller at Cadbury plc. Earlier in his career, he worked at PricewaterhouseCoopers where he advised pharmaceutical sector clients.

Olivier Bohuon
Non-Executive Director

Mr. Bohuon was appointed to the Board on July 1, 2015, and is a member of the Remuneration Committee and the Nomination & Governance Committee. He is to be appointed Senior Independent Director with effect from the conclusion of the 2018 Annual General Meeting. He brings to the Board his extensive international business and leadership experience gained through roles held in pharmaceutical and healthcare companies across Europe, the Middle East and the US. Mr. Bohuon currently holds the positions of Chief Executive Officer at Smith & Nephew plc, Non-Executive Director at Biotech Promise and Non-Executive Director at Virbac SA, having previously served as Chief Executive Officer and President of Pierre Fabre Group and as President of Abbott Pharmaceuticals; a division of US-based Abbott Laboratories. He has also held diverse commercial leadership positions at GlaxoSmithKline and its predecessor companies in France. Mr. Bohuon holds an MBA from HEC Paris School of Management and a doctorate in Pharmacy from the University of Paris.

Ian Clark
Non-Executive Director

Mr. Clark was appointed to the Board on January 3, 2017, and is a member of the Remuneration Committee and the Science & Technology Committee. He brings to his role his extensive leadership and biotechnology sector experience. He currently holds Non-Executive Directorships at Agios Pharmaceuticals, Inc., and Corvus Pharmaceuticals, Inc. and is a member of the Gladstone Institute. Mr. Clark served as Chief Executive Officer and Director of Genentech Inc. (part of the Roche Group) and Head of North American Commercial Operations for Roche until 2016. From 2003 to 2010 he held the positions of Head of Global Product Strategy and Chief Marketing Officer, Executive Vice President - Commercial Operations and Senior Vice President and General Manager - BioOncology at Genentech. Prior to this Mr. Clark was appointed President of Novartis Canada, having previously served as Chief Operating Officer for Novartis United Kingdom. He also held various sales and marketing roles at Sanofi and Ivax. Mr. Clark is a former Non-Executive Director of TerraVia Holdings Inc. and Kite Pharma, Inc. He holds a Bachelor’s degree in Biological Sciences from the University of Southampton.

Gail Fosler
Non-Executive Director

Ms. Fosler was appointed to the Board on June 3, 2016, and is a member of the Audit, Compliance & Risk Committee. She brings to the Board her commercial, public policy and economics experience; currently serving as President of the GailFosler Group LLC, a strategic advisory service for global business leaders and public policy makers, which she has led since 2010. She is also Non-Executive Director and Chairman of Deschner Corporation. Ms. Fosler spent over 20 years at The Conference Board where she served as President and Trustee, Executive Vice President and Chief Economist. She is a former Director of Baxter International, Inc., Baxalta, Inc., Swiss Reinsurance America Corporation and Caterpillar, Inc. Ms. Fosler holds a Master of Business Administration degree in Finance from New York University and a Bachelor of Arts Degree in Economics from the University of Southern California.

Steven Gillis, PhD
Non-Executive Director

Dr. Gillis was appointed to the Board on October 1, 2012, and is a member of the Audit, Compliance & Risk Committee, the Remuneration Committee and the Science & Technology Committee. Dr. Gillis brings to the Board his extensive technical and scientific knowledge and commercial experience. He is currently a Managing Director at ARCH Venture Partners; a provider of venture capital for technology firms.  He is also Chairman and Non-Executive Director of PhaseRx Inc., Chairman of VBI Vaccines Inc. and Non-Executive Director of Pulmatrix, Inc. Dr. Gillis was a founder and Director of Corixa Corporation, acquired by GlaxoSmithKline in 2005, and before that a founder and Director of Immunex Corporation.

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

David Ginsburg, MD
Non-Executive Director

Dr. Ginsburg was appointed to the Board on June 16, 2010, is Chairman of the Science & Technology Committee and is a member of the Nomination & Governance Committee. Dr. Ginsburg brings to the Board his clinical medical experience in internal medicine, hematology-oncology, and medical genetics, as well as his extensive basic biomedical laboratory research expertise. He currently holds the positions of James V. Neel Distinguished University Professor of Internal Medicine, Human Genetics and Pediatrics at the University of Michigan and Howard Hughes Medical Institute Investigator. Dr. Ginsburg received his BA at Yale University, MD at Duke University and completed his medical and research training at Harvard Medical School. He is the recipient of numerous honors and awards, including election to membership at the National Academy of Sciences, the National Academy of Medicine and the American Academy of Arts and Sciences.

Sara Mathew
Non-Executive Director

Ms. Mathew was appointed to the Board on September 1, 2015, and is Chairman of the Audit, Compliance & Risk Committee and a member of the Nomination & Governance Committee. Ms. Mathew brings to the Board her financial, strategic and technological experience having held various corporate leadership roles. She currently holds the position of Non-Executive Director at Campbell Soup Company and Freddie Mac. Until 2013 Ms. Mathew served as Chairman, President and Chief Executive Officer of Dun & Bradstreet, Inc. having spent 12 years at the company. Prior to this, Ms. Mathew worked for 18 years at Procter & Gamble where she held a variety of global finance and management positions including Vice President - Finance, Australia, Asia and India. She is also a former Non-Executive Director of Avon Products, Inc. Ms. Mathew received her MBA from Xavier University, her Accounting degree from the Institute of Cost & Works Accountants and her Bachelor’s degree in Physics, Mathematics and Chemistry from the University of Madras.

Anne Minto OBE
Non-Executive Director

Ms. Minto was appointed to the Board on June 16, 2010. She is a member of the Remuneration Committee and the Nomination & Governance Committee. Ms. Minto brings to the Board her extensive legal, commercial and remuneration experience. Ms. Minto will retire from the Board with effect from the conclusion of the 2018 Annual General Meeting. She holds Non-Executive Directorships at Tate & Lyle PLC, ExlService Holdings, Inc. and the University of Aberdeen Court, and is Chairman and Trustee of the University of Aberdeen Development Trust. Ms. Minto held the position of Group Director, Human Resources at Centrica plc from 2002 to 2011 and was a member of the Centrica Executive Committee.  Her extensive business career includes senior management roles at Shell UK, the position of Deputy Director-General of the Engineering Employers’ Federation and the position of Group Director Human Resources at Smiths Group plc. She is also a former Director of Northumbrian Water plc and SITA UK. Ms. Minto holds a Law degree, a postgraduate diploma in Human Resources and is a qualified lawyer. She is also a Fellow of the Chartered Institute of Personnel & Development, the Royal Society of Arts and the London City and Guilds and is a Member of Law Society of Scotland.

Albert Stroucken
Non-Executive Director

Mr. Stroucken was appointed to the board on June 3, 2016, and is Chairman of the Remuneration Committee and a member of the Audit, Compliance & Risk Committee. Mr. Stroucken brings to the Board his manufacturing, commercial and international experience. He is currently a Non-Executive Director at Baxter International, Inc. Mr. Stroucken served as Executive Chairman of Owens-Illinois, Inc. until 2016, having served as Chairman, President and Chief Executive Officer from 2006 until 2015. From 1998 to 2006 Mr. Stroucken held the position of President and Chief Executive Officer of H.B. Fuller Company, adding the role of Chairman in 1999. He served as General Manager of the Inorganics division of Bayer AG from 1997 to 1998, serving as Executive Vice President and President of the Industrial Chemicals division of Bayer Corporation from 1992 to 1997. Mr. Stroucken served as a Non-Executive Director of Baxalta Incorporated until 2016.

Jeffrey Poulton
Former Chief Financial Officer

Mr. Poulton was appointed to the Board on April 29, 2015, serving until December 31, 2017, and brought to his role his financial, commercial and strategic acumen. Following joining Shire in 2003, Mr. Poulton held leadership positions in finance supporting the Neuroscience, Gastrointestinal and Rare Diseases business units as well as the positions of Interim Chief Financial Officer and Head of Investor Relations.  In addition, Mr. Poulton oversaw the operations of the Rare Diseases business unit in North America, Latin America and Asia Pacific, as well as leading the integration of the legacy-Viropharma rare disease products into the Shire portfolio. Prior to joining Shire, Mr. Poulton spent time at Cinergy Corp. and PPG Industries in a variety of corporate finance and business development roles, in addition to serving as a commissioned officer in the U.S. Navy. He received a Bachelor of Arts in Economics from Duke University and a Master of Business Administration in Finance from the Kelly School of Business at Indiana University.

Executive Committee

Flemming Ornskov, MD, MPH
Chief Executive Officer
Refer above for additional information regarding Dr. Flemming Ornskov.

Andreas Busch, PhD
Head of Research and Development and Chief Scientific Officer

Dr. Busch joined Shire in 2018 and serves as Head of Research and Development and Chief Scientific Officer. He previously served as Head of Drug Discovery and a member of the Executive Committee at Bayer. Prior to that, Dr. Busch was Global Head of Cardiovascular Research at Hoechst and Sanofi-Aventis. He received his PhD in Pharmacology from the Johann Wolfgang Goethe-University Frankfurt.

Joanne Cordeiro
Chief Human Resources Officer

Ms. Cordeiro joined Shire in 2011 and serves as Chief Human Resources Officer. She previously held various Human Resources management and executive search roles at Teradyne Inc., Covansys Corporation, Avid Technology, Inc. and Sybase Inc. Ms. Cordeiro holds a Bachelor’s degree in Marketing from Northeastern University.

Bill Mordan
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

Perry Sternberg
Head of U.S. Commercial

Mr. Sternberg joined Shire in 2013 and is Head of U.S. Commercial. He was previously Vice President & General Manager, U.S. & Canada Pharmaceuticals at Bausch & Lomb. Prior to that, Mr. Sternberg held various roles at Novartis Ophthalmics, Novartis Pharmaceuticals and Merck & Co., Inc. He holds a bachelor’s degree in Animal Bioscience from Pennsylvania State University.

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

Ginger Gregory, PhD
Former Chief Human Resources Officer

Ms. Gregory was with Shire between 2014 and 2017 and served as Chief Human Resources Officer. She was previously Chief Human Resources Officer at Dunkin’ Brands Group, Inc. prior to which she held various roles at Novartis, Novo Nordisk and Bristol-Myers Squibb Company. Ms. Gregory holds a PhD in Industrial Organizational Psychology from the George Washington University.

Philip Vickers, PhD
Former Head of Research and Development

Dr. Vickers was with Shire between 2010 and 2017 and was Head of Research and Development. He previously led Research and Development for Shire’s Rare Diseases Business Unit, prior to which he held various roles at Resolvyx Pharmaceuticals, Boehringer Ingelheim Pharmaceuticals, Pfizer and Merck & Co. He holds a PhD in Biochemistry from the University of Toronto.

Jeffrey Poulton
Former Chief Financial Officer
Refer above for additional information regarding Jeffrey Poulton.

Audit, Compliance & Risk Committee Financial Expert

The members of the Audit, Compliance & Risk Committee as of December 31, 2017, were Mr. Blakemore, Ms. Fosler, Dr. Gillis, Ms. Mathew and Mr. Stroucken.

The Board has determined that Ms. Mathew is the financial expert on the Audit, Compliance & Risk Committee and that she is independent as defined under applicable SEC rules. A description of Ms. Mathew’s relevant experience is provided above.

Code of Ethics

Shire’s Board of Directors has adopted a Code of Ethics that applies to all its directors, officers and employees, including its Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is posted on Shire’s website at www.shire.com.

NASDAQ Corporate Governance Exemption

As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows the laws of Jersey and the UK Governance Code, its “home country” corporate governance practices, in lieu of the provisions of the NASDAQ Stock Market’s Marketplace Rule 5600 series that apply to the constitution of a quorum for any meeting of shareholders. The NASDAQ Stock Market’s rules provide for a quorum of no less than 33⅓% of Shire’s outstanding shares. However, Shire’s Articles of Association provide that a quorum has been established when two members are present in person or by proxy and are entitled to vote except where the rights attached to any existing class of shares are proposed to be varied, and then the quorum shall be two persons entitled to vote and holding or representing by proxy not less than one-third in nominal value of the issued shares of the class.

ITEM 11: Executive Compensation

For the financial year ended December 31, 2017, the total compensation paid to Shire plc’s directors and executive officers as a group was $20.43 million. The total amounts accrued by the Company to provide pension, retirement or similar benefits for this group was $1.1 million. During 2017, members of the group were granted awards of ordinary shares and ADSs of the Company. All such holdings were issued pursuant to the various executive share plans described in Note 23, Share-based Compensation Plans, to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

The Company provides information on the individual compensation of its directors in the Directors’ Remuneration Report included within its Annual Report filed with the United Kingdom Listing Authority (UKLA). As the Directors’ Remuneration Report is made publicly available, it is reproduced in full below. As of the time of filing this Form 10-K, the Directors’ Remuneration Report is subject to approval by Shire plc’s shareholders at the Company’s AGM. The Directors’ Remuneration Report contains financial measures not calculated and presented in accordance with U.S. GAAP. The most directly comparable measures calculated and presented in accordance with U.S. GAAP, and reconciliation to such measures, are provided on page 135. Shire’s Remuneration Committee uses certain key Non GAAP measures when assessing the performance and compensation of employees, including Shire’s executive directors. The Non GAAP financial measures used by Shire may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. In addition, these Non GAAP financial measures should not be considered in isolation as a substitute for, or as superior to, financial measures calculated in accordance with U.S. GAAP, and Shire’s financial results calculated in accordance with U.S. GAAP and reconciliations to those financial statements should be carefully evaluated.

Directors’ Remuneration Report

Index to the Directors’ Remuneration Report

This report has been prepared in compliance with Schedule 8 of the Large and Medium sized Companies and Groups (Accounts and Reports) Regulations 2008 (as amended by the 2013 Regulations) (Schedule 8 Regulations), as well as the Companies Act 2006 and other related regulations. This report is set out in the following key sections:

Part 1 - Annual Statement
a) Our remuneration at a glance

Part 2 - Directors’ Remuneration Policy
a) Executive Director remuneration policy
b) Chairman and Non-Executive Director remuneration policy
c) Recruitment remuneration policy
d) Service contracts and termination arrangements
e) Remuneration scenarios
f) Shareholder engagement
g) Remuneration of other employees

Part 3: Annual Report on Remuneration
a) Implementation of Directors’ Remuneration Policy in 2018
b) 2017 single total figure of remuneration for Executive Directors (subject to audit)
c) Other audited disclosures
d) 2017 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)
e) Departure Arrangements for Jeff Poulton (subject to audit)
f) Payments to past Directors (subject to audit)
g) Non-audited disclosures
The Directors’ Remuneration Policy (Part 2) will be subject to a binding shareholder vote at the 2018 AGM to obtain approval for a period of three years effective following the AGM. The remainder of this report will be subject to an advisory shareholder vote at the 2018 AGM.

Part 1: Annual Statement

Dear shareholder,
I am pleased to present the Directors’ Remuneration Report (DRR) for the financial year ending December 31, 2017. Since becoming the new Chairman of Shire’s Remuneration Committee on August 3, 2017, I have been working closely with Anne Minto, its former Chairman, to ensure a smooth succession, and to gain a clear understanding of Shire’s shareholder views. I would like to thank Anne for her help in enabling a successful transition and for sharing the deep institutional knowledge she has gained over her tenure as Chairman.
This has been another year of significant growth and continued change for Shire. As such, I would like to provide you with an overview of the major decisions the Committee took during 2017, the context in which these decisions were made, and the changes to the Executive Directors’ remuneration arrangements.

Since our last Remuneration Policy was approved, Shire has transformed itself into the leading global biotech company focused on rare diseases by employing a strategy of organic and inorganic growth. Acquisitions such as Baxalta, Dyax, NPS and ViroPharma have reshaped the Company dramatically in terms of size, global footprint, pipeline diversity and progress, employee headcount, and talent profile. As a result, 2017 was Shire's first full financial year as a transformed company: the undisputed global leader in treating rare diseases.
With this transformation, Shire addressed several challenges including streamlining our business model, office consolidations and a strategic review of our neuroscience business and manufacturing locations. As we commenced 2017, we set aggressive targets for our teams, pushing ourselves to meet the highest possible financial goals during this time of transformation, some of which were clearly aspirational. While we are proud of our accomplishments in 2017 and believe that we have continued to champion our patients, we acknowledge that this success is not fully reflected in our share price.
Our business model continues to evolve as we invest in our infrastructure in order to continue to grow. For 2018, we anticipate gross margin will be impacted by a few factors including start up costs related to our Covington, Georgia, manufacturing facility, a significant strategic investment in immunology. This evolution has also formed part of our presentation to investors at the 2018 JP Morgan Healthcare conference, where we provided a revised outlook for sales and our anticipated tax rate under U.S. Tax Reform by 2020, reflecting this change in our business model.
This revised outlook for sales, in combination with the wider changes in our business model, also has implications for our earnings and returns trajectories for the next three years. These implications are reflected in the disclosed targets for Net Product Sales, Non GAAP diluted Earnings Per ADS (Non GAAP diluted EPS) and Non GAAP adjusted Return on Invested Capital (ROIC) which are proposed under the 2018 Long Term Incentive Plan (LTIP). The Committee has considered these carefully and is satisfied that the performance ranges set for 2018 remain very stretching in the context of the revised business expectations.
It is very important for the Committee to ensure that the awards and actual realized remuneration under the Executive Annual Incentive (EAI) and LTIP are reflective of corporate performance, the Company’s strategy and the shareholder experience. For the 2017 EAI outcomes, it was determined that the CEO’s and CFO’s awards would be 123 percent of target in line with the overall EAI corporate funding score and that no personal multiplier would be applied. The 2015 LTIP award vested at 38 percent of maximum reflecting actual performance over the past three years against the Net Product Sales and Non GAAP EBITDA performance metrics and the Non GAAP adjusted ROIC underpin.
In the chart below, we have listed the CEO’s LTIP awards that have vested over the last three years and the current values of these awards as a percentage of their original face value at grant . These three years represent the performance period which also has an additional two-year post-vest holding period for awards granted under our 2015 Policy, resulting in a five-year time horizon. As you can see from the chart below, the actual compensation delivered to the Executive Directors does show alignment with the shareholder experience, in that the current value of the 2014 and 2015 awards is less than 50 percent of the face value at grant.

1 Represents awards granted in 2013, 2014, and 2015 and vesting in 2016, 2017, and 2018 respectively. Awards comprise Stock Appreciation Rights (SARs) and Performance Share Units (PSUs) subject to relevant performance conditions. In the case of the 2013 and 2014 awards, no vested PSUs have been sold and no vested SARs have been exercised.
2 Current value is based on the Q4 2017 average closing ADS price of $148.21.

As Shire has transformed as a business, our Executive Committee has also changed. We are pleased to announce the expected appointment of a new Executive Director and Chief Financial Officer (CFO), Thomas Dittrich, who is due to commence his role on March 19, 2018, as well as a new pre-eminent Head of Research and Development and Chief Scientific Officer, Dr. Andreas Busch. These critical roles will help Shire continue to chart its course, both in the financial discipline and expertise needed to navigate our business strategy, and in successful drug discovery and development.

As communicated to shareholders in last year’s DRR, the Committee has undertaken a comprehensive review of our Remuneration Policy within this context of transformation. As we considered the strategic drivers at Shire, coupled with feedback we have received from many of our shareholders, the Committee’s principles that guided its decisions impacting the policy were:

•	Simplicity - seek transparency in design and communication.

•	Alignment - ensure pay outcomes mirror the shareholder experience.

•	Prioritize strategic corporate performance - link individual pay outcomes clearly with company performance.

•	Integrated global business - recognize Shire’s international business footprint and market for talent.

•	Flexibility - enable the policy to support potential business changes over time.

By taking the time to consider all elements of the Policy carefully through this lens, the Committee has taken the opportunity to ensure that the Remuneration Policy for Executive Directors outlined in this report, supports the Company’s strategic direction and continues to drive growth and create shareholder value. As a result of this review, we are presenting a new Remuneration Policy for shareholder approval at the 2018 AGM.

Context for the Remuneration Policy review
As Shire executes its strategic plan, it is critical that the remuneration structure supports Shire’s goals over the next Remuneration Policy period. The imperatives for the business over this period include:

Leverage rare disease platform
Performance improvement and product sales growth
Establish & begin operating as two divisions: Rare disease division and Neuroscience division
Pipeline progression
Expand leadership position in core therapeutic areas
Drive further cost efficiencies and margin improvement
Debt pay-down
The Board believes the achievement of these strategic pillars will enable Shire to continue to deliver long-term sustainable growth and shareholder value.

As we move into the detailed policy changes outlined below, we would like to thank the shareholders who engaged in consultation in late 2017. During this time, we met with over thirty of our largest shareholders and proxy advisory bodies. Overall, shareholders recognized that Shire was evolving to the next stage as an organization, and positively indicated that the new design was best positioned to support Shire’s strategic agenda. The feedback we received was valuable and influenced the development of the new Remuneration Policy.

New Remuneration Policy: Summary of key changes from current policy
The key elements of the new Remuneration Policy that differ from the current arrangements are:

1.	Simplification of LTIP vehicles by discontinuing the use of performance-based Stock Appreciation Rights (SARs) and consolidating LTIP delivery into one single vehicle - Performance Share Units (PSUs)

Shire has previously granted a blend of performance-based SARs and PSUs under the LTIP. While this mix was historically appropriate for the business based on Shire’s size and development stage, the Committee has determined that future awards under the LTIP should be made exclusively in PSUs to ensure alignment with key financial metrics. The consolidation of performance-based SARs into PSUs significantly simplifies the LTIP for both participants and shareholders. This change also responds to concerns that performance-based SARs are overly complex and lack transparency.
The performance cycle of the proposed PSU program will continue to be measured over a three-year period followed by a two-year post-vest holding period. This means shares will only be released to participants five years after grant.

2.	Alignment of performance measures within the EAI and LTIP to Shire’s strategic imperatives

Given our sharp focus on product sales growth, cost efficiencies and debt pay-down, the Committee has realigned the performance metrics that our Executive Directors’ incentives will be measured under in both the EAI and LTIP.
EAI - performance measures

•	Underscoring the importance of our financial performance, we have increased the weightings of our financial metrics to 80 percent; non-financial metrics will be weighted 20 percent.

•
Recognizing the dynamic nature of Shire’s business, and to provide flexibility in the near-term, the Committee retains discretion to vary the metrics of the performance measures as the business may require over the next three years.

The proposed EAI performance measures and the rationale for their selection are set out in the table below.

Financials (80 percent)	Rationale
Net Product Sales (1/3rd)
•
Aligned with growth strategy
•
Drives focus on balance of top-line and bottom-line performance outcomes
•
Encompasses growth commitment made under Baxalta deal
•
Use of Non GAAP diluted EPS reflects current leverage and capital intensive nature of the business

Non GAAP diluted EPS (1/3rd)
Non GAAP Free Cash Flow (1/3rd)	• Drives focus on debt management • Over the longer term, provides liquidity for future acquisitions and strategic investments in our product portfolio
Non-Financials (20 percent)	Rationale
Growth	• Focus on up to five equally weighted key corporate objectives and pipeline milestones aligned with Shire’s strategic pillars
Innovation
Efficiency
People

LTIP - performance measures
We have listened to shareholder views, raised during the consultation process, about the importance of retaining ROIC as a metric within our LTIP, alongside the originally proposed relative Total Shareholder Return (TSR) measure. We remain committed to ensuring Shire’s investments in the business enhance value for our shareholders over the long-term, and believe the combination of these metrics is directly aligned with the shareholder experience. The inclusion of a relative TSR metric in the LTIP will better reflect near-term feedback on the execution of our M&A strategy, while ROIC will reward for continued development of our returns trajectory over time.
The proposed 2018 LTIP performance measures are:

•	Net Product Sales

•	Non GAAP diluted EPS

•	Non GAAP adjusted ROIC

•	Relative TSR

Measure	Weighting	Rationale
Net Product Sales	20 percent	• Aligned with growth strategy • Drives focus on balance of top-line and bottom-line performance outcomes • Encompasses growth commitment made under Baxalta deal
Non GAAP diluted EPS	20 percent
Non GAAP adjusted ROIC	20 percent	• Reflects long-term returns on strategic and M&A decisions • Alignment with shareholder value creation and delivery of returns over the longer-term
Relative TSR	40 percent
•
Direct alignment with creating shareholder value and the importance of delivering returns to shareholders over time
•
Reflects market perspective on success of M&A strategy
•
Stock price performance against investor peers reflects real time feedback of business results
•
Relative TSR is a more transparent market-based metric to measure performance against without the need to adjust for significant events when transactions occur

A custom peer group of global life sciences companies will form the constituents of the relative TSR peer group. The use of an industry-specific peer group means the Executive Directors are rewarded only for strong performance relative to peer companies Shire is competing against for investment capital. To create this focused list, we selected peer companies based on closeness of comparison to Shire in size, complexity and operations. Selection to these criteria resulted in a group of 20 peer companies (please see page 123 in Part 3(a) for the proposed TSR peer group).

3.	Improvement of the link between strategic corporate performance and Executive Directors’ pay outcomes under the EAI

Under the previous Remuneration Policy, we calculated the EAI for the Executive Directors in two parts: we determined corporate funding of the EAI based on financial performance at 75 percent weighting, and non-financial performance at 25 percent weighting. This score could be modified down to 0 percent or up to 200 percent based on individual Executive Director performance. Given shareholder feedback regarding the complexity of how we determined Executive Directors’ bonuses under this model, we are proposing to simplify the plan, so that we will determine the Executive Directors’ EAI based solely on the outcome of corporate performance, with 80 percent weighted on financial performance and 20 percent weighted on non-financial performance. We believe this approach ties the EAI award more directly to overall corporate performance, and provides greater transparency to shareholders by placing more weighting on empirical financial data.

4.	Decrease in the maximum LTIP face value annual award in light of shareholder feedback, while recognizing the global talent market within which Shire competes

The maximum annual award under the proposed new LTIP is 600 percent face value of salary, a significant reduction from the previous maximum award of 840 percent. This reduced award level reflects the exchange from performance-based SARs into PSUs, and also recognizes the feedback received from a number of shareholders on the maximum award opportunity under the previous LTIP.

In setting the revised LTIP award level the Committee has considered carefully the very real tension Shire experiences between our listing in the UK and our headquarters in the U.S., where most of our employees are located and where the majority of Shire’s operations are based. We believe that we are unique as a UK listed business, insofar as key Executive Committee members are based in the U.S. The need to compete for talent in the U.S. biotech market is therefore a material reality for the Shire business, which is very different from the majority of FTSE-listed organizations. In this context, the Committee has determined the maximum LTIP award level recognizing the historic opportunity under the previous policy, the upper quartile of the FTSE 50 market and the lower quartile of our biopharmaceutical competitors (the majority of whom are based in the U.S.). The proposed amount is intended to balance the competitive tension across these two markets.

The Committee is, however, very conscious of shareholder sensitivity to levels awarded to Executive Directors and will continue to consider the actual level of award to be made each year depending on the performance of the business and associated factors. For 2018, the Committee agreed upon an LTIP award for the CEO with a face value of 425 percent of base salary.

5.	Increase in the shareholding guidelines to U.S. aligned levels

Under the new Remuneration Policy the shareholding requirements will be increased to 500 percent of base salary for the CEO and 300 percent for the CFO, from 200 percent and 150 percent respectively. It should be noted that our CEO’s current shareholding is equal to 788 percent of salary (as at December 31, 2017).
The Committee firmly believes Shire’s Executive Directors should have a significant portion of their wealth in company shares, as this aligns them with the shareholder experience over the long-term. Given that shareholder requirements in the U.S. are generally more demanding than those in the UK, we are increasing our Executive Directors’ shareholding requirements to be set at U.S. competitive levels, to recognize the U.S. / UK balance we have tried to engender within our LTIP design, both in terms of quantum and structure.
Departure of CFO
Jeff Poulton, the Company’s former CFO, left the Company on December 31, 2017. Full details of the treatment of his remuneration on departure are set out in Part 3(e) of this report, and I can confirm that the decisions the Committee took were within the terms of the current Remuneration Policy.
Joining arrangements for new CFO
The Committee considered in detail the remuneration arrangements for Mr. Dittrich, to ensure they were in the best interests of the Company and its shareholders, and appropriate to secure his appointment to Shire. These are set out below ahead of his expected appointment on March 19, 2018.

•
Base salary - On appointment to Chief Financial Officer, Mr. Dittrich’s remuneration will comprise an annual base salary of CHF 750,000, reflecting the deep wealth of knowledge and experience he brings to the role. This is below the lower quartile for comparable roles in the FTSE 50 (excluding financial services) and below the median of the Company’s global industry peer group.

•
EAI opportunity - Mr. Dittrich’s annual bonus opportunity for the 2018 performance year will be 160 percent of base salary at maximum and 80 percent of base salary at target, in line with the previous CFO’s level.

•	LTIP awards - Mr. Dittrich will be granted a 2018 LTIP award with a face value of 357 percent of base salary.

•
Retirement and other benefits - Mr. Dittrich will also be eligible for retirement and other benefits consistent with his role and location. On joining Shire, he will be based in Zug, Switzerland, before relocating to the U.S. During his time in Switzerland, he will receive retirement and other benefits aligned with other Swiss Executive Committee members. This will include a retirement benefits contribution of 14 percent of base salary. Upon his relocation to the U.S., Mr. Dittrich will receive retirement and other benefits aligned with other U.S. Executive Committee members, which will comprise a retirement benefits contribution of 20 percent of base salary, representing a decrease from the previous CFO’s retirement benefits contribution of 25 percent of base salary.

•
Replacement awards - Mr. Dittrich will be entitled to the following cash and equity grants to reflect the awards forfeited by him on his departure from his previous employment. In determining the amount and structure of these commitments, the Committee sought to replicate the fair values and timing of the compensation foregone, in line with best practice and the approved Remuneration Policy.

•
To replace his 2017 annual bonus foregone, he will receive a replacement award equal to the value of the bonus he would have received from his previous employer (based on the financial performance disclosed in their 2017 compensation report multiplied by Mr. Dittrich’s 2017 target bonus (less the value of any payment received)). The forfeited bonus would have been delivered fully in cash by his previous employer, but the Committee considered it would be appropriate to deliver the value using the same mechanism as Shire’s EAI, with 75 percent payable in cash and 25 percent deferred into Shire shares which would not be released for three years (together with shares representing accumulated dividends).

•
To replace his forfeited 2015 LTIP award, he will be eligible to receive a replacement award of Shire shares upon joining based on the maximum opportunity / face value that can be delivered under his 2015 LTIP award from his previous employer. The award will have a face value of CHF 1,320,000 upon grant, and will vest after one year (2019) based on the actual disclosed performance in his previous employer’s 2018 compensation report (published in February 2019).

•
To replace his forfeited 2016 LTIP award, he will be eligible to receive a replacement award of Shire PSUs granted upon joining based on the maximum opportunity / face value that can be delivered under his 2016 LTIP award, as disclosed in his previous employer’s 2016 compensation report. This award will have a face value of CHF 1,000,000 and will vest after three years (2021), subject to the achievement of Shire’s 2018 LTIP performance measures.

•
Relocation assistance - Mr. Dittrich will also be eligible for relocation assistance in connection with his permanent relocation to the U.S., in line with the policy that applies to all employees across the organization. The details of the relocation assistance provided will be reported within the remuneration reports as appropriate, for the year to which it relates.

Concluding remarks
I would like to thank my fellow members of the Remuneration Committee for their commitment and engagement in what has been an intensive year for the Committee, necessitating many additional meetings. I would also like to thank Anne Minto for her tremendous leadership of the Committee over the past eight years. Anne will retire from the Board with effect from the conclusion of the 2018 AGM. In addition, I would like to thank both the Shire and PwC teams for their continued hard work and support. I welcome the opportunity to serve as the Chairman of the Remuneration Committee and look forward to continued dialog and engagement.

Albert Stroucken
Chairman of the Remuneration Committee

a)	Our remuneration at a glance

Remuneration Policy guiding principles

The Executive Directors’ Remuneration Policy has been developed in light of the following guiding principles (depicted below) which act as a framework for the remuneration decisions across the whole Company.

Remuneration Policy guiding principles

Summary of pay and performance for 2017

2017
Business performance
Key strategic highlights

•	Increased product sales to $14.4 billion, while executing 50 launches globally.

•	Completed manufacturing network optimization program; anticipate cumulative savings of $2 billion through 2027.

•	Exceeded internal goals and external benchmarks for synergies from the integration of Baxalta.

•	Continued to execute on our pipeline of 40 clinical development programs, completing nine Phase 3 studies and securing 126 product approvals.

Performance outcomes
Short-term incentives - EAI

Description	Weighting	Metric	Target	Outcome	Overall funding score[1]
Financial	75 percent	Net Products Sales Non GAAP EBITA Non GAAP adjusted ROIC[2]	$14,640m $5,937m 6.49%	$14,449m $6,052m 6.57%	22% 36% 22%
Pipeline & Pre-commercial (Non-Financial)	15 percent	Growth	100%	110.00%	28%
		Innovation		107.00%
Organizational Effectiveness (Non-Financial)	10 percent	Efficiency		109.00%	16%
		People		103.00%
Overall bonus funding					123%
Note: Results and bonus funding scores have been rounded to the nearest whole percentage and therefore individual totals may not add up to the overall bonus funding score of 123 percent.
1 Every one percent change in the outcome achieved results in a 10 percent increase/decrease in funding.
2 The disclosed Non GAAP adjusted ROIC target range incorporates the impact of an accounting change made in respect of depreciation during the 2017 financial year. The Non GAAP adjusted ROIC outcome of 6.57% also reflects this accounting treatment.

We delivered solid financial results in 2017 despite significant challenges from aggressive generic competition for LIALDA and short-term supply shortages for CINRYZE. These financial results, along with exceptional achievement against our non-financial strategic goals, including advances in our research pipeline and key commercial launches, resulted in a corporate funding level of 123 percent for the Company’s bonus pool. Consistent with the proposed Policy, the Remuneration Committee determined that the Executive Directors’ annual incentive outcomes should be aligned with overall corporate funding of the Company’s bonus pool. To that end, it was determined that the CEO’s and CFO’s 2017 EAI awards would be 123 percent of target, in line with the overall corporate funding score and with no personal multiplier applied.

Long-term incentives - LTIP
The final outcome under the 2015 LTIP resulted in a vesting level of 38 percent of maximum, reflecting actual performance over the past three years against the Net Product Sales and Non GAAP EBITDA performance metrics and the Non GAAP adjusted ROIC underpin. This outcome results in a projected vesting value of $1,126,544 for the CEO (based on the Q4 2017 average closing ADS price of $148.21). The CEO's 2015 SAR awards are currently underwater given their strike price of $245.48 and are therefore valued at $0.

Metrics	Weighting	Targets		Outcome
		Threshold	Maximum	Actuals	Percentage of maximum achieved	Percentage of award eligible for vesting
Net Product Sales	50 percent	$13,953m	$15,389m	$14,449m	48%	38%
Non GAAP EBITDA	50 percent	$6,414m	$7,143m	$6,493m	29%
Non GAAP adjusted ROIC	Underpin	7.75%		8.10%	n/a

Remuneration outcomes
2017 single total figure of remuneration for Executive Directors

Executive Director	Base salary	Retirement benefits	Other benefits	Short-term incentives		Long-term incentives	2017 Total	2016 Total
				Cash	Shares
Flemming Ornskov	$1,688,000	$506,400	$72,330	$1,401,462	$467,154	$1,126,544	$5,261,891	$10,571,125
Jeff Poulton[1]	$604,296	$150,268	$65,157	$450,003	$150,001	$—	$1,419,723	$1,754,157
1 Mr Poulton left the Company on December 31, 2017.

Share ownership
As at December 31, 2017, the CEO had holdings in Shire which significantly exceeded the proposed increased shareholding requirement of 500 percent of salary under the new Remuneration Policy.
*Grey shading represents the proposed increase in shareholding guidelines to 500 percent of base salary for the CEO under the new Remuneration Policy.

Summary of Remuneration Policy and approach for 2018

Area	Policy and operation for 2018
Base salary
•
The salary for the CEO will remain at $1,688,000 for 2018. Dr. Ornskov has not received a salary increase since July 2015.
•
The salary for the incoming CFO will be set at CHF 750,000 upon appointment.
•
Any increases typically take effect on April 1 each year

Retirement and other benefits
•
Current legacy Company contributions for the CEO remain at 30 percent of base salary
•
Retirement benefit contributions for the incoming CFO will be aligned with members of the Executive Committee
•
Maximum retirement benefits provisions for any new Executive Director position will be fixed at 25 percent of base salary
•
Other core benefits remain unchanged - this may consist of car allowance, long-term disability and life cover, private medical insurance, executive physical program and financial and tax advisory support

Short-term incentives - EAI Up to 180 percent of base salary
•
Awards determined solely on 80 percent financial performance and 20 percent non-financial performance
•
Actual payouts range from 0 percent to 200 percent of target
•
25 percent of any bonus earned continue to be deferred into shares which are normally released after three years
•
For 2018 awards, performance judged on:
•
80 percent financial performance:
•
Net Product Sales (1/3rd)
•
Non GAAP diluted EPS (1/3rd)
•
Non GAAP Free Cash flow (1/3rd)
•
20 percent non-financial performance:
•
Growth
•
Innovation
•
Efficiency
•
People

Long-term incentives Up to a maximum of 600 percent of base salary (to be used in exceptional circumstances)
•
Removal of SARs to comprise awards consisting wholly of PSUs
•
Three-year performance period, with further two-year post-vest holding period
•
Measures aligned to long-term strategy and shareholders’ interests
•
Awards continue to be subject to clawback and malus provisions
•
For 2018 awards, performance judged on four key areas:
•
Net Product Sales (20 percent)
•
Non GAAP diluted EPS (20 percent)
•
Non GAAP adjusted ROIC (20 percent)
•
Relative TSR against industry comparator group (40 percent)
•
For 2018, the maximum opportunity for the CEO and CFO will be an award with a face value of 425 percent and 357 percent of base salary respectively

Shareholding guidelines
•
Increase in the shareholding guidelines to:
•
500 percent of base salary for the CEO
•
300 percent of base salary for the CFO
•
Guidelines to be met within a five-year period following appointment
•
All shares beneficially owned or deferred under the EAI count towards achieving these guidelines

Overall remuneration structure and timing of payments in respect of a financial year

Part 2 - Directors’ Remuneration Policy

a)	Executive Director Remuneration Policy

The purpose of the Remuneration Policy is to recruit and retain high caliber executives and encourage them to enhance the Company’s performance responsibly and in line with the Company’s strategy and shareholder interests. The proposed Policy is broadly consistent with the policy approved in 2015, with the most significant change being the operation of the LTIP. A summary of the changes is set out after the main Policy table.

The Policy will be presented to shareholders for approval in a binding vote at the 2018 AGM, and, if approved, will formally come into effect from April 24, 2018, the date of the AGM, for a period of three years. While there is currently no intention to revise the Policy more frequently than every three years, the Committee will review the Policy on an annual basis to ensure it remains strategically aligned and appropriately positioned against the market. Where any change to the Policy is considered, the Committee will consult with major shareholders prior to submitting a revised policy for shareholder approval.

The Directors’ Remuneration Policy has been developed taking into account the principles of the UK Corporate Governance Code. The overall remuneration package for the Executive Directors is designed to provide an appropriate balance between fixed and variable, performance-related components, with a significant element of long-term variable pay given the long-term nature of the business. The Committee is satisfied that the composition and structure of the remuneration package is appropriate and does not incentivize undue risk taking.

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Fixed elements - Base salary
To recognize the market value of the role, an individual’s skills, experience and performance and an individual’s leadership and contribution to Company strategy.
•
Base salary is paid in cash and is pensionable.
•
A variety of factors including individual and corporate performance, and competitive market positioning are considered during the annual base salary review process. Any increases typically take effect on April 1 each year.
•
Any significant salary increases, such as in cases where Executive Directors are relatively new in role, have changes in responsibilities or significant variances to the market, will be appropriately explained.

•
Base salary is positioned with reference to a global industry peer group. Companies in the FTSE 50 are used as a secondary reference point.
•
While there is no prescribed maximum, where appropriate, base salary increases may be made in line with the average of employees’ salary increases, unless the Committee determines otherwise based on the factors described adjacent.

Fixed elements - Retirement and other benefits
To ensure that benefits are competitive in the markets in which the Company operates.
•
Executive retirement benefit provisions are provided in line with market practice in the country in which an Executive is based.
•
The Company provides a range of other benefits which may include a car allowance, long-term disability and life cover, private medical insurance, executive physical program and financial and tax advisory support. These benefits are not pensionable. Other benefits may be offered and the tax thereon if considered appropriate by the Committee.
•
The Company may also meet certain mobility costs, such as relocation support, expatriate allowances, temporary living and transportation expenses, in line with the prevailing mobility policy and practice for other employees.

•
The maximum retirement benefit provision for any new Executive Director position is a fixed contribution of 25 percent of base salary. For an external recruit any retirement benefit contributions will be aligned with members of the Executive Committee, but in any event will not exceed 25 percent of base salary.
•
Current legacy Company contributions for Dr. Ornskov are 30 percent of base salary.
•
The cost to the Company of providing other benefits may vary year on year depending on market practice and the cost of insuring certain benefits. The maximum potential value is the cost of the provision of these benefits.

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
Short-term incentives - EAI
To reward individuals with an award based on achievement of pre-defined, Committee approved corporate objectives (the corporate scorecard).
Key performance measures are set by the Committee in the context of annual performance and ensuring progress towards the Company’s strategy - to grow and create long-term value by being the leading global biotech company focused on rare diseases.

•
EAI awards are determined solely based on the outcome of corporate performance with a combination of financial, operational and strategic objectives (no individual performance is taken into account).
•
Financial and non-financial measures will be based on other corporate strategic priorities for the relevant financial year.
•
At least 80 percent of the award will be based on financial performance.
•
The precise allocation between financial and non-financial measures (as well as the weightings), will depend on the strategic focus of the Company in any given year.
•
The Committee reserves the right to make adjustments to the measures to reflect significant one off items that occur during the performance period.
•
Executive Directors are required to defer 25 percent of any bonus earned into shares which are normally released after a period of three years. The release of deferred shares includes dividend shares representing accumulated dividends.
•
Malus (up to vesting) and clawback (two years post vesting) provisions operate in line with best practice corporate governance.

•
Up to 90 percent of base salary is payable for target performance for Executive Directors and up to 180 percent is payable for maximum performance.
•
Actual payouts can range from 0 percent to 200 percent of target.

Long-term incentives - LTIP
To incentivize individuals to achieve sustained growth through superior long-term performance and to create alignment with shareholders.
The LTIP measures, Net Product Sales, Non GAAP diluted EPS, Non GAAP adjusted ROIC and relative TSR, were selected by the Committee as they will help drive the strategic objective to grow and create long-term value for shareholders.
The Committee reviews annually whether the performance measures and calibration of targets remain appropriate and sufficiently challenging taking into account the Company’s strategic objectives and shareholder interests.

•
LTIP grants consist of PSUs awarded annually.
•
PSU awards vest three years from the date of grant subject to the satisfaction of performance measures. A two-year post-vest holding period then applies to provide further alignment with shareholders.
•
PSU awards vest based on financial and/or share-price related metrics. Financial measures could include earnings measures, sales measures, cash flow, debt reduction and returns measures.
•
The exact selection and weighting of measures to be used each year will be determined by the Committee to ensure alignment with the business’s strategic plan and priorities.
•
For 2018 PSU awards, the performance measures will be:
•
Net Product Sales: 20 percent
•
Non GAAP diluted EPS: 20 percent
•
Non GAAP adjusted ROIC: 20 percent
•
Relative TSR against industry comparator group: 40 percent
•
Should the Committee determine that these performance conditions are not appropriate for future awards during the Policy period, for example due to the strategic and operational priorities of the business at that time, the Committee will consult with shareholders on any proposed changes.
•
The Committee reserves the right to make adjustments to the measures and/or performance targets to reflect significant one off items that occur during the vesting period.
•
The award may include dividend shares representing accumulated dividends on the portion of the award that vests. Shares may be sold in order to satisfy tax or other relevant liabilities as a result of vesting.
•
Malus (up to vesting) and clawback (two years post vesting) provisions operate in line with best practice corporate governance.

•
The maximum annual award for Executive Directors in face value terms is 600 percent of salary.
•
Award levels are set to reflect an individual’s role, responsibilities and experience.
•
Threshold vesting is equal to 20 percent of any award granted, target vesting is equal to 50 percent of any award granted and maximum vesting is equal to 100 percent of any award granted.
•
Vesting is on a straight line basis between each of these three points.

All Employee Share Plan
To encourage long-term shareholding in the Company by all employees.
•
The Company operates tax efficient all employee share saving plans in various jurisdictions. The current Executive Directors are eligible to participate in the Global Employee Stock Purchase Plan (GESPP).
•
Under the terms of the GESPP, employees save over a one-year period and use the contributions to purchase shares at the end of the period at a maximum discount of 15 percent. Where required by local tax authorities, these terms may differ.
•
There are no performance measures attached to these awards.
• Limits for all employee share plans are set by reference to local tax authorities in each jurisdiction. The Company may choose to set its own lower limits.

Shareholding guidelines
Executive Directors are encouraged to own shares in the Company equivalent to 500 percent (for the CEO) and 300 percent (for the CFO) of base salary within a five-year period following their appointment. All shares beneficially owned by an executive or deferred under the EAI count towards achieving these guidelines.

Notes to the remuneration policy table

Policy Element	Changes to policy	Rationale for change
Fixed elements - base salary
•
Base salary is positioned with reference to a global industry peer group and companies in the FTSE 50 as a secondary reference point.
•
Previous peer groups were based on global biotech and U.S. biopharmaceutical companies. A FTSE 50 peer group was also used as a secondary reference point.

•
Creates a single primary reference point of relevant companies that reflect the commercial and international focus of Shire. The secondary reference point reflects the size and UK primary listing of Shire.

Fixed elements - Retirement and other benefits
•
For an external recruit any retirement benefit contributions will be aligned with members of the Executive Committee, but in any event for any new Executive Director promoted from within, will not exceed 25 percent of base salary.
• The maximum has been reduced to move the contribution levels towards that of the broader employee population while maintaining a competitive rate of contribution.
Short-term incentives - EAI	• Removal of the individual performance multiplier from the bonus assessment so the incentive is assessed based solely on corporate, financial and non-financial performance only.
•
The revised structure simplifies the approach to bonus assessment for shareholders and participants.
•
EAI awards are more directly tied to overall corporate performance and provide greater transparency to shareholders through placing more weighting on empirical financial data.

Long-term incentives - LTIP
•
Under the new policy, awards will be made as PSUs only and therefore the use of performance-based SARs will be discontinued.
•
As a result, the maximum opportunity level has been reduced to 600 percent of salary from 840 percent.
•
Revised performance measures for the 2018 LTIP awards will include: Net Product Sales, Non GAAP diluted EPS, Non GAAP adjusted ROIC and relative TSR.

•
The discontinuation of performance-based SARs simplifies the LTIP structure for shareholders and participants.
•
The revised performance measures reflect the evolving strategic priorities of the Company and are aligned with the key corporate KPIs on which Company performance is assessed.

Shareholding guidelines	• Increase in shareholding requirement to 500 percent for the CEO and 300 percent for the CFO, from 200 percent and 150 percent respectively.	• The increase represents a market leading shareholding requirement which drives and demonstrates a strong alignment between shareholders and management.

Discretion
The Remuneration Policy provides the Remuneration Committee with certain discretions in the administration and operation of current and legacy EAI and LTIP awards (as set out in the corresponding plan rules) including, but not limited to:

•
Any adjustments to performance conditions or awards required as a result of a corporate event such as a transaction, change in control, restructuring, share buybacks, special dividend or rights issue (Significant Adjusting Events (SAEs));

•	Any adjustment to the outcomes to ensure that payments are representative of the underlying corporate performance; and

•	Minor administrative matters to improve the efficiency of the operation of the plans or to comply with local tax law or regulation.

Potential SAEs are reviewed by the Committee against the guidelines as set out below and will make full and clear disclosure of any such adjustments in the DRR at the end of the performance period.

The Significant Adjusting Events guidelines consist of the following:

•
The event results from a strategic action that has a short-term impact on the performance of the Company, but is in the long-term interest of shareholders or the event was external and results in a significant change to the Company’s operating environment;

•	The event is a one off (as opposed to recurring) in nature;

•	The event is ‘significant’ which is defined by reference to its impact on the financial performance of the Company relative to a materiality threshold; and

•	The event was not taken into account when the performance targets were set.

Performance measures and targets
The table below sets out the rationale for performance measures chosen in respect of the EAI and LTIP.

Performance measures	Rationale	How targets are set
EAI Performance measures are determined on an annual basis with at least 80 percent always linked to financial performance
•
The combination of solely financial, operational and strategic measures provide a balanced assessment that is strongly aligned with corporate performance and allows the Company to focus annually on targets that drive towards the Company’s strategy.

•
The performance targets are determined annually by the Committee taking into account the Company’s business plan, market conditions and internal and external forecasts.
•
Targets are calibrated to reflect the Committee’s assessment of good to exceptional performance.
•
The Committee is of the opinion that disclosing precise targets for the EAI in advance would not be in shareholders’ interests. Except in circumstances where elements remain commercially sensitive, actual targets, performance achieved and awards made will be published at the end of the performance periods so shareholders can fully assess the basis for any payouts.

LTIP • Net Product Sales (20 percent) • Non GAAP diluted EPS (20 percent) • Non GAAP adjusted ROIC (20 percent) • Relative TSR (40 percent)
Net Product Sales[1] and Non GAAP diluted EPS[2] performance:
•
support our growth strategy
•
drive focus on balance of top line and bottom line performance
•
assess the growth commitment made under the Baxalta deal

Non GAAP adjusted ROIC[3]:
•
reflects long-term returns on strategic and M&A decisions
•
alignment with shareholder value creation and delivery of returns over the longer-term

Relative TSR:
•
has a direct alignment with value creation for our shareholders
•
will reflect the market’s view of the success of the business
•
is straight forward for participants and shareholders to understand

•
Net Product Sales, Non GAAP diluted EPS and Non GAAP adjusted ROIC targets are determined annually by the Committee taking into account the Company’s business plan, market conditions and internal and external forecasts.
•
Relative TSR is assessed in line with UK best practice with threshold payout occurring for performance at the median of the peer group, increasing on a straight line to maximum payout for upper quartile performance versus the peer group.
•
The Committee has determined that a global peer group of life sciences companies will form the constituents of the relative TSR group.
•
The use of an industry specific peer group means that the Executive Directors are only rewarded for strong performance relative to peer companies for which Shire is competing for investor capital. To create this focused list, peer companies were selected based on closeness of comparison to Shire in terms of size, complexity and operations. The precise constituents of the TSR peer group for each annual LTIP grant may change year on year as companies are taken over or their characteristics fundamentally change, but the intention is to retain as far as possible a consistent peer group year on year.
•
The relative TSR results are measured on a common currency basis.

1 Product Sales is defined as product sales from continuing operations.
2 Non GAAP diluted EPS is based upon Non GAAP net income attributable to the Company divided by the weighted average number of ordinary share equivalents outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares equivalents that were outstanding during the year, in which one ADS is equal to three Ordinary Shares. The Non GAAP measures exclude the impact of certain specified items that are highly variable, difficult to predict, and of a size that may substantially impact Shire’s operations.
3 Non GAAP adjusted ROIC aims to measure the true underlying economic performance of the Company, and considers a number of adjustments to ROIC as derived from the Company’s Non GAAP financial results including:

•	Adding back to Non GAAP operating income all R&D expenses and operating lease costs incurred in the period

•	Capitalizing on the Group’s balance sheet historical, cumulative R&D, in process R&D and intangible asset impairment charges and operating lease costs which previously have been expensed

•	Deducting from Non GAAP operating income and an amortization charge for the above capitalized costs based on the estimated commercial lives of the relevant products

•	Excluding the income statement and balance sheet impact of non-operating assets (such as surplus cash and non-strategic investments)

•	Taxing the resulting adjusted operating income at the underlying Non GAAP effective tax rate

Legacy matters in relation to Executive Director remuneration
The Committee will honor remuneration and related commitments to current and former directors (including the exercise of any discretions available to the Committee in relation to such commitments) where the terms were agreed prior to the approval and implementation of the Remuneration Policy detailed in this report.

Elements of the policy that continue to apply
The following existing arrangements will continue to operate on the terms and conditions set out in the relevant Portfolio Share Plan (PSP) and LTIP rules.

No further grants will be made under the LTIP on this basis. The final grant (2017 LTIP award) will vest in respect of the performance period ending in 2019 (with vesting in February 2020).

Purpose & link to strategy	Operation & Performance Assessment	Opportunity
LTIP
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

•
LTIP grants for the Executive Directors comprised two types of award:
•
SAR awards. A SAR is the right to receive Ordinary Shares or ADSs linked to the increase in value of Ordinary Shares or ADSs from grant to exercise.
•
PSU awards. A PSU is the right to receive a specified number of Ordinary Shares or ADSs.
•
SAR and PSU awards granted to Executive Directors vest three years from the date of grant, subject to the satisfaction of performance measures and are governed by the LTIP rules. SAR awards can be exercised up to the seventh anniversary of the date of grant.
•
Vesting of awards requires the achievement of two independent measures:
•
Product Sales targets (50 percent weighting); and
•
Non GAAP EBITDA targets (50 percent weighting).
•
The Committee will also use a Non GAAP adjusted ROIC underpin at the end of the three-year performance period to assess the underlying performance of the Company before determining final vesting levels.
•
The award may include dividend shares representing accumulated dividends on the portion of the award that vests.
•
The Committee reserves the right to make adjustments to the measures to reflect significant one off items that occur during the vesting period (SAEs). Potential SAEs are reviewed by the Committee against pre‑existing guidelines. The Committee will make full and clear disclosure of any such adjustments in the DRR at the end of the performance period.
•
A two-year holding period will apply following the three-year vesting period for both PSUs and SARs. Shares may be sold in order to satisfy tax or other relevant liabilities as a result of the award vesting.
•
Malus and clawback arrangements are in place. These are compliant with the Code and in line with best practice in this area.

•
Maximum annual awards for Executive Directors in face value terms were 840 percent of salary for grants under the LTIP, consisting of:
•
480 percent of base salary for SAR awards; and
•
360 percent of base salary for PSU awards
•
Award levels were set to reflect an individual’s role, responsibilities and experience.
•
Threshold vesting is equal to 20 percent of any award made, with maximum vesting being equal to 100 percent of any award made.

b)	Chairman and Non-Executive Director remuneration policy

Purpose and link to strategy	Operation	Opportunity
Overall remuneration
To attract and retain high caliber individuals by offering market competitive fee levels.
•
The Chairman is paid a single fee for all of his/her responsibilities. The Non-Executive Directors are paid a basic fee. The members and Chairmen of the main Board committees and the Senior Independent Director are paid a committee fee to reflect their extra responsibilities.
•
The Chairman and Non-Executive Directors receive 25 percent of their total fees in the form of shares.
•
Additional fees may be paid to Non-Executive Directors (excluding the Chairman) on a per meeting basis for any non-scheduled Board or Committee meetings required in exceptional or unforeseen circumstances, up to the relevant fee cap as set out in the Company’s Articles.
•
The Company reimburses reasonably incurred expenses (and tax there on) and the Chairman and Non-Executive Directors are also paid an additional fee in respect of each transatlantic trip made for Board meetings. In addition the Company may pay for tax support for the Chairman and Non-Executive Directors (and tax thereon).
•
The fees paid to the Chairman and the Non-Executive Directors are not performance related. The Non-Executive Directors do not participate in any of the Group share plans, pension plans or other employee benefit schemes.

•
The Chairman’s and Non‑Executive Directors’ fees are reviewed on an annual basis.
•
Fees are determined by the Executive Directors and the Chairman, with the exception of the Chairman’s fee which is determined by the Committee.
•
Fee levels, including any increases, are set taking into account the anticipated time commitment for the role, experience of the incumbent and competitive market levels among UK and global industry comparators.
•
Total fees will not exceed £3 million per the Company’s Articles of Association.

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

Fixed elements (Base salary, retirement and other benefits)
•
Base salary is positioned with reference to a global industry peer group and companies within the FTSE 50 used as a secondary reference point.
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

Short-term incentives - EAI
•
The appointed Executive Director will be eligible to earn a discretionary annual incentive award in accordance with the rules and terms of Shire’s Deferred Bonus Plan (under which the EAI operates).
•
The level of opportunity will be consistent with that stated in section (a) of this Policy.

Long-term incentives
•
The Executive Director will be eligible for performance based equity awards in accordance with the rules and terms of Shire’s LTIP.
•
The award levels will be consistent with that stated in section (a) of this Policy.

Maximum variable remuneration
•
The maximum variable remuneration for a new Executive Director (excluding any replacement awards) will be 600 percent under the LTIP and 180 percent under the EAI, in line with section (a) of this Policy.

Replacement awards
•
The Committee will consider what replacement awards (if any) are reasonably necessary to facilitate the recruitment of a new Executive Director in all circumstances. This includes an assessment of the awards and any other compensation or benefits item that would be forfeited on leaving their current employer.
•
The Committee will seek to structure any replacement awards such that overall they are no more generous in terms of quantum or vesting period than the awards due to be forfeited.
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

Notice period
•
The Committee’s policy is that Executive Directors’ service contracts should provide for a notice period of up to 12 months from the Company and the Executive Director.
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
•
Payments in lieu of notice could potentially include up to 12 months’ base salary and the cash equivalent of up to 12 months’ pension contributions, car allowance and other contractual benefits. There is no contractual entitlement to annual incentive payments in respect of the notice period - any award is at the Committee’s absolute discretion, performance related and capped at the contractual target level.
•
Payment in lieu of notice would be made where circumstances dictate that the Executive Directors’ services are not required for the full duration of their notice period. Contracts also allow for phased payments on termination, which allow for further reduction in payments if the individual finds alternative employment outside of the Company during the notice period.

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
•
Under the LTIP rules, where an individual is determined to be a ‘good’ leaver, unvested long-term incentive awards will vest at the normal vesting date subject to performance against applicable performance conditions and, unless the Committee determines otherwise, prorating for time. Any Committee determination will take into account a number of considerations, in particular performance and other circumstances relating to their termination of employment.
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
•
The Committee’s policy is that contracts of employment should not provide additional compensation on severance as a result of change in control.

Service contracts for Executive Directors
The service agreements of the Executive Directors are not fixed term and are terminable by either the Company or the Director on the following bases:

Director	Date of current service contract	Notice period
Flemming Ornskov	October 24, 2012	12 months
Jeffrey Poulton[1]	April 29, 2015	12 months
Thomas Dittrich[2]	November 19, 2017	12 months
1 Mr. Poulton left the Company on December 31, 2017.
2 Mr. Dittrich is expected to be appointed as CFO on March 19, 2018.

When setting notice periods, the Committee has regard to market practice and corporate governance best practice. All service contracts are available for viewing at the Company’s registered office and at the General Meeting.

Chairman and Non-Executive Directors
Non-Executive Directors have letters of appointment and are appointed by the Board ordinarily for a term of two years. Their initial appointment and any subsequent re-appointment are subject to election, and thereafter annual re-election by shareholders. Non-Executive Directors are not entitled to compensation for loss of office. All Non-Executive Directors are subject to a three-month notice period. In addition, David Ginsburg’s letter of appointment also contains specific provisions acknowledging his principal employer’s rights in respect of its property and proprietary information, and its policies as applicable to Dr. Ginsburg.

All service contracts and letters of appointment are available for viewing at the Company’s registered office and at the General Meeting.

External appointments
Executive Directors are permitted to hold one fee-paying external Non-Executive Directorship, subject to prior approval by the Board. Any fees received from such appointments are retained by the Executive Director. Dr. Ornskov was appointed to the Board of Directors of Waters Corporation effective June 22, 2017. During 2017, he received fees comprised of $32,000 and 594 shares, and was granted 3,042 stock options which are exercisable on June 22, 2018.

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

Remuneration element	CEO
Fixed elements comprise:
Base salary representing the CEO’s 2018 annualized base salary.
Retirement benefits representing the cash value of the total Company contributions to the Company plans.
Other benefits representing the value of annualized benefits included in the summary of 2017 remuneration table in Part 3(b) of this report (excluding any one-off items).
$1,688,000 (0 percent increase) 30 percent of salary
Executive Annual Incentive (EAI)	On-target = 90 percent of salary Maximum = 180 percent of salary
Long-Term Incentive Plan (LTIP) Represents the CEO’s 2018 LTIP award of 425 percent of salary (PSUs only) to be granted under the new Remuneration Policy.	On-target = 50 percent vesting Maximum = 425 percent of base salary

f)	Shareholder engagement
The Committee takes the views of shareholders very seriously and is committed to ongoing dialog with the Company’s shareholder base, which has a significant transatlantic element. This can take a variety of forms including meetings with major shareholders to consider significant potential changes to policy or specific issues of interest to particular shareholder groups, other dialogue to update shareholders and receive their feedback on planned refinements to arrangements, and annual voting on the DRR.

Al Stroucken discussed the proposed changes to the Remuneration Policy with over 30 of our largest shareholders and proxy advisory bodies in late 2017. The comments and suggestions made by shareholders during this engagement exercise were presented back to the Remuneration Committee at the October and December 2017 Remuneration Committee meetings and were instrumental in determining the final details of the new Remuneration Policy. Further information is set out in ‘Part One: Annual Statement’.

g)	Remuneration of other employees
The Committee recognizes that remuneration has an important role to play in supporting the implementation and achievement of the Company’s strategy and ongoing performance. When making remuneration decisions in respect of the Executive Directors, the Committee is sensitive to pay and employment conditions across the Company, in particular in relation to base salary decisions where the Committee considers the broader employee salary increase budget. The Committee approves the overall annual bonus funding for the Company each year and has oversight over the grant of all LTIP awards across the Company. In addition, annual incentive performance for the Executive Directors is measured against the backdrop of the same corporate scorecard that is appropriately used to assess performance across the organization.

The Committee has not expressly sought the views of employees and no remuneration comparison measurements were used when drawing up the Directors’ Remuneration Policy. However, many of the Company’s employees are shareholders through the Company’s all employee share plans, and are therefore able to express their views on director remuneration at each general meeting.

Shire has a diverse employee base, employing more than 23,000 people in over 60 countries. To the extent possible our remuneration philosophy is cascaded throughout the organization taking into account local practices where appropriate. All employees receive salary and benefits which are benchmarked to the local markets and countries in which they work. These are reviewed annually. The majority of employees participate in a bonus plan. The maximum opportunity available is based on role, responsibility and location, with the amount that can be earned based on the same corporate scorecard that is used for the Executive Directors.

Employees who hold key strategic positions or are deemed critical to the business through their performance are also offered the opportunity to participate in the LTIP, with approximately 4,700 employees granted annual awards in 2017. Similar to the discretionary bonus plan, the maximum opportunity available is based on role, responsibility and location. Awards are assessed on the same performance measures as those used in the executive LTIP being Net Product Sales, Non GAAP diluted EPS, Non GAAP adjusted ROIC and relative TSR. Shire operates all employee share plans in 17 countries which allow employees to become shareholders and share in the success of the Company. Over 4,500 employees participate with average annual contributions of $7,000.

Part 3 - Annual Report on Remuneration
a) Implementation of Directors’ Remuneration Policy in 2018
In 2018, the Executive Director and Non-Executive Director Remuneration Policies will be implemented as follows:

Executive Director Remuneration Policy

Base salary

Implementation in 2018 - Base salaries effective April 1, 2018
CEO	$1,688,000 (0 percent increase on prior year)
CFO	CHF 750,000

CEO: Following the 25 percent salary increase awarded to Dr. Ornskov during 2015, the Committee has committed to freezing his salary at this level for the next three years.
CFO: Upon his expected appointment on March 19, 2018, Mr. Dittrich will receive an annual base salary of CHF 750,000.

Retirement and other benefits

Implementation in 2018 - Retirement benefit contributions
CEO	30 percent
CFO	14 percent (while based in Switzerland increasing to 20 percent upon relocation to the U.S.)

The implementation of policy in relation to retirement and other benefits is unchanged and in line with the Remuneration Policy in Part 2(a) of this report.

Executive Annual Incentive

Implementation in 2018 - EAI opportunity
CEO	180 percent of base salary (no change from prior year)
CFO	160 percent of base salary (no change from prior year)

A scorecard approach will continue to be used for the 2018 EAI and will be comprised of 80 percent financial and 20 percent non-financial performance measures (representing an increase in the financial component from 75 percent in prior years). This weighting recognizes the critical importance of financial results to our shareholders and bonus affordability as well as the important role that non-financial performance plays in the success and growth of the Company. These measures are aligned with and support our four key strategic drivers for 2018 of Growth, Innovation, Efficiency and People. The individual performance element in the EAI has been removed such that awards are determined solely based on the achievement of corporate performance.

The targets themselves are considered to be commercially sensitive on the grounds that disclosure could damage the Company’s commercial interests. However, retrospective disclosure of the targets and performance against them will be provided in next year’s Annual Report on Remuneration to the extent that they do not remain commercially sensitive at that time. Financial and non-financial targets are set at the start of the performance year and are approved by the Committee. The Committee believes the 2018 targets are suitably challenging, relevant and measurable.

The 2018 corporate scorecard and the calculation of the bonus outcome for Executive Directors is set out below:

Long-Term Incentives

Following the year-end review, the Committee made the following 2018 LTIP award decisions which are in line with the disclosed Policy in Part 2(a) of this report. These awards will be made following shareholder approval of the revised Policy at the 2018 AGM:

2018 LTIP award	Award type	Face value of threshold vesting (percentage of 2018 salary)	Face value of maximum vesting (percentage of 2018 salary)	Face value of maximum vesting (000’s)
Flemming Ornskov	PSU	85%	425%	$7,174
Thomas Dittrich	PSU	71%	357%	CHF 2,679

No 2018 LTIP award will be granted to Mr. Poulton given his departure from the Company on December 31, 2017.

Threshold vesting is equal to 20 percent of any award granted, target vesting is equal to 50 percent of any award granted and maximum vesting is equal to 100 percent of any award granted. Vesting is on a straight line basis between each of these three points. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.

For the 2018 grant, the Committee has determined that LTIP awards will be tested against four independent measures at the end of a three-year performance period: Net Product Sales, Non GAAP diluted EPS, Non GAAP adjusted ROIC and relative TSR.

As set out on page 102, the Company's revised outlook for sales in combination with the wider changes in our business model has implications for earnings and returns trajectories for the next three years. These are reflected in the performance ranges for Net Product Sales, Non GAAP diluted EPS and Non GAAP adjusted ROIC. The Committee has considered this carefully and is satisfied that the performance ranges set for 2018 remain very stretching in the context of the revised business expectations. The weightings, threshold and maximum target figures are provided in the table below.

2018 LTIP targets	Weighting	Threshold (20 percent)	Target (50 percent)	Maximum (100 percent)
Net Product Sales	20 percent	$16,000m	$16,600m	$18,000m
Non GAAP diluted EPS	20 percent	$17.10	$18.20	$20.00
Non GAAP adjusted ROIC	20 percent	7.5%	8.0%	8.5%

Relative TSR (40 percent weighting)
Relative TSR will be measured against a custom peer group of global life sciences companies. To create this focused list, peer companies were selected based on closeness of comparison to Shire in terms of size, complexity and operations. Selection against these criteria resulted in the following group of 20 peer companies for the 2018 LTIP award.

AbbVie Inc.	Eli Lilly and Co
Alexion Pharmaceuticals Inc.	Gilead Sciences Inc.
Allergan plc	GlaxoSmithKline PLC
Amgen Inc.	Merck & Co Inc.
AstraZeneca PLC	Novo Nordisk A/S
Biogen Inc.	Pfizer Inc.
Biomarin Pharmaceutical Inc.	Regeneron Pharmaceuticals Inc.
Bristol-Myers Squibb Co	Sanofi SA
Celgene Corp	UCB SA
CSL Ltd	Vertex Pharmaceuticals Inc.

Assessment against the peer group will be calibrated so that threshold payout is achieved for meeting the median TSR performance of the peer group increasing to a maximum payout for meeting upper quartile TSR performance of the peer group. Any changes to the peer group as a result of corporate activity (e.g. a company delisting), will be reported as part of the disclosure of the LTIP vest.
A two-year holding period will apply following the three-year vesting period. Clawback and malus arrangements are in place for awards to cover situations where results are materially misstated or in the event of serious misconduct.

New joiner replacement awards

Details of the replacement awards due to be made to Thomas Dittrich following his expected appointment as Chief Financial Officer are set out below.

	2017 annual bonus	2015 LTIP award	2016 LTIP award
Value	Equal to the value of the actual bonus that Mr. Dittrich would have received from his previous employer less the value of any payment received	CHF 1,320,000	CHF 1,000,000
Vehicle	75 percent cash and 25 percent deferred Shire shares	Shire shares	Shire shares
Performance conditions	Financial performance disclosed in previous employer’s 2017 compensation report (published in February 2018)	Actual disclosed performance in previous employer’s 2018 compensation report (published in February 2019)	Shire 2018 LTIP performance measures
Vesting date	Deferred shares will vest in March 2021	March 2019	March 2021

The forfeited 2017 annual bonus would have been delivered fully in cash by Mr. Dittrich's previous employer, however, the Committee considered it would be appropriate to deliver the value using the same mechanism as Shire’s EAI with 75 percent payable in cash and 25 percent deferred into Shire shares which would not be released for three years (together with shares representing accumulated dividends).

For the long-term incentive awards, the Committee considered the forfeited awards in detail and sought to structure these replacement awards such that overall they were no more generous in terms of quantum or vesting period than the long term incentives due to be forfeited, with particular reference to the performance conditions applied to the award. The Committee aimed to ensure that they were in the best interests of shareholders and appropriate to secure Mr. Dittrich’s appointment to Shire. All payments are in line with the approved Remuneration Policy.

Chairman and Non-Executive Director remuneration policy

2018 fee levels for the Chairman and Non-Executive Directors remain unchanged for the fourth year since 2015.

Basic fees (effective January 1, 2018)	2018
Chairman (inclusive of all committee appointments)	£450,000
Senior Independent Director	£98,000
Non-Executive Director	£93,000

The Chairman and Non-Executive Directors will continue to receive 25 percent of their total fees in the form of shares.

In addition to the basic fee, a committee fee will be paid to the members and Chairman of the Audit, Compliance & Risk, Remuneration, Science & Technology and Nomination & Governance Committees.

Committee fees (effective January 1, 2018)	Chairman	Member
Audit, Compliance & Risk	£25,000	£12,500
Remuneration	£25,000	£12,500
Science & Technology	£20,000	£10,000
Nomination & Governance	£17,500	£8,750

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

b) 2017 single total figure of remuneration for Executive Directors (subject to audit)
The summary table of 2017 remuneration for the Executive Directors comprises a number of key components which are set out in further detail in the relevant sections that follow.

		Fixed elements				Variable elements				Total
		Base salary	Retirement benefits	Other benefits	Total fixed pay	Short-term incentives - EAI		Long-term incentives[2]	Total variable pay
						Cash element	Deferred share element
Flemming Ornskov	2017	1,688,000	506,400	72,330	2,266,731	1,401,462	467,154	1,126,544	2,995,160	5,261,891
	2016	1,688,000	506,400	582,221	2,776,621	1,993,950	664,650	5,135,904	7,794,504	10,571,125
Jeff Poulton[1]	2017	604,296	150,268	65,157	819,720	450,003	150,001	—	600,004	1,419,723
	2016	587,423	146,938	55,003	789,364	621,600	207,200	135,993	964,793	1,754,157
Note: Dr. Ornskov’s and Mr. Poulton's remuneration, which is paid through the U.S. payroll, is reported in U.S. Dollars.
1 Mr. Poulton left the Company on December 31, 2017.
2 In the 2016 DRR, the value of LTIP awards vesting in respect of 2016 (vesting at 100 percent of maximum) was calculated using the average share price over the last quarter of 2016 of $177.25. These figures have been restated to reflect the actual share price at the vesting date on February 28, 2017 of $181.32. For Dr. Ornskov, the value of his LTIP awards vesting in 2017 represents his 2015 PSU award only (vesting at 38 percent of maximum) and has been valued using the average share price over the last quarter of 2017 of $148.21. His 2015 SAR award is currently underwater given the strike price of $245.48 and is therefore valued at $0.

Base salary

•	Dr. Ornskov’s base salary of $1,688,000 remains unchanged from 2015, following the Committee’s decision to freeze his salary for a period of three years effective July 1, 2015.

•	Mr. Poulton’s base salary was increased by 3 percent from $592,000 to $609,760 effective April 1, 2017.

Retirement benefits

•	Dr. Ornskov received a contribution at a rate of 30 percent of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account.

•	Mr. Poulton received a contribution at a rate of 25 percent of his base salary through a combination of contributions to the Company’s 401(k) Plan and credits to his SERP account.

Other benefits

•
The 2017 figures for Dr. Ornskov and Mr. Poulton principally include car allowance, financial and tax advisory support, long-term disability and life insurance and private medical, dental and vision cover.

•
The 2016 figure for Dr. Ornskov includes costs of $521,464 associated with the relocation of Dr. Ornskov’s family to join him in Boston. The amount includes the grossed-up cost of tax paid by the Company on behalf of the CEO.

Short-term incentives

2017 EAI outcome
Name	Total	Cash element	Deferred shares element[1]	(as a percentage of target)	(as a percentage of maximum)
Flemming Ornskov	$1,868,616 (111 percent of salary)	$1,401,462	$467,154	123 percent	62 percent
Jeff Poulton	$600,004 (98 percent of salary)	$450,003	$150,001	123 percent	62 percent
1 25 percent of the EAI outcome is deferred into shares for three years.

The Corporate Scorecard outcome is calculated by way of a weighted average of the outcomes of the financial and non-financial performance measures. For each performance measure, outperformance or underperformance is measured as a percentage achievement against the target. Performance at target results in 100 percent of the target bonus with up to a maximum of 200 percent of the target bonus for maximum performance. Maximum performance is set 10 percent above target and threshold performance at 10 percent below target, so the Committee considers the target ranges to be very challenging. The Corporate Scorecard outcome determines the bonus funding for all individuals within the plan.

For 2017, the Committee approved the Corporate Scorecard outcome of 123 percent set out in the table on the following page. Consistent with the proposed Policy, the Remuneration Committee determined that the Executive Directors’ annual incentive outcomes should be aligned with the overall corporate funding of the Company’s bonus pool with no additional application of any personal multiplier.

2017 Corporate Scorecard					Results		Bonus funding
Financials	Weight (a)	Threshold	Target	Max	Actual	Actual as a percentage of Target	Funding Score[3] (b)	Overall Score (a*b)
Net Product Sales	25%	$13,176m	$14,640m	$16,104m	$14,449m	99%	87%	22%
Non GAAP EBITA[1]	30%	$5,343m	$5,937m	$6,531m	$6,052m	102%	119%	36%
Non GAAP adjusted ROIC[1,2]	20%	5.84%	6.49%	7.14%	6.57%	101%	112%	22%
Financials Total	75%					101%	107%	80%
Non-Financials	Weight (c)	Goals not met	Target	Goals exceeded	Actual	Overall performance	Funding Score (d)	Overall score (c*d)
Growth	15%	90% -100%	100%	100%- 110%	110%	108%	183%	28%
Innovation					107%
Efficiency	10%				109%	106%	156%	16%
People					103%
Non-Financials Total	25%					107%	173%	43%
Scorecard Total	100%					102%		123%
Note: Actuals and bonus funding scores have been rounded to the nearest whole percentage and therefore individual totals may not add up to the overall bonus funding score of 123 percent.
1 For the purposes of the Corporate Scorecard multiplier calculation, Non GAAP EBITA and Non GAAP adjusted ROIC have been adjusted to exclude the cost of the annual bonus corporate multiplier on the full year results.
2 The disclosed Non GAAP adjusted ROIC target range incorporates the impact of an accounting change made in respect of depreciation during the 2017 financial year. The Non GAAP adjusted ROIC outcome of 6.57% also reflects this accounting treatment.
3 Every one percent change in the outcome achieved results in a 10 percent increase/decrease in funding.

Additional details of the non-financial performance outcomes are set out in the table below.

Non-financial performance measures	Strategic driver	Key achievements
Pipeline and pre-commercial	Growth
•
Executed 50 product launches globally, including 18 across targeted products (HYQVIA, CUVITRU, VYVANSE, INTUNIV, ONCASPAR, ONIVYDE)
•
U.S. market approval and subsequent launch of MYDAYIS
•
International submission for XIIDRA (LIFITEGRAST) and approval in Canada
•
Conditional EU approval for Natpar
•
Entered into agreements with Novimmune, MicroHealth and Rani Therapeutics focused on advancing innovation for patients suffering from hemophilia and with Parion Sciences focused on Dry Eye Disease and with AB Biosciences focused on autoimmune disorders

Innovation
•
Achieved high quality topline Phase 3 data for SHP643 ahead of target
•
Successfully initiated seven new Phase 3 programs, including SHP640 for patients with bacterial and adenoviral conjunctivitis and SHP620 for patients with cytomegalovirus infection
•
Submission of four IND applications from the early pipeline
•
Alignment with the FDA on registrational path forward for SHP647

Organizational effectiveness	Efficiency
•
Executed on pre-established metrics for ongoing integration of Baxalta, including being ahead of schedule to achieve $700M run-rate synergies by year three post-close
•
Delivered $491M (8 percent of external spend) in procurement savings
•
Delivered Network Study recommendations for improved supply chain efficiency ahead of target
•
Completed immunoglobulin (IG) conformance lots for Covington ahead of target and filed the PAS for Covington site

People
•
Over 95 percent of employees completed mandatory corporate compliance training by year-end
•
Implemented Workday / AON Self Service Model on time and on budget
•
Conducted multiple employee engagement surveys in 2017, and developed action plans for optimizing future engagement in critical functions / locations
•
Implemented global strategy for talent development and succession planning

Long-term incentives

Vesting of 2015 LTIP awards

2015 LTIP outcome
Flemming Ornskov	38 percent of maximum opportunity (2014 award: 100 percent)

The table below sets out a summary of the number of shares vesting and the resulting gross estimated vesting value for the 2015 LTIP award for Dr. Ornskov. The 2015 LTIP award for Mr. Poulton lapsed in full upon termination as he left the Company prior to the vesting date on April 30, 2018. This estimate is on the basis of an average share price over the final quarter of 2017 of $148.21, given that the 2015 LTIP award vests following the date of this report.

Name	Award type	Date of grant	Number of shares under original award[1]	Percentage of total award vesting[2]	Number of shares vesting[1]	Number of dividend shares[3]	Total number of shares vesting	Share Price at vesting[4]	Value at vesting[4]
Flemming Ornskov	PSU	April 30, 2015	19,799	38%	7,523	78	7,601	$148.21	$1,126,544
	SAR		26,398	38%	10,031	—	10,031	$148.21	$—
1 Awards were granted on April 30, 2015 and will vest on April 30, 2018 over ADSs.
2 The figures represent the number of shares vesting taking into account performance against applicable performance conditions (see performance outcome below).
3 The vesting of PSUs includes dividend shares representing any accrued dividends, in accordance with the relevant plan rules.
4 Based on the average share price over the last quarter of 2017 of $148.21. The 2015 SAR awards are currently underwater given their strike price of $245.48 and are therefore valued at $0.

2015 LTIP performance measures outcome - performance period ended on December 31, 2017

	Targets		Outcome
	Threshold	Maximum	Actuals	Percentage of maximum achieved	Percentage of award eligible for vesting
Net Product Sales	$13,953m	$15,389m	$14,449m	48%	38%
Non GAAP EBITDA	$6,414m	$7,143m	$6,493m	29%
Non GAAP adjusted ROIC	7.75%		8.1%	—

The Non GAAP adjusted ROIC underpin of 7.75 percent has to be met in full for awards to be eligible for vesting. To the extent that the Net Product Sales and Non GAAP EBITDA measures are achieved, 20 percent of the award is payable for threshold performance and 100 percent payable for maximum vesting, with straight-line vesting within this performance range.

c) Other audited disclosures

Scheme interests awarded during 2017 (subject to audit)

2017 LTIP awards

The following table set out details of the SAR and PSU awards granted to the Executive Directors under the LTIP during 2017.

Vesting of the 2017 LTIP awards will be determined by the Committee taking into account performance over the performance period (January 1, 2017 to December 31, 2019). In addition, any Significant Adjusting Events that are relevant will be taken into consideration, as well as an overall assessment of the underlying performance of the Company.

Name	Award type (ADS)	Number of ADSs awarded	Share price on grant / Exercise price	Percentage of award vesting for threshold performance	Percentage of award vesting for maximum performance	Face value of threshold vesting (percentage of 2017 salary)	Face value of maximum vesting (percentage of 2017 salary)	Face value of maximum vesting (000’s)
Flemming Ornskov	SAR	30,536	$181.63	20%	100%	66%	329%	$5,546
	PSU	22,902				49%	246%	$4,160
Jeff Poulton	SAR	10,709				66%	329%	$1,945
	PSU	8,032				49%	246%	$1,459

The maximum SAR and PSU awards are granted and, subject to the achievement of performance conditions, are adjusted at the date of vesting. The number of SARs and PSUs as well as the exercise price for SAR awards is calculated using an approach based on the average three day closing mid-market share price at the date of grant of February 28, 2017.

EAI deferred shares granted in 2017 (in respect of 2016 EAI outcome)

Twenty-five percent of any outcome under the EAI is deferred into shares. To satisfy these, awards of Restricted Stock Units were granted in March 2017 under the Deferred Bonus Plan (DBP) (a sub plan of the LTIP) as follows to Executive Directors as part of their 2016 EAI award and will vest three years from the point of deferral subject to the terms of the plan rules.

	Number of ADSs awarded	Share price at grant[1]	Face value of award[2]	Vesting date
Flemming Ornskov	3,721	$178.58	$664,496	March 10, 2020
Jeff Poulton	1,160		$207,153	March 10, 2020
1 The share price is based on the average three day closing mid-market share price up to and including the date of grant.
2 Based on the share prices on the date of grant of March 10, 2017.

Directors’ shareholdings and scheme interests (subject to audit)

Under the new Remuneration Policy, the CEO, CFO and other members of the Executive Committee are required to own shares in the Company equivalent to 500 percent and 300 percent (previously 200 percent and 150 percent) of base salary, respectively, within a five year period following their appointment. All shares beneficially owned by an executive or deferred under the EAI count towards achieving these guidelines. The Committee reviews share ownership levels annually for this group. Current shareholding levels for Directors are set out in the table below and show that the new shareholding guideline for the CEO has been significantly exceeded, thus demonstrating his alignment with shareholder interests.

Summary of Executive Directors’ shareholdings and scheme interests

	Security type[1]	Shareholding as at Dec 31, 2017 or date of resignation[2]	Scheme interests as at Dec 31, 2017[2]				Total interests	Total shares held which count towards the shareholding guidelines (as a percentage of salary as at Dec 31, 2017)
			Total RS / RSUs awarded under the EAI[3]	Subject to the achievement of performance conditions[4]:		Total SARs vested but unexercised[5]
				Total PSUs/RSUs unvested	Total SARs unvested
Flemming Ornskov	ADS	55,546	10,467	75,198	100,263	98,759	340,233	788%
	Ord Shares	45,900	0	0	0	0	45,900
Jeff Poulton[6]	ADS	4,796	1,720	24,939	33,252	15,046	79,753	175%
1 One ADS is equal to three Ordinary Shares.
2 With the exception of the following transactions in shares, no changes in Directors’ interests have occurred during the period December 31, 2017 to February 16, 2018. On February 13, 2018, Restricted Stock (RS) in respect of ADSs awarded to Dr. Ornskov under the EAI vested. 2,546 ADSs were released, inclusive of an increase, pursuant to the terms of the EAI, equivalent to the value of dividends paid by the Company in respect of the ADSs from the award date to the date of vesting. Of the 2,546 ADSs released, 1,572 ADSs were sold at an average price of $132.01 per ADS to satisfy personal tax liabilities arising from the vesting.
3 This represents unvested RS and Restricted Stock Units (RSUs) awarded under the EAI which are not subject to performance conditions and which are forfeited in the case of termination for cause.
4 All unvested awards are subject to the achievement of performance conditions, adjusted at the date of vesting, with the exception of RS and RSUs awarded under the EAI.
5 Vested but unexercised SARs are no longer subject to the achievement of performance conditions.
6 Mr. Poulton's shareholding has been rounded up to the nearest whole ADS, with his precise shareholding including a fractional entitlement to an ADS resultant of the operation of a dividend reinvestment plan.

Awards under the Company’s long-term incentive plans and broad-based share plans are satisfied either by market purchased shares which are held in an employee benefit trust or the issue of new shares within the limits agreed by shareholders when the plans were approved. These limits comply with the Investment Association’s guidelines which require that no more than 10 percent of a company’s issued share capital be issued in accordance with all employee share plans in any 10 year period, with no more than 5 percent issued in accordance with discretionary employee share plans.

Executive Directors’ scheme interests

Award type (1)	Date of award	As at Jan 1, 2017	Awarded	Dividend shares (2)	Lapsed	Exercised / released	As at Dec 31, 2017	Exercise price	Share price on exercise / release	Normal exercise period / vesting date
Flemming Ornskov
SAR[3]	February 28, 2013	45,601					45,601	$95.04		Feb 28, 2016 to Feb 28, 2020
SAR[3]	May 2, 2013	18,984					18,984	$91.59		May 2, 2016 to May 2, 2020
SAR[3]	February 28, 2014	34,174					34,174	$168.54		Feb 28, 2017 to Feb 28, 2021
PSU[3]	February 28, 2014	25,631		284		25,915			$181.32	Feb 28, 2017
RS (EAI)[4]	March 31, 2014	2,703		32		2,735			$175.26	Mar 31, 2017
RS (EAI)[4]	February 13, 2015	2,501					2,501			February 13, 2018
SAR[3,5]	April 30, 2015	26,398					26,398	$245.48		Apr 30, 2018 to Apr 30, 2022
PSU[3,5]	April 30, 2015	19,799					19,799			April 30, 2018
SAR[3,5]	February 26, 2016	43,329					43,329	$161.42		Feb 26, 2019 to Feb 26, 2023
PSU[3,5]	February 26, 2016	32,497					32,497			February 26, 2019
RSU (EAI)[4]	March 11, 2016	4,245					4,245			March 11, 2019
SAR[3,5]	February 28, 2017		30,536				30,536	$181.63		Feb 28, 2020 to Feb 28, 2024
PSU[3,5]	February 28, 2017		22,902				22,902			February 28, 2020
RSU (EAI)[4]	March 10, 2017		3,721				3,721			March 10, 2020
Jeff Poulton
SAR	February 28, 2012	4,376					4,376	$105.50		Feb 28, 2015 to Feb 28, 2019
SAR	February 28, 2013	2,708					2,708	$95.04		Feb 28, 2015 to Feb 28, 2020
SAR	February 28, 2013	5,419					5,419	$95.04		Feb 28, 2016 to Feb 28, 2020
SAR	February 28, 2014	635					635	$168.54		Feb 28, 2015 to Feb 28, 2021
SAR	February 28, 2014	635					635	$168.54		Feb 28, 2016 to Feb 28, 2021
SAR	February 28, 2014	1,273					1,273	$168.54		Feb 28, 2017 to Feb 28, 2021
RSU	February 28, 2014	669		7		676			$181.32	Feb 28, 2017
PSU[3]	February 28, 2014	742		8		750			$181.32	Feb 28, 2017
SAR[3,5]	April 30, 2015	8,862					8,862	$245.48		Apr 30, 2018 to Apr 30, 2022
PSU[3,5]	April 30, 2015	6,646					6,646			April 30, 2018
SAR[3,5]	February 26, 2016	13,681					13,681	$161.42		Feb 26, 2019 to Feb 26, 2023
PSU[3,5]	February 26, 2016	10,261					10,261			February 26, 2019
RS (EAI)[4]	March 11, 2016	560					560			March 11, 2019
SAR[3,5]	February 28, 2017		10,709				10,709	$181.63		Feb 28, 2020 to Feb 28, 2024
PSU[3,5]	February 28, 2017		8,032				8,032			February 28, 2020
RSU (EAI)[4]	March 10, 2017		1,160				1,160			March 10, 2020
1 All awards are over ADSs. The number of ADSs for which PSU, RSU and SAR awards are granted is calculated using the average three day closing mid-market ADS price at the time of grant. The number of ADSs in respect of which a RS award is granted is determined by the acquisition price per ADS at the time of grant. Unless otherwise indicated, all awards are granted under the Shire Long-Term Incentive Plan or its predecessor plan; the Shire Portfolio Share Plan.
2 In accordance with the rules of the respective share plans, the vested PSU, RSU and RS awards have been increased to reflect the dividends paid by Shire in the period from the date of grant to the date of vesting.
3 The maximum SAR and PSU awards are granted and, subject to the achievement of performance conditions, adjusted at the date of vesting. Performance conditions attached to SAR and PSU awards granted in 2013 and 2014 are Non GAAP adjusted ROIC and Non GAAP EBITDA targets within a performance matrix. Performance conditions attached to SAR and PSU awards granted from 2015 onwards are Product Sales and Non GAAP EBITDA targets with a Non GAAP adjusted ROIC underpin. In all cases, awards will only vest if the Committee determines that the underlying performance of the Company is sufficient to justify the vesting of the award.
4 25 percent of any outcome under the EAI is deferred into shares through the grant of Restricted Stock Units or Restricted Shares.
5 A two year holding period will apply following the three year vesting period for SAR and PSU awards granted from 2015 onwards.

On October 31, 2017, Dr. Ornskov and Mr. Poulton each exercised an option over 100 notional ADSs granted under the Shire Global Employee Stock Purchase Plan (GESPP) at an exercise price of $123.90 per ADS. On November 1, 2017, Dr. Ornskov was granted an option over notional ADSs pursuant to the GESPP; electing to save $480.76 per fortnight.

Non-Executive Directors’ scheme interests

Board member	Security type[1]	Shareholding as at December 31, 2017[2]
Susan Kilsby	ADS	8,285
William Burns	Ord Shares	4,620
Dominic Blakemore	Ord Shares	2,141
Olivier Bohuon	Ord Shares	2,414
Ian Clark	ADS	188
Gail Fosler	ADS	8,083
Steven Gillis	ADS	1,595
David Ginsburg	ADS	1,019
Sara Mathew	ADS	2,817
Anne Minto	Ord Shares	5,876
Albert Stroucken [3]	ADS	20,085
1 One ADS is equal to three Ordinary Shares.
2 No changes in Directors’ interests have occurred during the period December 31, 2017 to February 16, 2018.
3 Mr. Stroucken’s shareholding includes 14,000 ADSs held in a grantor retained annuity trust, in respect of which he is the sole trustee.

d) 2017 single total figure of remuneration for the Chairman and Non-Executive Directors (subject to audit)

	Board fees		Committee fees				Travel allowance[2]	Total 2017 fees	Total 2016 fees
	Basic fee	Additional fees[1]	Audit, Compliance & Risk Committee	Remuneration Committee	Nomination & Governance Committee	Science & Technology Committee
Susan Kilsby	£450,000						£25,000	£475,000	£477,057
William Burns	£98,000	£11,000		£12,500	£8,750	£10,000	£10,000	£150,250	£162,672
Dominic Blakemore[3]	£93,000	£8,000	£22,868	£10,962			£10,000	£144,830	£143,000
Olivier Bohuon[4]	£93,000	£12,000		£12,500	£7,673	£1,231	£10,000	£136,404	£130,413
Ian Clark[5]	£92,642	£10,000		£10,962		£8,769	£15,000	£137,373
Gail Fosler	£93,000	£6,000	£12,500				£20,000	£131,500	£71,694
Steven Gillis	£93,000	£10,000	£12,500	£12,500		£10,000	£20,000	£158,000	£161,057
David Ginsburg	£93,000	£5,000			£8,750	£20,000	£20,000	£146,750	£152,807
Sara Mathew[6]	£93,000	£10,000	£14,633	£1,538	£7,673		£25,000	£151,845	£147,000
Anne Minto[7]	£93,000	£12,000		£25,000	£8,750		£10,000	£148,750	£157,802
Albert Stroucken[8]	£93,000	£13,000	£12,500	£17,661			£25,000	£161,161	£80,734
1 For Board and Committee meetings attended in addition to those scheduled as part of the normal course of business.
2 The Non-Executive Directors receive an additional fee of £5,000 where transatlantic travel is required to attend Board meetings.
3 Dominic Blakemore was appointed to the Remuneration Committee on February 15, 2017. Mr. Blakemore stepped down as Chairman of the Audit, Compliance & Risk Committee on October 27, 2017, though continues to serve as a member of the Committee.
4 Olivier Bohuon was appointed to the Nomination & Governance Committee, and stepped down from the Science & Technology Committee, on February 15, 2017.
5 Ian Clark was appointed to the Board on January 3, 2017, and to the Remuneration Committee and Science & Technology Committee on February 15, 2017.
6 Sara Mathew was appointed to the Nomination & Governance Committee, and stepped down from the Remuneration Committee, on February 15, 2017. Ms. Mathew was appointed Chairman of the Audit, Compliance & Risk Committee on October 27, 2017, having previously served as a member of the Committee.
7 Anne Minto stepped down as Chairman of the Remuneration Committee on August 3, 2017, though continues to serve as a member of the Committee. Given the time commitment required of Ms. Minto to support the shareholder consultation on the new Remuneration Policy and transition to Mr. Stroucken as the new Remuneration Committee Chair, the Board approved to pay Ms. Minto an additional fee at a value equivalent to the Remuneration Committee Chair fee until she steps down as a Director of the Company at the AGM in April 2018.
8 Albert Stroucken was appointed Chairman of the Remuneration Committee on August 3, 2017, having previously served as a member of the Committee.

e) Departure Arrangements for Jeff Poulton (subject to audit)

Mr. Poulton stepped down from Shire’s Board of Directors and his role as CFO on December 31, 2017. In line with the Committee’s Policy, the Committee considered the overall circumstances of the departure, as well as performance, contractual obligations and plan rules. The Committee’s determinations, which were consistent with the Executive Directors’ termination policy, are set out below.

Salary, retirement and other benefits
In accordance with his employment contract and the Company’s Directors’ Remuneration Policy, Mr. Poulton will receive payments of salary, pension and benefits in lieu of his notice period (i.e. the period from January 1, 2018 to August 20, 2018) with a value of $494,997.

The payments will be reduced by the value of his salary and pension benefits from his new employment during his notice period following his departure from Shire and the first payments will be delayed by six months to comply with U.S. tax regulations. The first payment will therefore not be made until the first payroll date in July 2018.

Mr. Poulton will continue to be eligible to participate in the Company’s medical and dental benefit plans for the remainder of his notice period following his departure with Shire. To the extent that he becomes entitled to health coverage from his new employment, this benefit will cease immediately.

EAI
Deferred shares granted under the EAI, will continue to vest at the normal date being the end of the respective three-year holding periods (further details are set out in the table below).

Date of grant	Number of ADSs	Release date
March 11, 2016	560	March 11, 2019
March 10, 2017	1,160	March 10, 2020

Mr. Poulton received an EAI award for the 2017 performance year which was determined based on actual performance achieved against the 2017 Corporate Scorecard of 123.08 percent. 75 percent of this award will be paid in cash in March 2018 in line with the Directors’ Remuneration Policy and 25 percent will be granted in Restricted Stock Units (to be released in March 2021). This award will be subject to malus and clawback provisions.

Mr. Poulton will not participate in the EAI for the 2018 performance year.

LTIP
All outstanding equity awards granted under the Company’s LTIP lapsed in full upon termination (i.e. those granted in 2015, 2016 and 2017).

Vested SAR awards, in accordance with the terms of the legacy Portfolio Share Plan (PSP), remain exercisable for a period of 12 months after the departure date, and if not exercised will lapse.

Mr. Poulton will not be granted an LTIP award in 2018 or any subsequent year.

f) Payments to past Directors (subject to audit)
No payments (other than the payments made to Mr. Poulton set out above) have been made to past Directors for the relevant financial year.

g) Non-audited disclosures

TSR performance graph and CEO pay
The graph below shows the TSR for Shire and the FTSE 100 Index over a nine-year period. TSR is calculated as the change (indexed) between the fourth quarter TSR (average for the period) in the relevant year and the base year. The FTSE 100 Index reflects the 100 largest quoted companies by market capitalization in the UK and has been chosen because the FTSE 100 represents the broad market Index within which the Company’s shares are traded. The graph illustrates the change in value of a hypothetical £100 holding over nine years commencing December 31, 2008 and ending December 31, 2017.

	2009	2010	2011	2012	2013		2014	2015	2016	2017
	Mr. Russell					Dr. Ornskov[2]
Short-term incentive (percentage of maximum)	70%	65%	50%	48%	26%	81%	100%	100%	88%	62%
Long-term incentive[1] (percentage of maximum)	84%	88%	100%	100%	50%	0	0	100%	100%	38%
Total remuneration ($'000)	$4,781	$9,634	$17,506	$13,430	$5,759	$3,402	$4,137	$16,939	$10,571	$5,261
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

	Percentage change between 2016 to 2017
	Salary and fees	Taxable benefits	Short-term incentives[1]
CEO[2]	0%	(88)%	(30)%
All other employees[3]	7%	8%	6%
1 Due to timing of the 2017 year end process, the actual short-term incentive figures for all other employees had not been finalized by the date of this report. Therefore, the 2017 short-term incentive figures represent target figures multiplied by the 2017 Corporate Bonus Modifier score approved by the Committee in early February, which represents the Company’s best estimate of actual bonus outcomes.
2 Reflects the 2016 and 2017 remuneration for Dr. Ornskov as reported in the single total figure of remuneration table in Part 2(b).
3 Reflects the average change in remuneration for all other Legacy Shire employees that were eligible for annual bonuses under Shire’s corporate bonus plan. To help minimize distortions in the underlying data, certain adjustments have been made. In particular, the figures have been prepared on the basis of permanent employees who have been employed with the Company for the two preceding calendar years to provide for a consistent employee comparator group (the figures therefore exclude Legacy Baxalta employees). This approach is consistent with the disclosure presented in the 2016 Annual Report on Remuneration.

•
The above disclosure shows a significant decrease in the CEO’s taxable benefits of 88 percent from 2016 to 2017. This is due to the specific support that was provided to the CEO in 2016 to relocate his family from Switzerland to Boston. The benefit provision for 2016 is not typical and it is not intended that such support will be provided in future years.

•
In addition, there has been a 30% decrease in short-term incentives for the CEO from 2016 to 2017 as a result of the Committee determining that the CEO’s 2017 short-term incentive outcome should be aligned with overall corporate funding of the Company’s bonus pool. As such, the CEO’s 2017 award is equal to the corporate funding of 123 percent of target (versus 175 percent of target in 2016).

Relative importance of spend on pay

	2017	2016	Percentage change
Overall spend on pay ($ millions)[1]	1,208.00	1,143.50	6%
Non GAAP EBITDA (from continuing operations) ($ billions)	6.5	4.7	38%
Shareholder dividends ($ millions)	281.3	171.3	64%
1 Overall spend on pay figures are based on Legacy Shire results for comparison purposes as 2016 data for Legacy Baxalta is not readily available.

•	Overall spend on pay increased by 6 percent in 2017 versus the prior year.

•	Non GAAP EBITDA increased by 38 percent in 2017 mainly driven by the inclusion of 12 months of financial data for legacy Baxalta versus only 7 months in the prior year.

•	Shareholder dividends increased by 64 percent in 2017 primarily due to the significantly increased number of shares in issue following the acquisition of Baxalta.

Remuneration Committee

Terms of reference

The Committee is responsible for establishing and monitoring the broad remuneration policy for the organization and the individual packages for the Chairman, Executive Directors, and certain other senior leadership roles. Within the agreed policy, the Committee determines the terms and conditions to be included in service agreements, including termination payments and compensation commitments, where applicable. The Committee also determines performance targets applicable to the Company’s annual bonus and long-term incentive plans, and has oversight of the Company’s share incentive schemes. The Committee’s terms of reference were reviewed in February 2017 and are available in full on the Company’s website www.shire.com.

Committee membership
As of December 31, 2017, the Remuneration Committee comprised seven independent Non-Executive Directors, each appointed on the basis of their knowledge and experience of matters relating to compensation.

Committee member	Date of Committee appointment
Albert Stroucken[1]	Jun 7, 2016
Dominic Blakemore	Feb 15, 2017
Olivier Bohuon	Apr 28, 2016
William Burns	Mar 15, 2010
Ian Clark	Feb 15, 2017
Steven Gillis	Oct 1, 2012
Anne Minto[2]	Jun 16, 2010
Sara Mathew	Dec 3, 2015 - Feb 15, 2017
1 Mr. Stroucken was appointed as Chairman of the Committee on August 3, 2017, having previously served as a member of the Committee.
2 Ms. Minto stepped down as Chairman of the Committee on August 3, 2017, and continues to serve as a member of the Committee.

At the invitation of the Committee Chairman, additional meeting attendees during the year included the Chairman of the Board and other Non-Executive Directors, the Chief Executive Officer and members of the following Group functions:

•	Human Resources

•	Legal and Company Secretarial

•	Finance

Remuneration Committee activities in 2017

In 2017, the Committee discussed the key agenda items set out in the following table.

Overall remuneration	Approved 2016 performance and remuneration decisions for the CEO, the CFO and the Executive Committee
Reviewed market trends for the Chairman, CEO, CFO and Non-Executive Director remuneration
Reviewed 2017 year end compensation process and budgets for all employees
Reviewed preliminary 2017 year end performance and remuneration decisions for the CEO, CFO and the Executive Committee
Reviewed proposed changes to Directors’ Remuneration Policy and incentive designs
Short-term incentives	Assessed Company performance against the 2016 Corporate Scorecard and the resulting funding
Approved 2017 Corporate Scorecard
Reviewed proposed 2018 Corporate Scorecard
Long-term incentives	Approved 2017 performance measures for 2017 LTIP awards
Approved annual offerings of Sharesave and GESPP awards
Reviewed performance against outstanding LTIP performance cycles and consideration of potential SAEs
Governance	Approved 2017 DRR
Received regular updates on legislative, regulatory and corporate governance changes
Considered trends in executive remuneration and corporate governance developments
Reviewed CEO, CFO and Executive Committee’s shareholdings
Reviewed Committee’s effectiveness
Reviewed Company’s UK Gender Pay Gap disclosure
Shareholder consultation	Reviewed letter to shareholders in advance of the 2017 AGM
Consulted with shareholders in advance of the 2017 AGM
Approved approach to shareholder consultation exercise regarding Remuneration Policy renewal
Sent letter to shareholders setting out proposed changes to Remuneration Policy
Held initial consultations with shareholders on proposed changes to Remuneration Policy
Reviewed feedback received from shareholder consultation exercise
Conducted additional consultations with shareholders on proposed Remuneration Policy

Statement of shareholder voting

The table below shows how shareholders voted related to the advisory vote on the Remuneration Report at the AGM held on April 25, 2017 and to the binding vote on the Remuneration Policy at the April 28, 2015 AGM.

	For (including discretionary votes)%		Against	%	Votes cast as a % of relevant shares in issue	Withheld[1]
Advisory vote (April 25, 2017) To approve the Directors’ Remuneration Report	615,163,095	93.22	44,723,057	6.78	72.75	7,521,281
Binding vote (April 28, 2015) To approve the Directors’ Remuneration Policy	414,168,513	93.99	26,500,604	6.01	74.49	3,027,344
1 Votes withheld are not a vote in law and are not counted in the calculation of the proportion of votes validly cast.

Advisors

In discharging its responsibilities in 2017, the Committee was assisted by Shire’s Chief Human Resources Officer and Group Vice President, Total Rewards. In addition, PricewaterhouseCoopers LLP (PwC), appointed by the Committee, continued to serve as independent external advisor to the Committee. PwC also provided global consultancy services to the Company in 2017, primarily relating to tax matters. Fees paid to PwC for services provided to the Committee totaled £355,936 in 2017.

The Committee is satisfied that the advice received by PwC related to executive remuneration matters was independent. The Committee assessed the potential for conflicts of interest and concluded that there were appropriate safeguards. PwC is a member of the Remuneration Consultants’ Group which operates in accordance with a code of conduct related to executive remuneration consulting in the UK.

Approval

Approved by the Board and signed on its behalf by:
Albert Stroucken
Chairman of the Remuneration Committee

Non GAAP measures used in the Directors’ Remuneration Report

The Directors’ Remuneration Report contains financial measures not prepared in accordance with U.S. GAAP. These measures are referred to as “Non GAAP” measures and include “Non GAAP EBITDA”, “EBITDA Growth”, “Non GAAP EBITA”. Non GAAP measures exclude the effect of certain cash and non-cash items, which Shire's management believes are not related to the core performance of Shire’s business. Shire’s Remuneration Committee uses these Non GAAP measures when assessing the performance and compensation of employees, including Shire’s Executive Directors. The most directly comparable measure under U.S. GAAP for Non GAAP EBITDA, and Non GAAP EBITA is U.S. GAAP Net income.

The following table reconciles U.S. GAAP Net income to Non GAAP Net income:

	For the years ended December 31,
(In millions, except per share amounts)	2017	2016	2015	2014	2013
U.S. GAAP Net income	$4,271.5	$327.4	$1,303.4	$3,405.5	$665.1
Revenue from upfront license fee	(74.6)	—	—	—	—
Expense related to the unwind of inventory fair value adjustments	747.8	1,118.0	31.1	91.9	—
Inventory write down related to the closure of a facility	—	18.9	—	—	—
One-time employee related costs	(4.0)	20.0	—	—	—
Impairment of acquired intangible assets	20.0	8.9	643.7	190.3	19.9
Costs relating to license arrangements	131.2	110.0	—	12.5	—
Legal and litigation costs	10.6	16.3	9.5	9.2	9.0
Amortization of acquired intangible assets	1,768.4	1,173.4	498.7	243.8	152.0
Integration and acquisition costs	894.5	883.9	39.8	158.8	(134.1)
Reorganization costs	47.9	121.4	97.9	180.9	88.2
Gain on sale of product rights	(0.4)	(16.5)	(14.7)	(88.2)	(15.9)
Costs related to AbbVie's terminated offer	—	—	60.1	95.8	—
Receipt of break fee	—	—	—	(1,635.4)	—
Amortization of one-time upfront borrowing costs for Baxalta and Dyax	6.1	93.6	—	—	—
(Gain)/loss on sale of long term investments	(28.7)	6.0	(14.1)	(15.8)	—
(Gain)/loss from discontinued operations	(26.9)	375.0	53.0	88.5	1,080.9
Fair value adjustment for joint venture net written option	15.0	—	—	—	—
Other Non GAAP adjustments	—	—	(1.1)	(26.7)	7.1
Non GAAP tax adjustments	(3,174.3)	(865.8)	(397.2)	(622.6)	(394.0)
Non GAAP Net income	4,604.1	3,390.5	2,310.1	2,088.5	1,478.2
Impact of convertible debt, net of tax	—	—	—	—	28.3
Numerator for diluted EPS	$4,604.1	$3,390.5	$2,310.1	$2,088.5	$1,506.5

Weighted average number of diluted shares	912.0	776.2	593.1	591.3	590.3
Non GAAP diluted EPS	$15.15	$13.10	$11.68	$10.60	$7.66
The following table reconciles U.S. GAAP Total revenues to Non GAAP Total revenues:

	For the years ended December 31,
(In millions)	2017	2016	2015	2014	2013
US GAAP Total revenues	$15,160.6	$11,396.6	$6,416.7	$6,022.1	$4,934.3
Revenue from upfront license fee	(74.6)	—	—	—	—
Non GAAP Total revenues	$15,086.0	$11,396.6	$6,416.7	$6,022.1	$4,934.3

The following table reconciles U.S. GAAP Net income to Non GAAP EBITDA and Non GAAP EBITA:

	For the years ended December 31,
(In millions)	2017	2016	2015	2014	2013
U.S. GAAP Net income	$4,271.5	$327.4	$1,303.4	$3,405.5	$665.1
(Deduct) / add back:
(Gain)/loss from discontinued operations net of tax	(18.0)	276.1	34.1	(122.7)	754.5
Equity in (earnings)/losses of equity method investees, net of taxes	(2.5)	8.7	2.2	(2.7)	(3.9)
Income taxes	(2,357.6)	(126.1)	46.1	56.1	277.9
Other expense/(income), net	561.8	476.8	33.7	(2.8)	39.9
Receipt of break fee	—	—	—	(1,635.4)	—
U.S. GAAP Operating income from continuing operations	2,455.2	962.9	1,419.5	1,698.0	1,733.5

Revenue from upfront license fee	(74.6)	—	—	—	—
Expense related to the unwind of inventory fair value adjustments	747.8	1,118.0	31.1	91.9	—
Inventory write down related to the closure of a facility	—	18.9	—	—	—
One-time employee related costs	(4.0)	20.0	—	—	—
Impairment of acquired intangible assets	20.0	8.9	643.7	190.3	19.9
Costs relating to license arrangements	131.2	110.0	—	12.5	—
Legal and litigation costs	10.6	16.3	9.5	9.2	9.0
Amortization of acquired intangible assets	1,768.4	1,173.4	498.7	243.8	152.0
Integration and acquisition costs	894.5	883.9	39.8	158.8	(134.1)
Reorganization costs	47.9	121.4	97.9	180.9	88.2
Gain on sale of product rights	(0.4)	(16.5)	(14.7)	(88.2)	(15.9)
Depreciation	495.8	292.9	138.5	163.5	127.6
Costs related to AbbVie's terminated offer	—	—	60.1	95.8	—
Other Non GAAP adjustments	—	—	—	—	7.1
Non GAAP EBITDA	6,492.4	4,710.1	2,924.1	2,756.5	1,987.3
Depreciation	(495.8)	(292.9)	(138.5)	(163.5)	(127.6)
Non GAAP EBITA	$5,996.6	$4,417.2	$2,785.6	$2,593.0	$1,859.7

Non GAAP EBITDA margin	43%	41%	46%	46%	40%

Non GAAP EBITDA margin is calculated as Non GAAP EBITDA as a percentage of Non GAAP Total revenues.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth in the following table is the beneficial ownership of ordinary shares on February 12, 2018 for (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of ordinary shares, (ii) all current directors, and (iii) all current directors and executive officers of the Company as a group. As a foreign private issuer incorporated in Jersey (Channel Islands) with its principal listing on the London Stock Exchange, Shire follows its “home country” regulations with respect to executive compensation disclosure in Item 11 of this Annual Report on Form 10-K and is not required thereunder to identify any “named executive officers.” Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of Shire’s directors and executive officers is that of Shire.

Name	February 12, 2018 (1)	Percent of outstanding ordinary shares
Beneficial owner
BlackRock Inc. - 55 East 52nd Street, New York NY 10022 (2)	71,984,405	7.91%

Management
Susan Kilsby	24,855	*
Flemming Ornskov, MD, MPH (3)	276,195	*
William Burns	4,620	*
Dominic Blakemore	2,141	*
Olivier Bohuon	2,414	*
Ian Clark	564	*
Gail Fosler	24,249	*
Steven Gillis, PhD	4,785	*
David Ginsburg, MD	3,057	*
Sara Mathew	8,451	*
Anne Minto OBE	5,876	*
Albert Stroucken	60,255	*
All Directors and Executive Officers of the Company (18 persons) (4)	468,865	*

* Less than 1%

1.
For the purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares, which that person has the right to acquire as of April 13, 2018 (being 60 days after February 12, 2018) through the release of restricted shares and the exercise of any vested stock options and awards.

2.	Includes financial instruments pertaining to ordinary shares as disclosed to the Company.

3.
Includes 7,638 restricted shares and 56,019 shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming an ADS price of $132.27, the closing price on February 12, 2018.

4.
Includes restricted shares (including those that are unable to be transacted though that still allow voting power), shares underlying performance stock units and restricted stock units and shares that could be acquired upon the exercise of vested but unexercised stock appreciation rights, assuming ADS and ordinary share prices of $132.27 and £31.97 respectively, the closing prices on February 12, 2018.

Equity Compensation Plan Information

Set forth in the following table are the details, for the year ended December 31, 2017, in respect of compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average price of outstanding equity awards (£)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,578,541	39.75	8,437,819
Equity compensation plans not approved by security holders	—	—	—
Total	29,578,541		8,437,819

Number of securities remaining available for future issuance under equity compensation plans reflect the maximum number of ordinary shares remaining available for issuance (excluding the number of ordinary shares reflected in column (a)) upon the exercise of options that may be issued under the Shire Global Employee Stock Purchase Plan. In addition, certain of the Company’s plans provide for the award of options, share appreciation rights (SARs) and restricted stock units (RSUs) without limitation of the number of shares that can be awarded.

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

The following table presents the aggregate professional services fees billed to the Company by Deloitte LLP for the fiscal years ended December 31, 2017 and 2016, respectively:

	For the years ended December 31,
(In millions)	2017	2016
Audit fees	$14.7	$14.7
Audit related fees	1.6	1.0
Tax fees	—	0.3
All other fees	5.6	18.9
Total fees	$21.9	$34.9

•
Audit fees are fees for the audit of the 2017 and 2016 Consolidated Financial Statements included in the Company's Annual Reports, reviews of the Condensed Consolidated Financial Statements included in the Half-Yearly Reports and Quarterly Reports, review of the Consolidated Financial Statements incorporated by reference into the outstanding registration statements, and statutory audit fees in other jurisdictions.

•	Audit-related fees are fees that principally relate to assurance and related services that are reasonably related to the performance of the audits and reviews of the Consolidated Financial Statements.

•	Tax fees consisted principally of assistance with matters related to compliance and advice in various tax jurisdictions.

•
All other fees in 2017 relate to the continuation and completion of projects already underway at Baxalta prior to its acquisition by the Company in June 2016. A comprehensive review and reorganization of these services was performed following the acquisition date to ensure the continued independence of Deloitte LLP as auditors for the Company.

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

Where it is necessary to engage the Independent Registered Public Accountant for services not contemplated in the pre-approval policy, the Audit, Compliance & Risk Committee must pre-approve the proposed service before engaging the Independent Registered Public Accountant. For this purpose, the Audit, Compliance & Risk Committee has delegated pre-approval authority to the Chair of the Audit, Compliance & Risk Committee. The pre-approval policy is reviewed and updated periodically and was last updated in October 2016. The Chair must report any pre-approval decisions to the Audit, Compliance & Risk Committee at its next scheduled meeting.

PART IV

ITEM 15: Exhibits and Financial Statement Schedules

The following documents are included as part of this Annual Report on Form 10-K

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017

Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017

Notes to the Consolidated Financial Statements

Index to the New Shire Income Access Share Trust financial statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2017 and 2016

Statements of Operations for each of the three years in the period ended December 31, 2017

Statements of Changes in Equity for each of the three years in the period ended December 31, 2017

Statements of Cash Flows for each of the three years in the period ended December 31, 2017

Notes to the New Shire Income Access Share Trust Financial Statements

Financial statement schedule

The following schedule is filed as part of this Form 10-K:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2017

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

3.01
Memorandum of Association as adopted by a special resolution passed on April 10, 2008 and amended by a special resolution on September 24, 2008 and by a further special resolution on April 28, 2016, and Articles of Association as amended and adopted by a special resolution on April 25, 2017 (incorporated by reference to Exhibit 4.1 of Shire’s Registration Statement on Form S-8 (File No. 333-222041) filed on December 13, 2017).

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
10.04**
Executive Employment Agreement between Shire Pharmaceuticals, LLC and Mr. Flemming Ornskov, dated October 24, 2012 (Incorporated by reference to Exhibit 10.29 of Shire's Form 10-K filed on February 25, 2013).

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

10.22**	Buyout Awards Letter between Shire International GmbH and Thomas Dittrich, dated November 19, 2017.
10.23**	Offer Letter Agreement between Shire International GmbH and Thomas Dittrich, dated November 19, 2017.
10.24**	Executive Employment Agreement between Shire International GmbH and Thomas Dittrich, dated November 19, 2017.
21	List of Subsidiaries
23.1	Consent of Deloitte LLP, independent registered public accounting firm to Shire plc
23.2	Consent of Deloitte LLP, independent registered public accounting firm to New Shire Income Access Share Trust
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a - 14 under The Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a - 14 under The Exchange Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

**	Constitutes a management contract or compensatory plan or arrangement.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Shire plc
St Helier, Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shire plc and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at ITEM 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

London, United Kingdom
February 16, 2018

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Shire plc
St Helier, Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shire plc and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting, including those controls related to the New Shire Income Access Share Trust (the "Trust"), as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and the Trust and our reports dated February 16, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting, including those controls applicable to the Trust, based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP

London, United Kingdom
February 16, 2018

SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(In millions, except par value of shares)

	Notes	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents		$472.4	$528.8
Restricted cash		39.4	25.6
Accounts receivable, net	8	3,009.8	2,616.5
Inventories	9	3,291.5	3,562.3
Prepaid expenses and other current assets	10	795.3	806.3
Total current assets		7,608.4	7,539.5
Investments		241.1	191.6
Property, plant and equipment (PP&E), net	11	6,635.4	6,469.6
Goodwill	13	19,831.7	17,888.2
Intangible assets, net	12	33,046.1	34,697.5
Deferred tax asset	21	188.8	96.7
Other non-current assets		205.4	152.3
Total assets		$67,756.9	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	16	$4,184.5	$4,312.4
Short term borrowings and capital leases	17	2,788.7	3,068.0
Other current liabilities	18	908.8	362.9
Total current liabilities		7,882.0	7,743.3
Long term borrowings and capital leases	17	16,752.4	19,899.8
Deferred tax liability	21	4,748.2	8,322.7
Other non-current liabilities		2,197.9	2,121.6
Total liabilities		31,580.5	38,087.4
Commitments and contingencies	24
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 917.1 shares issued and outstanding (2016: 1,500 shares authorized; and 912.2 shares issued and outstanding)	26	81.6	81.3
Additional paid-in capital		25,082.2	24,740.9
Treasury stock: 8.4 shares (2016: 9.1 shares)	26	(283.0)	(301.9)
Accumulated other comprehensive income/(loss)	20	1,375.0	(1,497.6)
Retained earnings		9,920.6	5,925.3
Total equity		36,176.4	28,948.0
Total liabilities and equity		$67,756.9	$67,035.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

		Years ended December 31,
	Notes	2017	2016	2015
Revenues:
Product sales		$14,448.9	$10,885.8	$6,099.9
Royalties and other revenues		711.7	510.8	316.8
Total revenues		15,160.6	11,396.6	6,416.7
Costs and expenses:
Cost of sales		4,700.8	3,816.5	969.0
Research and development		1,763.3	1,439.8	1,564.0
Selling, general and administrative		3,530.9	3,015.2	1,842.5
Amortization of acquired intangible assets	12	1,768.4	1,173.4	498.7
Integration and acquisition costs	5	894.5	883.9	39.8
Reorganization costs	6	47.9	121.4	97.9
Gain on sale of product rights		(0.4)	(16.5)	(14.7)
Total operating expenses		12,705.4	10,433.7	4,997.2

Operating income from continuing operations		2,455.2	962.9	1,419.5

Interest income		9.7	18.4	4.2
Interest expense		(578.9)	(469.6)	(41.6)
Other income/(expense), net		7.4	(25.6)	3.7
Total other expense, net		(561.8)	(476.8)	(33.7)

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees		1,893.4	486.1	1,385.8
Income taxes	21	2,357.6	126.1	(46.1)
Equity in earnings/(losses) of equity method investees, net of taxes		2.5	(8.7)	(2.2)
Income from continuing operations, net of taxes		4,253.5	603.5	1,337.5
Gain/(loss) from discontinued operations, net of taxes	7	18.0	(276.1)	(34.1)
Net income		$4,271.5	$327.4	$1,303.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In millions, except per share amounts)

		Years ended December 31,
	Notes	2017	2016	2015
Earnings per Ordinary Share – basic
Earnings from continuing operations	22	$4.69	$0.78	$2.27
Earnings/(loss) from discontinued operations	22	0.02	(0.35)	(0.06)
Earnings per Ordinary Share – basic		$4.71	$0.43	$2.21

Earnings per Ordinary Share – diluted
Earnings from continuing operations	22	$4.66	$0.77	$2.26
Earnings/(loss) from discontinued operations	22	0.02	(0.35)	(0.06)
Earnings per Ordinary Share – diluted		$4.68	$0.42	$2.20

Weighted average number of shares:
Basic	22	906.5	770.1	590.4
Diluted	22	912.0	776.2	593.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended December 31,
	2017	2016	2015
Net income	$4,271.5	$327.4	$1,303.4
Other comprehensive income/(loss):
Foreign currency translation adjustments	2,785.0	(1,323.3)	(156.4)
Pension and other employee benefits (net of tax expense of $11.2 million, $8.8 million and $nil for the years ended December 31, 2017, 2016 and 2015, respectively)	32.7	(5.2)	—
Unrealized gain on available-for-sale securities (net of tax benefit of $0.1 million the years ended December 31, 2017 and 2016 and $nil for the year ended December 31, 2015)	61.3	8.3	4.1
Hedging activities (net of tax benefit of $3.1 million, tax expense of $3.3 million and $nil for the years ended December 31, 2017, 2016 and 2015, respectively)	(6.4)	6.4	—
Comprehensive income/(loss)	$7,144.1	$(986.4)	$1,151.1

The components of Accumulated other comprehensive income/(loss) as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Foreign currency translation adjustments	$1,279.6	$(1,505.4)
Pension and other employee benefits, net of taxes	27.5	(5.2)
Unrealized holding gain on available-for-sale securities, net of taxes	67.9	6.6
Hedging activities, net of taxes	—	6.4
Accumulated other comprehensive income/(loss)	$1,375.0	$(1,497.6)

The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive (loss)/income	Retained earnings	Total equity
As of January 1, 2017	912.2	$81.3	$24,740.9	$(301.9)	$(1,497.6)	$5,925.3	$28,948.0
Net income	—	—	—	—	—	4,271.5	4,271.5
Other comprehensive income, net of tax	—	—	—	—	2,872.6	—	2,872.6
Shares issued under employee benefit plans and other	4.9	0.3	155.7	—	—	—	156.0
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	10.7	—	—	24.0	34.7
Share-based compensation	—	—	174.9	—	—	—	174.9
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	18.9	—	(18.9)	—
Dividends	—	—	—	—	—	(281.3)	(281.3)
As of December 31, 2017	917.1	$81.6	$25,082.2	$(283.0)	$1,375.0	$9,920.6	$36,176.4

Dividends per share

During the year ended December 31, 2017, Shire plc declared and paid dividends of $0.3079 per ordinary share (equivalent to $0.9237 per ADS) totaling $281.3 million.
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

Dividends per share

During the year ended December 31, 2016, Shire plc declared and paid dividends of $0.2679 per ordinary share (equivalent to $0.8037 per ADS) totaling $171.3 million.
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

Dividends per share

During the year ended December 31, 2015, Shire plc declared and paid dividends of $0.233 per ordinary share (equivalent to $0.699 per ADS) totaling $134.4 million.

The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,271.5	$327.4	$1,303.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,264.2	1,466.3	637.2
Share based compensation	174.9	318.5	100.3
Amortization of deferred financing fees	12.8	125.5	—
Expense related to the unwind of inventory fair value adjustments	747.8	1,118.0	31.1
Change in deferred taxes	(2,916.4)	(594.6)	(198.2)
Change in fair value of contingent consideration	120.7	11.1	(149.9)
Impairment of PP&E and intangible assets	289.9	101.3	643.7
Other, net	55.6	31.4	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(487.6)	(701.7)	(211.4)
Increase in sales deduction accrual	314.1	288.3	97.6
Increase in inventory	(145.1)	(255.8)	(63.2)
Decrease/(increase) in prepayments and other assets	81.1	(198.4)	37.2
(Decrease)/increase in accounts payable and other liabilities	(526.8)	621.6	109.2
Net cash provided by operating activities	4,256.7	2,658.9	2,337.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of PP&E	(798.8)	(648.7)	(114.7)
Purchases of businesses, net of cash acquired	—	(17,476.2)	(5,553.4)
Proceeds from sale of investments	88.6	0.9	85.7
Movements in restricted cash	(13.7)	62.8	(32.0)
Other, net	23.0	(31.0)	(5.5)
Net cash used in investing activities	(700.9)	(18,092.2)	(5,619.9)
The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	4,236.7	32,443.4	3,760.8
Repayment of revolving line of credit, long term and short term borrowings	(7,681.4)	(16,404.3)	(3,110.9)
Payment of dividend	(281.3)	(171.3)	(134.4)
Debt issuance costs	—	(172.3)	(24.1)
Proceeds from issuance of stock for share-based compensation arrangements	134.1	169.2	16.6
Other, net	(27.4)	(38.9)	(69.0)
Net cash (used in)/provided by financing activities	(3,619.3)	15,825.8	439.0

Effect of foreign exchange rate changes on cash and cash equivalents	7.1	0.8	(3.0)

Net (decrease)/increase in cash and cash equivalents	(56.4)	393.3	(2,846.9)
Cash and cash equivalents at beginning of period	528.8	135.5	2,982.4
Cash and cash equivalents at end of period	$472.4	$528.8	$135.5

Supplemental information:
	Years ended December 31,
	2017	2016	2015
Interest paid	$554.2	$284.0	$20.0
Income taxes paid, net	$524.7	$431.0	$69.0

For stock issued as purchase consideration for the acquisition of Baxalta related to non-cash investing activities, refer to Note 3, Business Combinations, to these Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

SHIRE PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Operations

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is the leading global biotechnology company focused on serving people with rare diseases.

Some of the Company's marketed products include GAMMAGARD, HYQVIA and CINRYZE for Immunology, ADVATE/ADYNOVATE, VONVENDI and FEIBA for Hematology, VYVANSE and ADDERALL XR for Neuroscience, LIALDA/MEZAVANT and PENTASA for Internal Medicine, ELAPRASE and REPLAGAL for Genetic Diseases, ONCASPAR and ONYVIDE for Oncology and XIIDRA for Ophthalmics.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic and pipeline growth and diversification. The Company will continue to conduct its own research and development (R&D) focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, partners, investors and employees.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Shire plc, all of its subsidiaries and the Income Access Share trust, after elimination of inter-company accounts and transactions. They have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations for annual reporting.

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

Use of Estimates

The preparation of Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates, judgments and assumptions that affect the reported and disclosed amounts of assets, liabilities and equity at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the period. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company determines whether to consolidate subsidiaries based on either the variable interest entity (VIE) model or the voting interest model. The Company consolidates a VIE if it is determined that the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of an entity, management applies a qualitative approach that determines whether the Company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company consolidates entities that are not VIEs if it is determined that the Company holds a majority voting interest in the entity.

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

•
Trade discounts are generally credits granted to wholesalers, specialty pharmacies and other customers for remitting payment on their purchases within established incentive periods and are classified as a reduction of accounts receivable.

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

•
Other discounts and allowances include Medicare rebates, coupon and patient co-pay assistance. Medicare rebates are payments to certain health insurance providers of Medicare Part D coverage to qualified patients. Reserve estimates are based on customer buying patterns and applicable contractual rebate rates to be earned over each period. Coupon and co-pay assistance programs provide discounts to qualified patients. Reserve estimates are based on expected claim volumes under these programs and estimated cost per claim that the Company expects to pay. Reserves for Medicare and coupon and patient co-pay programs are classified within accrued expenses.

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

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (IPR&D) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Consolidated Financial Statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from a business combination it completed prior to the acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings.

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

For the purpose of assessing the carrying value of goodwill for impairment, goodwill is allocated at the Company’s reporting unit level. As described in Note 27, Segment Reporting, the Company operates in one operating segment which it considers to be its only reporting unit.

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

Intangible assets related to commercially marketed products are amortized over their estimated useful lives. Remaining useful lives range from 1 year to 24 years (weighted average 19 years) and the Company amortizes its intangibles on an economic consumption method, or a straight-line basis when straight-line method approximates economic consumption method.

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

IPR&D projects are considered to be indefinite-lived until completion of the associated R&D efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Intangible assets related to IPR&D projects are reviewed for impairment at least annually, as of October 1st, until commercialization, after which time the IPR&D is amortized over its estimated useful life.

Impairment of Long-lived Assets

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

The Company calculates the fair value using significant estimates and assumptions including but not limited to: revenues and operating profits related to the products, existing competitive activities and acts by governments and courts. Changes in these estimates and assumptions could materially affect the determination of fair value. Should the fair value of long-lived assets decline, charges for impairment may be necessary.
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

•
Level 2 - Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

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

Investments

The Company has certain investments in pharmaceutical and biotechnology companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on its ownership percentage and other factors that suggest the Company has significant influence. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet under Investments and its share of the investees’ earnings or losses together with other-than- temporary impairments in value under Equity in earnings/(losses) of equity method investees, net of taxes in the Consolidated Statements of Operations. The Company monitors these investments to evaluate whether any decline in their value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method or at fair value. Investments in private companies are carried at cost, less provisions for other-than-temporary impairment in value. For investments in equity investments that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized holding gains and losses included in the Consolidated Statements of Comprehensive Income, net of any related tax effect. Realized gains and losses, and declines in value of available-for-sale securities judged to be other-than-temporary, are included in Other income/(expense), net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included as Interest income in the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, and net realizable value. The inventory costs are classified as long term when the Company expects to utilize the inventory beyond the normal operating cycle and includes these costs in Other non-current assets in the Consolidated Balance Sheets.

Capitalization of Inventory Costs

The Company capitalizes inventory costs associated with its products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered highly probable and the future economic benefit is expected to be realized.

Obsolescence and Unmarketable Inventory

Inventories are written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions. Amounts written down due to obsolescence and unmarketable inventory are charged to Cost of sales.

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

Assets Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset or disposal group;

•	the asset or disposal group is available for immediate sale in its present condition;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated;

•
the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year;

•	the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met.

The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation.

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
The fair value of the Company’s contingent consideration payable, which is considered as Level 3 within the fair value hierarchy, could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones is specific to the individual contingent consideration payable. The assumptions include, among other things, the probability of, and period in which, the relevant milestone event is expected to be achieved; the amount of royalties that will be payable based on forecast net sales of the relevant products; and the discount rates to be applied in calculating the present values of the relevant milestone or royalty. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Derivative financial instruments

The Company uses derivative financial instruments to manage its exposure to foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in revenues and cost of sales and primarily relate to forecasted third-party sales denominated in foreign currencies and forecasted intercompany sales denominated in foreign currencies, respectively.

In its application of hedge accounting, the Company assesses, both at inception and on a prospective basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. The Company also assesses hedge effectiveness on a retrospective basis every quarter with any hedge ineffectiveness recorded to the Consolidated Statements of Operations.

The Company uses forward contracts to mitigate the effects of changes in foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables. These derivative instruments generally are not formally designated as hedges and the terms of these instruments generally do not exceed three months. The fair values of these instruments are included in the Consolidated Balance Sheets in Current assets or Current liabilities, with changes in the fair value recognized in the Consolidated Statements of Operations. The cash flows relating to these instruments are presented within Net cash provided by operating activities in the Consolidated Statements of Cash Flows, unless the derivative instruments are economically hedging specific investing or financing activities.

Translation of foreign currency

The functional currency for most of the foreign subsidiaries is their local currency. For the non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the foreign operations into U.S. dollars are excluded from the determination of Net income and are recorded in AOCI, a separate component of equity. For subsidiaries where the functional currency of the assets and liabilities differ from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in Other income/(expense), net.

Foreign currency exchange transaction (losses)/gains included in Consolidated Statements of Operations in the years ended December 31, 2017, 2016 and 2015 amounted to $(97.3) million, $17.7 million and $(26.5) million, respectively.

Cost of sales

Cost of sales includes the cost of purchasing finished product for sale, the cost of raw materials and costs of manufacturing those products including shipping and handling costs, depreciation and amortization of intangible assets in respect of favorable manufacturing contracts. Royalties payable to third party intellectual property owners related to the sold products are also included in Cost of sales.

Research and development (R&D) expense

Research and development expenses consist of compensation and benefits, facilities and overhead expenses, clinical trial expenses and fees paid to contract research organizations (CROs), clinical supply and manufacturing expenses and upfront fees and milestones paid to collaborators. R&D expense also includes the impairment charges related to the IPR&D intangible assets.

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

Advertising costs are expensed as incurred. Advertising costs amounted to $210.3 million, $216.0 million and $56.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For collaborations with commercialized products, if the Company is the principal, it records revenue and the corresponding operating costs in their respective line items in the Consolidated Statements of Operations. If the Company is not the principal, it records operating costs as a reduction of revenue.

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

Income taxes

The provision for income taxes includes Irish corporation tax, US federal, state, local and other foreign taxes. Income taxes are accounted for under the liability method.

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

Share-based compensation

The share-based compensation programs grant awards that include stock-settled share appreciation rights (SARs), stock options, performance share awards (PSAs), restricted stock units (RSUs) and performance share units (PSUs). The Company also operates a Global Employee Stock Purchase Plan, and Sharesave Plans in the UK and Ireland.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. For the years ended December 31, 2016 and 2015, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax returns were recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). Following the adoption of new accounting guidance effective January 1, 2017, for the year ended December 31, 2017, differences between the deferred tax assets and the actual tax deduction reported on the Company’s income tax returns were recorded in the Consolidated Statements of Operations, including if the tax deduction exceeds the deferred tax asset. The Company’s share-based compensation plans are described in more detail in Note 23, Share-based Compensation Plans.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

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

Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the Statements of Cash Flows and allows a one-time accounting policy election to account for forfeitures as they occur. The new standard was effective January 1, 2017.

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

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against Income taxes rather than Additional paid-in capital of $11.5 million for the twelve months ended December 31, 2017.

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

The FASB has subsequently issued five additional ASUs amending the guidance in Topic 606, each with the same effective date and transition date of January 1, 2018. This amended guidance has been considered in the Company’s overall assessment of Topic 606.

Shire will adopt this standard on January 1, 2018, using the modified retrospective transition method. The Company has identified two primary revenue streams from contracts with customers as part of its assessment: 1) product sales and 2) licensing arrangements.

The Company completed its assessment of implementing the new standard. The adoption of the new standard will not have a material impact to revenue recognition related to product revenue or licensing arrangements. The impact of the adoption will be recorded as a cumulative effect adjustment in the Consolidated Statement of Changes in Equity upon adoption on January 1, 2018.

Financial Instrument Accounting

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. This standard will be effective for the Company as of January 1, 2018. The adoption of this guidance will not have a material impact on its financial position and results of operations.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new accounting guidance will require the recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This standard will be effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, and aims to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company's Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The guidance requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This standard will be effective for the Company as of January 1, 2018. The adoption of this guidance will not have a material impact on the Company's Consolidated Statements of Cash Flows.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory. This standard removes the current exception in U.S. GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The Company will adopt the standard effective January 1, 2018 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings in the first quarter of 2018. The adoption of this guidance will not have a material impact on its financial position and results of operations.

Retirement Benefits Income Statement Presentation

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The standard also requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. This standard will be effective for the Company as of January 1, 2018. The adoption of this guidance will not have a material impact on its financial position and results of operations.

Share-Based Payment Accounting
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This standard will be effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.

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

3.    Business Combinations

Acquisition of Baxalta

On June 3, 2016, Shire acquired all of the outstanding common stock of Baxalta for $18.00 per share in cash and 0.1482 Shire American Depository Shares (ADSs) per Baxalta share, or if a former Baxalta shareholder properly elected, 0.4446 Shire ordinary shares per Baxalta share.

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

The acquisition of Baxalta was accounted for as a business combination using the acquisition method of accounting. Shire issued 305.2 million shares to former Baxalta shareholders at the date of the acquisition. For a more detailed description of the fair value of the partially vested stock options and RSUs assumed, refer to Note 23, Share-based Compensation Plans, to the Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

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

(In millions)	Preliminary value as of acquisition date (as previously reported as of December 31, 2016)	Measurement period adjustments	Fair value
ASSETS
Current assets:
Cash and cash equivalents	$583.2	$—	$583.2
Accounts receivable	1,069.7	(96.4)	973.3
Inventories	3,893.4	81.2	3,974.6
Other current assets	576.0	5.3	581.3
Total current assets	6,122.3	(9.9)	6,112.4
Property, plant and equipment	5,452.7	(46.5)	5,406.2
Investments	128.2	—	128.2
Goodwill	11,422.4	1,076.2	12,498.6
Intangible assets
Currently marketed products	21,995.0	(830.0)	21,165.0
In-Process Research and Development (IPR&D)	730.0	(570.0)	160.0
Contract based arrangements	42.2	—	42.2
Other non-current assets	155.0	69.7	224.7
Total assets	$46,047.8	$(310.5)	$45,737.3
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,321.9	$(2.7)	$1,319.2
Other current liabilities	354.4	9.0	363.4
Long term borrowings and capital leases	5,424.9	—	5,424.9
Deferred tax liability	5,445.3	(315.0)	5,130.3
Other non-current liabilities	1,103.6	2.2	1,105.8
Total liabilities	$13,650.1	$(306.5)	$13,343.6

Fair value of identifiable assets acquired and liabilities assumed	$32,397.7	$(4.0)	$32,393.7

Consideration
Fair value of purchase consideration	$32,397.7	$(4.0)	$32,393.7

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

As a result of measurement period adjustments related to the change in fair value of currently marketed products and inventory, a charge of $85.2 million was recognized in Cost of sales and a benefit of $23.3 million was recognized in Amortization of acquired intangible assets, respectively, in the Company's Consolidated Statements of Operations. These adjustments would have been recorded during the year ended December 31, 2016 if these adjustments had been recognized as of the acquisition date.

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

Currently marketed products totaling $21,165.0 million relate to intellectual property (IP) rights acquired for Baxalta’s currently marketed products. The estimated useful life of the intangible assets related to currently marketed products range from 6 to 23 years (weighted average 21 years), with amortization being recorded on a straight-line basis.

IPR&D intangible assets totaling $160.0 million represent the value assigned to research and development (R&D) projects acquired. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life.

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

The fair value adjustment related to inventory is expensed based on the expected product-specific inventory utilization, which is reviewed on a periodic basis and is recorded within Cost of sales in the Company's Consolidated Statements of Operations.

Retirement plans

The Company assumed pension plans as part of the acquisition of Baxalta, including defined benefit and post-retirement benefit plans in the U.S. and foreign jurisdictions, which had a net liability balance of $610.4 million. As of June 3, 2016, the Baxalta defined benefit pension plans had assets with a fair value of $358.5 million.

Integration and acquisition costs

In the year ended December 31, 2017, the Company expensed $763.9 million relating to the acquisition and integration of Baxalta, which have been recorded within Integration and acquisition costs in the Company’s Consolidated Statements of Operations. Refer to Note 5, Integration and Acquisition Costs, for further information regarding the Company's Integration and acquisition costs for the year ended December 31, 2017.

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

Year ended December 31,
(In millions, except per share amounts)	2016
Revenues	$13,999.6
Net income from continuing operations	2,213.6
Per share amounts:
Net income from continuing operations per share - basic	$2.87
Net income from continuing operations per share - diluted	$2.85

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the year ended December 31, 2016 by $678.9 million to eliminate integration and acquisition related costs incurred by Shire and Baxalta;

(ii)	an adjustment to increase net income for the year ended December 31, 2016 by $847.9 million to reflect the expense related to the unwind of inventory fair value adjustments as inventory is sold;

(iii)	an adjustment to increase amortization expense for the year ended ended December 31, 2016 by $304.0 million related to the identifiable intangible assets acquired; and

(iv)
an adjustment to decrease net income for the year ended December 31, 2016 by $42.5 million, primarily related to the additional interest expense associated with the debt incurred to partially fund the acquisition of Baxalta and the amortization of related deferred debt issuance costs.

The adjustments above are stated net of their tax effects, where applicable.

Acquisition of Dyax

On January 22, 2016, Shire acquired all of the outstanding common stock of Dyax for $37.30 per share in cash. Under the terms of the merger agreement, former Dyax shareholders may receive additional value through a non-tradable contingent value right worth $4.00 per share, payable upon U.S. Food and Drug Administration (FDA) approval of SHP643 (formerly DX-2930) in Hereditary Angioedema (HAE).

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

Year ended December 31,
(In millions, except per share amounts)	2016
Revenues	$11,402.5
Net income from continuing operations	792.2
Per share amounts:
Net income from continuing operations per share - basic	$1.03
Net income from continuing operations per share - diluted	$1.02

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	an adjustment to increase net income for the year ended December 31, 2016 by $111.1 million to eliminate acquisition related costs incurred by Shire and Dyax and

(ii)	an adjustment to increase amortization expense for the year ended December 31, 2016 by $1.3 million related to the identifiable intangible assets acquired.

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

Out-licensing arrangements

The Company has entered into various licensing arrangements where it has licensed certain product or intellectual property rights for consideration such as up-front payments, development milestones, sales milestones and/or royalty payments. Under the terms of these licensing arrangements, the Company may receive development milestone payments up to an aggregate amount of $10.3 million and sales milestones up to an aggregate amount of $91.0 million. The receipt of these substantive milestones is uncertain and contingent on the achievement of certain development milestones or the achievement of a specified level of annual net sales by the licensee. During the years ended 2017 and 2016, the Company received cash related to up-front and milestone payments of $9.1 million and $10.5 million, respectively. During the years ended 2017, 2016 and 2015, the Company recognized milestone income of $82.5 million, $17.4 million and $8.9 million, respectively, in other revenues, and $34.6 million, $63.0 million and $51.0 million, respectively, in product sales for shipment of product to the relevant licensee.

Collaboration and in-licensing arrangements

The Company is party to various collaborative and in-licensing arrangements. These agreements generally provide for commercialization rights to a product or products being developed by the counterparty, and in exchange often resulted in an upfront payment upon execution of the agreement and an obligation that the Company make future development, regulatory approval or commercial milestone payments as well as royalty payments. Under the terms of these licensing arrangements, the Company made an initial $47.5 million, $110.0 million and $nil upfront license payment and milestone payments during the years ended 2017, 2016 and 2015, respectively, which were included in Research and development expense in the Company's Consolidated Statements of Operations. As of the December 31, 2017, the Company had the potential to make future payments related to option fees and development, regulatory and commercialization milestones totaling up to $5.5 billion, excluding potential future royalty payments.

The following is a description of the Company's significant collaboration agreements, including those that were acquired by the Company. The acquisition-date fair value of the collaboration agreements acquired from Baxalta was included in the IPR&D.

Rani Therapeutics LLC

In December 2017, Shire entered into a collaboration agreement with Rani Therapeutics, LLC (Rani) to conduct research on the use of the RANI PILL technology for oral delivery of Factor VIII (FVIII) therapy for patients with hemophilia A. The collaboration agreement grants Shire an exclusive option to negotiate a license to develop and commercialize the technology for delivery of FVIII therapy following completion of feasibility studies. Shire also made an equity investment in Rani.

Novimmune S.A.

In July 2017, Shire entered into a licensing agreement with Novimmune S.A. (Novimmune). The license grants Shire exclusive worldwide rights to develop and commercialize a bi-specific antibody in pre-clinical development for the treatment of hemophilia A and hemophilia A patients with inhibitors. Under the terms of the agreement, Shire will develop, and if approved, commercialize the product. Shire made an initial upfront license payment. Novimmune will be entitled to receive additional potential milestone payments based on clinical, regulatory and commercial milestones and single-digit royalties.

Parion Sciences Inc.

In May 2017, Shire entered into an agreement to license the exclusive worldwide rights to SHP659 (formerly known as P-321) from Parion Sciences Inc. (Parion). SHP659 is a Phase 2 investigational epithelial sodium channel inhibitor for the potential treatment of dry eye disease in adults. Under the terms of the agreement, Shire will develop, and if approved, commercialize this compound. Shire made an initial upfront license payment. Parion will be entitled to receive additional potential milestone payments based on clinical, regulatory and commercial milestones and Parion has the option to co-fund through additional stages of development in exchange for enhanced tiered low double-digit royalties. In addition, Parion has the option to co-fund commercialization activities and participate in the financial outcome from those activities.

Pfizer Inc.

In July 2016, the Company licensed the global rights to all indications for SHP647 from Pfizer Inc. (Pfizer) SHP647 is an investigational biologic being evaluated for the treatment of moderate-to-severe inflammatory bowel disease. Under the terms of the agreement, Pfizer received an upfront payment and eligible to receive milestone payments based on clinical, regulatory and commercialization milestones and low double-digit royalties on any potential sales if the product is approved.

Precision BioSciences Inc.

In June 2016, the Company acquired a strategic immuno-oncology collaboration with Precision BioSciences Inc. (Precision). The Company acquired the collaboration through the acquisition of Baxalta. Together, Shire and Precision will develop chimeric antigen receptor (CAR) T cell therapies for up to six unique targets. On a product-by-product basis, following successful completion of early-stage research activities up to and including Phase 2 clinical trials, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Precision is responsible for development costs for each target prior to option exercise. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States. Precision is eligible to receive option fees and milestone payments based on development, regulatory and commercialization milestones, in addition to future royalty payments.

Symphogen

In June 2016, the Company acquired a research, option and commercial agreement with Symphogen. The Company acquired the agreement through the acquisition of Baxalta. Under the terms of the agreement, Shire and Symphogen plan to develop checkpoint inhibitor therapies for up to six unique targets. On a product-by-product basis, following successful completion of early-stage research activities up to and including Phase 1 clinical trials, Shire will have exclusive option rights to complete late-stage development and worldwide commercialization. Symphogen is responsible for development costs for each target prior to such option exercise. Symphogen is eligible to receive milestone payments based on development, regulatory and commercialization milestones achieved after option exercise for all six proteins and future royalty payments.

Ipsen Bioscience Inc.

In June 2016, the Company acquired an exclusive license agreement with Ipsen Bioscience Inc.'s predecessor, Merrimack Pharmaceuticals, Inc. (Merrimack) relating to the development and commercialization of ONIVYDE (nanoliposomal irinotecan injection) (nal-IRI). The Company acquired the agreement through the acquisition of Baxalta. The arrangement includes all potential indications for nal-IRI across all markets with the exception of the U.S. and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy. Ipsen is eligible to receive milestone payments related to development, regulatory and commercialization milestones.

5.    Integration and Acquisition Costs

For the year ended December 31, 2017, Shire recorded Integration and acquisition costs of $894.5 million, primarily due to the acquisition and integration of Baxalta. A charge of $120.7 million relating to the change in fair value of contingent consideration payable is included in these costs.

The Company entered its second phase of integration activities during 2017. The costs associated with this phase primarily related to headcount reduction as the Company advanced and completed certain activities related to exiting transition services agreements (TSA) with Baxter, integrating legal entities and rationalization of the Company's manufacturing facilities. For further details on existing agreements with Baxter, refer to Note 28, Agreements and Transactions with Baxter, of these Consolidated Financial Statements. The Company also drove savings through the continued prioritization of its research and development programs and continued consolidation of its commercial operations. The integration of Baxalta is estimated to be completed by mid to late 2019.

The Baxalta integration and acquisition costs include $211.6 million of employee severance and acceleration of stock compensation, $140.3 million of third-party professional fees, $89.9 million of expenses associated with facility consolidations and $231.7 million of asset impairments for the year ended December 31, 2017. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within 12 months from the date the related expenses were incurred.

The following table summarizes the type and amount of cost recorded and the related reserve for the years ended December 31, 2017 and 2016:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1, 2016	$—	$—	$—
Amount charged to integration costs	267.3	—	267.3
Paid/utilized	(193.3)	—	(193.3)
As of December 31, 2016	$74.0	$—	$74.0
Amount charged to integration costs	175.2	72.7	247.9
Paid/utilized	(176.3)	(16.1)	(192.4)
As of December 31, 2017	$72.9	$56.6	$129.5

For the year ended December 31, 2016, Shire recorded Integration and acquisition costs of $883.9 million primarily related to the acquisition and integration of Dyax and Baxalta. These costs primarily consist of $463.4 million of employee severance and acceleration of stock compensation, $378.7 million of third-party professional fees, $58.1 million of contract terminations and a credit of $11.1 million relating to the change in fair value of contingent consideration.

For the year ended December 31, 2015, Shire recorded net integration and acquisition costs of $39.8 million. The net integration and acquisition costs principally comprises costs related to the acquisition and integration of NPS Pharma, Viropharma, Dyax and Baxalta of $189.7 million, offset by a net credit relating to the change in the fair value of contingent consideration liabilities of $149.9 million. This net credit principally relates to the acquisition of Lumena, reflecting the agreement in the third quarter of 2015 to settle all future contingent milestones payable to former Lumena shareholders for a one-time cash payment of $90.0 million and the acquisition of Lotus Tissue Repair, Inc. reflecting a lower probability of success for the SHP608 asset (for the treatment of Dystrophic Epidermolysis Bullosa (DEB)) as a result of certain preclinical toxicity findings.

6.    Reorganization Costs

The Company incurred Reorganization costs totaling $47.9 million during the year ended December 31, 2017. The costs primarily related to the planned closure of certain facilities and associated costs of $28.1 million and employee termination and other costs of $10.6 million. As of December 31, 2017, cash payments associated with these costs were not significant. Other restructuring charges recorded, which were not significant, during the year ended December 31, 2017 relate to professional and consulting fees.

The Company incurred reorganization costs totaling $121.4 million during the year ended December 31, 2016. The costs primarily related to the planned closure of certain manufacturing facilities and associated asset impairments of $77.4 million and employee termination and other costs of $16.2 million. As of December 31, 2016, cash payments associated with these costs were not significant. Other restructuring charges recorded, which were not significant for the year ended December 31, 2016, relate to the closure of other offices and the related employee relocation.

In October 2014, the Company announced its plans to relocate positions to Lexington, Massachusetts from its Chesterbrook, Pennsylvania site and establish Lexington as the Company’s U.S. operational headquarters in continuation of the One Shire efficiency program. During 2015, the Company incurred reorganization costs totaling $97.9 million, primarily related to employee involuntary termination benefits and other reorganization costs primarily related to the Company's One Shire business reorganization. The One Shire reorganization was substantially completed as of December 31, 2015.

7.    Results of Discontinued Operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented.

During the year ended December 31, 2017, the Company recorded a gain of $18.0 million (net of tax of $8.9 million), primarily related to legal contingencies related to the divested DERMAGRAFT business and the release of escrow to Shire.

In January 2017, Shire entered into a final settlement agreement with the Department of Justice (DOJ) in the amount of $350.0 million, plus interest which was accrued in 2016 and paid during 2017.

After the civil settlement with the DOJ was finalized, Shire and Advanced BioHealing Inc.'s (ABH) equity holders entered into a settlement agreement and ABH’s equity holders released the $37.5 million escrow to Shire. Shire released the claims against ABH equity holders upon receiving the entire amount held in escrow.

During the year ended December 31, 2016, the Company recorded a loss of $276.1 million (net of tax benefit of $98.8 million), primarily related to legal contingencies related to the divested DERMAGRAFT business.

During the year ended December 31, 2015, the Company recorded a loss from discontinued operations of $34.1 million (net of tax benefit of $18.9 million), primarily relating to a change in estimate in relation to reserves for onerous leases retained by the Company.

8.    Accounts Receivable, Net

Accounts receivable as of December 31, 2017 of $3,009.8 million (December 31, 2016: $2,616.5 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $271.5 million (December 31, 2016: $169.6 million).

Reserve for discounts and doubtful accounts:

(In millions)	2017	2016	2015
As of January 1,	$169.6	$55.8	$48.5
Provision charged to operations	1,408.1	838.1	424.2
Payments/credits	(1,306.2)	(724.3)	(416.9)
As of December 31,	$271.5	$169.6	$55.8

As of December 31, 2017, accounts receivable included $106.6 million (December 31, 2016: $102.2 million) related to royalties receivable.

9.    Inventories

Inventories are stated at the lower of cost and net realizable value. Inventories comprise:

(In millions)	December 31, 2017	December 31, 2016
Finished goods	$926.1	$1,380.0
Work-in-progress	1,574.0	1,491.0
Raw materials	791.4	691.3
	$3,291.5	$3,562.3

For a more detailed description of inventories acquired, refer to Note 3, Business Combinations, to these Consolidated Financial Statements.

10.    Prepaid Expenses and Other Current Assets

Components of prepaid expenses and other current assets are summarized as follows:

	December 31,	December 31,
(In millions)	2017	2016
Prepaid expenses	$242.6	$183.9
Income tax receivable	179.9	237.5
Value added taxes receivable	59.8	40.3
Other current assets	313.0	344.6
	$795.3	$806.3

11.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	December 31, 2017	December 31, 2016
Land	$332.3	$337.9
Buildings and leasehold improvements	1,940.7	1,915.4
Machinery, equipment and other	3,106.3	2,547.2
Assets under construction	2,568.2	2,632.5
Total property, plant and equipment at cost	7,947.5	7,433.0
Less: Accumulated depreciation	(1,312.1)	(963.4)
Property, plant and equipment, net	$6,635.4	$6,469.6

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $495.8 million, $292.9 million and $138.5 million, respectively.

During 2017, the Company determined it would divest certain facilities as part of its integration efforts. As of December 31, 2017, the Company classified $19.2 million of assets as held for sale, which were reported in Prepaid expenses and other current assets. The $19.2 million of held for sale assets was net of $27.7 million of impairment charges recorded during 2017 and consisted primarily of property, plant and equipment. The impairment charges were reported in Integration and acquisition costs.

The Company also completed the sales of certain assets during 2017 that were previously classified as held for sale for total cash proceeds of $34.6 million. Prior to the sales, the Company recorded held for sale impairment charges of $44.1 million on those assets in 2017, which were also reported in Integration and acquisition costs.

12.    Intangible assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
December 31, 2017
Gross acquired intangible assets	$31,973.5	$5,113.9	$835.9	$37,923.3
Accumulated amortization	(4,549.2)	—	(328.0)	(4,877.2)
Intangible assets, net	$27,424.3	$5,113.9	$507.9	$33,046.1

December 31, 2016
Gross acquired intangible assets	$31,217.5	$5,746.6	$842.2	$37,806.3
Accumulated amortization	(2,908.6)	—	(200.2)	(3,108.8)
Intangible assets, net	$28,308.9	$5,746.6	$642.0	$34,697.5

Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax and NPS.

The change in the net book value of intangible assets for the years ended December 31, 2017 and 2016 is shown in the table below:

(In millions)	2017	2016
As of January 1,	$34,697.5	$9,173.3
Acquisitions	(1,385.0)	27,462.8
Amortization charged	(1,768.4)	(1,173.4)
Impairment charges	(20.0)	(8.9)
Foreign currency translation	1,522.0	(756.3)
As of December 31,	$33,046.1	$34,697.5

The decrease in Intangible assets, net during the year ended December 31, 2017 relates to the measurement period adjustments of the acquisition of Baxalta and amortization of intangible assets. For a more detailed description of measurement period adjustments, refer to Note 3, Business Combinations, to these Consolidated Financial Statements.

In connection with the acquisition of Baxalta, the Company acquired IP rights related to currently marketed products of $21,165.0 million, IPR&D assets of $160.0 million and other contract rights of $42.2 million. For a more detailed description of this acquisition, refer to Note 3, Business Combinations, to these Consolidated Financial Statements.

In connection with the acquisition of Dyax on January 22, 2016, the Company acquired IP rights related to currently marketed products of $135.0 million, IPR&D assets of $4,100.0 million and royalty rights of $425.0 million. For a more detailed description of this acquisition, refer to Note 3, Business Combinations, to these Consolidated Financial Statements.

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

(In millions)	Anticipated future amortization
2018	$1,891.6
2019	1,668.4
2020	1,570.3
2021	1,536.7
2022	1,511.0

13.    Goodwill

The following table provides a roll-forward of the Goodwill balance:

(In millions)	2017	2016
As of January 1,	$17,888.2	$4,147.8
Acquisitions	1,076.2	14,124.5
Foreign currency translation and other	867.3	(384.1)
As of December 31,	$19,831.7	$17,888.2

The increase in Goodwill during the year ended December 31, 2017 related to the measurement period adjustments of the acquisition of Baxalta. For a more detailed description of measurement period adjustments, refer to Note 3, Business Combinations, to these Consolidated Financial Statements.

14.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

As of December 31, 2017 and December 31, 2016, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Financial assets:
Marketable equity securities	$89.7	$89.7	$—	$—
Marketable debt securities	17.9	3.8	14.1	—
Derivative instruments	17.9	—	17.9	—
Total assets	$125.5	$93.5	$32.0	$—

Financial liabilities:
Joint venture net written option	$40.0	$—	$—	$40.0
Derivative instruments	14.2	—	14.2	—
Contingent consideration payable	1,168.2	—	—	1,168.2
Total liabilities	$1,222.4	$—	$14.2	$1,208.2

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Financial assets:
Marketable equity securities	$65.8	$65.8	$—	$—
Marketable debt securities	15.5	3.6	11.9	—
Derivative instruments	18.0	—	18.0	—
Total assets	$99.3	$69.4	$29.9	$—

Financial liabilities:
Derivative instruments	$8.3	$—	$8.3	$—
Contingent consideration payable	1,058.0	—	—	1,058.0
Total liabilities	$1,066.3	$—	$8.3	$1,058.0

Marketable equity and debt securities are included within Investments in the Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. For information regarding the Company's derivative arrangements, refer to Note 15, Financial Instruments, to these Consolidated Financial Statements.

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

•
Joint venture net written option and contingent consideration payable: the fair value of the contingent consideration payable has been estimated using the income approach (using a probability weighted discounted cash flow method).

There were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the years ended December 31, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Contingent consideration payable
(In millions)	2017	2016
Balance as of January 1,	$1,058.0	$475.9
Acquisitions	(4.0)	565.4
Change in fair value included in earnings	120.7	11.1
Other	(6.5)	5.6
Balance as of December 31,	$1,168.2	$1,058.0

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

Of the $1,168.2 million of contingent consideration payable as of December 31, 2017, $626.8 million is recorded within Other current liabilities and $541.4 million is recorded within Other non-current liabilities in the Company’s Consolidated Balance Sheets.

Joint venture net written option

In March 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity.  The Company had a liability of $40.0 million for the net written option based on the estimated fair value of these options as of December 31, 2017 and the Company re-measures the instrument to fair value through the Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Financial liabilities:	Fair value as of the measurement date
As of December 31, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,168.2	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 21.9 to 90%
			• Assumed market participant discount rate	• 1.8 to 8.7%
			• Periods in which milestones are expected to be achieved	• 2018 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.1 to $6.5 million

Contingent consideration payable represents future milestones and royalties the Company may be required to pay in conjunction with various business combinations and license agreements. The fair value of the Company’s contingent consideration payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions is specific to the individual contingent consideration payable.

Financial liabilities:	Fair value as of the measurement date
As of December 31, 2017
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$40.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 0 to 80%
			• Assumed market participant discount rate	• 16%

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values as of December 31, 2017 and December 31, 2016 of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	December 31, 2017		December 31, 2016
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
SAIIDAC notes	$12,050.2	$11,913.7	$12,039.2	$11,633.8
Baxalta notes	5,057.7	5,229.9	5,063.6	5,066.5
Capital lease obligation	349.2	349.2	353.6	353.6

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

The Company did not have any designated foreign currency contracts as of December 31, 2017. As of December 31, 2016, the Company had designated foreign currency forward contracts with a total notional value of $78.7 million with a maximum duration of six months; the fair value of these contracts was a net asset of $4.2 million.

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

The table below presents the notional amount, maximum duration and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	December 31, 2017	December 31, 2016
Notional amount	$1,672.3	$1,309.1
Maximum duration (in months)	3 months	3 months
Fair value - net asset	$11.4	$6.7

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2017, credit risk did not materially change the fair value of the Company’s foreign currency contracts.

Interest Rate Contracts

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities and on part of the senior notes assumed in connection with the acquisition of Baxalta. Interest on each of these debt obligations is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For further details related to interest rates on the Company’s various debt facilities, refer to Note 17, Borrowings and Capital Leases, to these Consolidated Financial Statements.

Designated Interest Rate Derivatives

As of December 31, 2017, interest rate swap contracts designated as fair value hedges were outstanding. The effective portion of the changes in the fair value of interest rate swap contracts are recorded as a component of the underlying Baxalta Notes with the ineffective portion recorded in Interest expense. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of Interest expense in the Consolidated Statements of Operations.

The table below presents the notional amount, maturity and fair value for the designated interest rate derivatives:

(In millions, except maturity)	December 31, 2017	December 31, 2016
Notional amount	$1,000.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net liability	$(7.7)	$(1.2)

For the years ended December 31, 2017 and 2016, the Company recognized losses of $4.3 million and $6.0 million, respectively, as ineffectiveness related to these contracts as a component of Interest expense.

Summary of Derivatives

The following tables summarize the income statement locations and gains and losses on the Company’s designated and undesignated derivative instruments:

(In millions)	Gain/(loss) recognized in OCI		Income Statement location	Gain reclassified from AOCI into income
Years ended December 31,	2017	2016		2017	2016
Designated derivative instruments
Cash flow hedges
Foreign exchange contracts	$(0.9)	$14.6	Cost of sales	$8.8	$4.9

(In millions)	Income Statement location	Gain/(loss) recognized in income
Years ended December 31,		2017	2016
Fair value hedges
Interest rate contracts, net	Interest expense	$(4.3)	$(6.0)
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	84.8	(40.2)
Interest rate swap contracts	Interest expense	—	(3.2)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments:

	Asset position			Liability position
		Fair value			Fair value
(In millions)	Balance Sheet location	December 31, 2017	December 31, 2016	Balance Sheet location	December 31, 2017	December 31, 2016
Designated derivative Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$4.3	Other current liabilities	$—	$0.1
Interest rate contracts	Long term borrowings	—	0.1	Long term borrowings	7.7	1.3
		$—	$4.4		$7.7	$1.4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$17.9	$13.6	Other current liabilities	$6.5	$6.9
Total derivative fair value		$17.9	$18.0		$14.2	$8.3
Potential effect of rights to offset		(2.7)	(1.7)		(2.7)	(1.7)
Net derivative		$15.2	$16.3		$11.5	$6.6

16.    Accounts Payable and Accrued Expenses

Components of Accounts payable and accrued expenses are summarized as follows:

	December 31,	December 31,
(In millions)	2017	2016
Accounts payable and accrued purchases	$914.6	$911.9
Accrued employee compensation and benefits payable	571.4	574.8
Accrued rebates	1,612.7	1,431.3
Accrued sales returns	175.7	118.4
Other accrued expenses	910.1	1,276.0
	$4,184.5	$4,312.4

17.    Borrowings and Capital Leases

(In millions)	December 31, 2017	December 31, 2016
Short term borrowings:
Baxalta notes	$748.8	$—
Borrowings under the Revolving Credit Facilities Agreement	810.0	450.0
Borrowings under the November 2015 Facilities Agreement	1,196.3	2,594.8
Capital leases	7.5	6.4
Other borrowings	26.1	16.8
	$2,788.7	$3,068.0

Long term borrowings:
SAIIDAC notes	$12,050.2	$12,039.2
Baxalta notes	4,308.9	5,063.6
Borrowings under the November 2015 Facilities Agreement	—	2,391.8
Capital leases	341.7	347.2
Other borrowings	51.6	58.0
	$16,752.4	$19,899.8

Total borrowings and capital leases	$19,541.1	$22,967.8

For a more detailed description of the Company's financing agreements, refer below.

The future payments related to short and long term borrowings and capital lease obligations, on maturities, as of December 31, 2017 are as follows:

(In millions)
2018	$2,804.7
2019	3,349.4
2020	1,040.9
2021	3,329.0
2022	519.5
Thereafter	8,591.9
Total obligations	19,635.4
Less: Debt issuance cost and discount	(94.3)
Total debt obligations	$19,541.1

SAIIDAC Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company (SAIIDAC), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (SAIIDAC Notes), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of December 31, 2017:

(In millions, except %)	Aggregate amount	Coupon rate	Effective interest rate in 2017	Carrying amount as of December 31, 2017
Fixed-rate notes due 2019	$3,300.0	1.900%	2.05%	$3,291.9
Fixed-rate notes due 2021	3,300.0	2.400%	2.53%	3,286.4
Fixed-rate notes due 2023	2,500.0	2.875%	2.97%	2,489.5
Fixed-rate notes due 2026	3,000.0	3.200%	3.30%	2,982.4
	$12,100.0			$12,050.2

As of December 31, 2017, there was $49.8 million of debt issuance costs and discount recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the acquisition of Baxalta (Baxalta Notes). Below is a summary of the Baxalta Notes as of December 31, 2017:

(In millions, except %)	Aggregate principal	Coupon rate	Effective interest rate in 2017	Carrying amount as of December 31, 2017
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	2.60%	$373.9
Fixed-rate notes due 2018	375.0	2.000%	2.00%	374.9
Fixed-rate notes due 2020	1,000.0	2.875%	2.80%	1,001.3
Fixed-rate notes due 2022	500.0	3.600%	3.30%	506.8
Fixed-rate notes due 2025	1,750.0	4.000%	3.90%	1,770.2
Fixed-rate notes due 2045	1,000.0	5.250%	5.10%	1,030.6
Total assumed Senior Notes	$5,000.0			$5,057.7

The effective interest rates above exclude the effect of any related interest rate swaps. The book values above include any premiums and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 15, Financial Instruments, to these Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (RCF) with a number of financial institutions. As of December 31, 2017, the Company utilized $810.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (November 2015 Facilities Agreement), which is comprised of three amortizing credit facilities. The total amount outstanding under the November 2015 Facilities Agreement was $1.2 billion as of December 31, 2017. During the year ended December 31, 2017, the Company made $0.4 billion of advance repayments under November 2015 Facility A and $2.2 billion of scheduled and advance repayments under November 2015 Facility B. Both November 2015 Facility A and November 2015 Facility B were fully repaid during the year ended December 31, 2017. The Company also made $1.2 billion of advance repayments under November 2015 Facility C; consequently, the amount outstanding under November 2015 Facility C was $1.2 billion as of December 31, 2017 maturing on November 2, 2018.

Short-term uncommitted lines of credit (Credit lines)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of December 31, 2017, these Credit lines were not utilized.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of December 31, 2017, the total capital lease obligations, including current portions, were $349.2 million.

18.    Other Current Liabilities

Components of Other current liabilities are summarized as follows:

	December 31,	December 31,
(In millions)	2017	2016
Income taxes payable	$65.1	$46.2
Value added taxes	30.4	17.6
Contingent consideration payable	626.8	65.1
Other current liabilities	186.5	234.0
	$908.8	$362.9

19.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (OPEB) plans in the U.S. and other countries.

Reconciliation of Pension and OPEB Plan Obligations and Funded Status

The following provides information about projected benefit obligations, plan assets, the funded status and weighted-average assumptions of the OPEB and pension plans:

	December 31, 2017			December 31, 2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Benefit obligations
Beginning of period	$384.1	$581.4	$25.0	$—	$—	$—
Assumption of benefit obligations	—	—	—	441.6	503.8	23.5
Service cost	14.6	39.4	1.5	13.0	18.6	0.8
Interest cost	15.6	4.9	1.0	11.1	3.2	0.6
Participant contributions	—	8.9	—	—	3.2	—
Actuarial loss/(gain)	34.4	(22.9)	(1.2)	(10.6)	(29.8)	0.1
Benefit payments	(5.1)	(19.8)	(0.2)	(1.6)	(9.1)	—
Plan amendments	—	—	(9.0)	—	—	—
Settlements	—	(10.4)	—	—	(3.2)	—
Curtailments	—	(4.0)	—	(73.4)	—	—
Foreign exchange	—	45.4	—	—	(18.3)	—
Other	—	(5.0)	—	4.0	113.0	—
End of Period	$443.6	$617.9	$17.1	$384.1	$581.4	$25.0

Fair value of plan assets
Beginning of period	$228.4	$197.9	$—	$—	$—	$—
Assumption of plan assets	—	—	—	218.0	140.5	—
Actual return on plan assets	35.4	12.3	—	8.3	2.0	—
Employer contributions	0.9	32.2	0.2	0.4	12.3	—
Participant contributions	—	8.9	—	—	3.2	—
Benefit payments	(5.0)	(19.8)	(0.2)	(1.6)	(9.1)	—
Settlements	—	(10.4)	—	—	(3.2)	—
Foreign exchange	—	11.9	—	—	(3.8)	—
Other	—	4.2	—	3.3	56.0	—
End of Period	259.7	237.2	—	228.4	197.9	—
Funded status	$(183.9)	$(380.7)	$(17.1)	$(155.7)	$(383.5)	$(25.0)

Amounts recognized in the Consolidated Balance Sheets

	December 31, 2017			December 31, 2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Other current liabilities	$(0.8)	$(15.7)	$(0.4)	$(0.6)	$(8.8)	$(0.2)
Other non-current liabilities	(183.1)	(365.0)	(16.7)	(155.1)	(374.7)	(24.8)
Net liability recognized	$(183.9)	$(380.7)	$(17.1)	$(155.7)	$(383.5)	$(25.0)

The majority of the Company's pension and OPEB plans were assumed with the acquisition of Baxalta on June 3, 2016.

The Company amended the OPEB and adopted a plan freeze effective December 31, 2017. According to the amendment, employees who have not met certain criteria, may not qualify as an eligible retiree regardless of such employee's age or service at the employee's date of termination. As a result, a prior service credit was recorded during the year ended December 31, 2017.

On December 31, 2016, the Company amended the U.S. pension plan which eliminated the estimate of future compensation levels beyond December 31, 2017, the effective date. As a result, a curtailment gain of $69.4 million was recorded during 2016.

For the year ended December 31, 2016, Other primarily represents the recognition of additional defined benefit plan in Switzerland.

Accumulated Benefit Obligation Information

The pension obligation represents the projected benefit obligation (PBO) as of December 31, 2017 and 2016. The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it does not include assumptions relating to future compensation levels. The ABO as of December 31, 2017 for the U.S. pension plans was $443.6 million (December 31, 2016: $373.2 million). The ABO as of December 31, 2017 for the International pension plans was $494.2 million (December 31, 2016: $457.9 million).

The funded status figures and ABO disclosed above reflect all of the Company's pension plans. The following ABO and plan asset information includes only those individual plans that have an ABO in excess of plan assets.

(In millions)	December 31, 2017	December 31, 2016
US
ABO	$443.6	$373.2
Fair value of plan assets	259.7	228.4
International
ABO	469.0	437.5
Fair value of plan assets	209.6	176.2

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(In millions)	U.S. pensions	International pensions	OPEB (U.S.)

2018	$6.0	$28.1	$0.4
2019	7.7	20.7	0.5
2020	9.2	22.2	0.6
2021	10.7	24.3	0.8
2022	12.2	25.4	0.9
2023 through 2027	84.3	134.8	6.8

The expected net benefit payments reflect the Company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the Company’s assets (for unfunded plans) as of December 31, 2017. The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.

Amounts Recognized in AOCI

The pension and OPEB plans' gains or losses not yet recognized in net periodic benefit cost are recognized in AOCI and amortized from AOCI to net periodic benefit cost in the future. The following is a summary of the pre-tax net gain/(losses) recorded in AOCI:

	December 31, 2017			December 31, 2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
(Loss)/gain arising during the year	$(14.9)	$41.2	$10.1	$83.4	$(10.3)	$0.1
Reclassification of gain to income statement	—	(1.3)	—	(69.4)	—	—
Pension and other employee benefit (loss)/gain, pre-tax	$(14.9)	$39.9	$10.1	$14.0	$(10.3)	$0.1

Refer to Note 20, Accumulated Other Comprehensive Income/(Loss), for the net of tax balances included in AOCI as of December 31, 2017 and 2016. The Company does not expect to amortize a significant amount of AOCI to net periodic benefit cost in 2018.

In 2016, the reclassification of gain to the income statement represents the recognition of the curtailment gain associated with the U.S. pension plans as further described above.

Net Periodic Benefit Cost

The net periodic benefit cost is as follows:

	December 31, 2017			December 31, 2016
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$14.6	$39.4	$1.5	$13.0	$18.6	$0.8
Interest cost	15.6	4.9	1.0	11.1	3.2	0.6
Expected return on plan assets	(15.9)	(7.4)	—	(8.9)	(3.9)	—
Curtailment and other	—	1.9	—	(69.4)	20.0	—
Net periodic benefit cost	$14.3	$38.8	$2.5	$(54.2)	$37.9	$1.4

In 2016, the net periodic benefit cost is from June 3, 2016, the date the Company assumed the obligations from Baxalta, through December 31, 2016.

In 2016 Curtailments and other relates to the recognition of a curtailment gain of $69.4 million associated with the U.S. pension plans as described above and a loss of $20.0 million for the recognition of a defined benefit plan in Switzerland.

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

The following weighted-average assumptions were used in calculating measurement of benefit obligations:

	December 31, 2017			December 31, 2016
	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)

Discount rate	3.7%	1.0%	3.5%	4.2%	1.0%	4.3%
Rate of compensation increase	n/a	3.0%	n/a	3.8%	2.9%	n/a
Health care cost trend rate	n/a	n/a	6.0%	n/a	n/a	6.3%
Rate decreased to	n/a	n/a	5.0%	n/a	n/a	5.0%
by the year ended	n/a	n/a	2022	n/a	n/a	2022

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

The following weighted-average assumptions were used in determining net periodic benefit cost:

	December 31, 2017			December 31, 2016
	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)

Discount rate	4.2%	1.0%	4.2%	4.1%	1.0%	4.2%
Expected return on plan assets	7.0%	3.4%	n/a	7.0%	4.5%	n/a
Rate of compensation increase	3.8%	3.0%	n/a	3.8%	3.2%	n/a
Health care cost trend rate	n/a	n/a	6.0%	n/a	n/a	6.5%
Rate decreased to	n/a	n/a	5.0%	n/a	n/a	5.0%
by the year end	n/a	n/a	2022	n/a	n/a	2022

The Company establishes the expected return on plan assets assumption based primarily on a review of historical compound average asset returns, both Company-specific and the broad market (and considering the Company’s asset allocations), an analysis of current market and economic information and future expectations.

The effect of a one-percent change in the assumed healthcare cost trend rate would not have a significant impact on the OPEB plan benefit obligation as of December 31, 2017 or the plan’s service and interest cost during 2017.

Pension Plan Assets

A committee of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension plans. The committee abides by policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. In the United States, Goldman Sachs Asset Management acts as an outsourced chief investment officer (oCIO) to perform the day-to-day management of pension assets.

The policies and procedures include the following:

•Ability to pay all benefits when due;

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

•Specified portfolio percentage limits on foreign holdings; and
•Periodic monitoring of oCIO performance and adherence to policies.

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

The following pension assets are recorded at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3). Investments that are measured at fair value using the net asset value per share or its equivalent as a practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table is intended to permit reconciliation of the fair value hierarchy and the fair value of plan assets.

U.S. pension plan assets	Fair value
(In millions)	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Assets
Equity
Mutual fund	$17.9	$—	$—	$17.9
Total investments at fair value	$17.9	$—	$—	$17.9
Fixed income
Cash equivalents				6.2
Collective trust funds				52.4
Mutual fund				12.7
Equity
Collective trust funds				116.6
Mutual funds				42.0
Hedge fund				11.9
Fair value of pension plan assets				$259.7

U.S. pension plan assets	Fair value
(In millions)	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets
Equity
Mutual fund	$16.5	$—	$—	$16.5
Total investments at fair value	$16.5	$—	$—	$16.5
Fixed Income
Cash equivalent				5.7
Collective trust funds				46.4
Mutual fund				11.4
Equity
Collective trust funds				100.4
Mutual funds				36.9
Hedge fund				11.1
Fair value of pension plan assets				$228.4

International pension plan assets	Fair value
(In millions)	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Assets
Fixed income
Cash and cash equivalents	$3.8	$—	$—	$3.8
Government agency issues	1.7	—	—	1.7
Corporate bonds	14.4	—	—	14.4
Mutual funds	32.4	—	—	32.4
Equity
Common stock - large cap	24.3	—	—	24.3
Mutual funds	50.3	—	—	50.3
Real estate funds	14.3	6.4	—	20.7
Other holdings	—	89.6	—	89.6
Fair value of pension plan assets	$141.2	$96.0	$—	$237.2

International pension plan assets	Fair value
(In millions)	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets
Fixed income
Cash and cash equivalents	$6.2	$—	$—	$6.2
Government agency issues	0.6	—	—	0.6
Corporate bonds	21.1	—	—	21.1
Mutual funds	24.4	—	—	24.4
Equity
Common Stock:
Large cap	19.9	—	—	19.9
Mid cap	1.6	—	—	1.6
Total common stock	21.5	—	—	21.5
Mutual funds	40.6	—	—	40.6
Real estate funds	8.4	3.7	—	12.1
Other holdings	—	71.4	—	71.4
Fair value of pension plan assets	$122.8	$75.1	$—	$197.9

The assets and liabilities of the Company's pension plans are valued using the following valuation methods:

Investment category	Valuation methodology
Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value
Government agency issues	Values are based on quoted prices in an active market
Corporate bonds	Values are based on the valuation date in an active market
Common stock	Values are based on the closing prices on the valuation date in an active market
Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from active markets or as reported by the fund managers
Collective trust funds and hedge funds	Values are based on the net asset value of the units held at year end
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

The Company had no obligation to fund its principal plans in the U.S. for the year ended December 31, 2017 and did not make any voluntary contributions for the year ended December 31, 2017 and 2016. The Company is expected to make cash contributions of at least $13.0 million during 2018. During 2017 and 2016, the Company contributed to its international plans $20.6 million and $7.1 million, respectively and expects to make cash contributions of at least $18.6 million during 2018. Cash outflows related to OPEB plan were less than $1.0 million during the year ended December 31, 2017 and the Company expects to have less than $1.0 million cash outflows during 2018.

The Company continually reassesses the amount and timing of any discretionary contributions, which could be significant in any period.
The table below details the funded status percentage of the Company’s pension plans as of December 31, 2017 and 2016 including certain plans that are unfunded in accordance with the guidelines of the Company’s funding policy outlined above.

	As of December 31, 2017
	United States		International
(In millions, except %)	Qualified plan	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$259.7	n/a	$237.2	n/a	$496.9
PBO	412.1	31.5	430.8	187.1	1,061.5
Funded status percentage	63%	n/a	55%	n/a	47%

	As of December 31, 2016
	United States		International
(In millions, except %)	Qualified plan	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$228.4	n/a	$197.9	n/a	$426.3
PBO	352.8	31.3	413.7	167.7	965.5
Funded status percentage	65%	n/a	48%	n/a	44%

U.S. Defined Contribution Plans
In addition to benefits provided under the pension and OPEB plans described above, the Company provides benefits under defined contribution plans. The Company's most significant defined contribution plans are in the United States. The Company recognized expenses related to U.S. defined contribution plans of $60.0 million, $68.1 million and $38.9 million during 2017, 2016 and 2015, respectively.

20.    Accumulated Other Comprehensive Income/(Loss)

The changes in Accumulated other comprehensive income/(loss) (AOCI), net of their related tax effects, for the year ended December 31, 2017 are as follows:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale securities	Hedging activities	Accumulated other comprehensive (loss)/income
As of January 1, 2017	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)
Current period change:
Other comprehensive income/(loss) before reclassifications	2,785.0	33.4	75.2	(0.6)	2,893.0
Amounts reclassified from AOCI	—	(0.7)	(13.9)	(5.8)	(20.4)
Net current period other comprehensive income/(loss)	2,785.0	32.7	61.3	(6.4)	2,872.6
As of December 31, 2017	$1,279.6	$27.5	$67.9	$—	$1,375.0

The following is a summary of the amounts reclassified from AOCI to net income during the year ended December 31, 2017.

	Amounts reclassified from AOCI
(In millions)	2017	Location of impact in Statements of Operations
Pension and other employee benefits
Amortization of actuarial loss	$(1.8)	Net periodic benefit cost
Curtailment gain	3.1	Cost of sales
	1.3	Total before tax
	(0.6)	Tax expense
	0.7	Net of tax

Available-for-sale securities
Gain on available-for-sale securities	13.9	Other (expense)/income, net
	13.9	Total before tax
	—	Tax expense
	13.9	Net of Tax

Hedging activities
Foreign exchange contracts	8.8	Cost of sales
	8.8	Total before tax
	(3.0)	Tax expense
	5.8	Net of tax

Total reclassifications for the period	$20.4	Total net of tax

The changes in Accumulated other comprehensive income/(loss) (AOCI), net of their related tax effects, for the year ended December 31, 2016 are as follows:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding loss on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2016	$(182.1)	$—	$(1.7)	$—	$(183.8)
Current period change:
Other comprehensive (loss)/income before reclassifications	(1,323.3)	38.3	8.3	9.9	(1,266.8)
Amounts reclassified from AOCI	—	(43.5)	—	(3.5)	(47.0)
Net current period other comprehensive (loss)/income	(1,323.3)	(5.2)	8.3	6.4	(1,313.8)
As of December 31, 2016	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)

The following is a summary of the amounts reclassified from AOCI to net income during the year ended December 31, 2016.

	Amounts reclassified from AOCI
(In millions)	2016	Location of impact in Statements of Operations
Pension and employee benefits
Curtailment gain	$69.4	Integration and acquisition costs
	69.4	Total before tax
	(25.9)	Tax expense
	43.5	Net of tax
Losses on hedging activities
Foreign exchange contracts	4.9	Cost of sales
	4.9	Total before tax
	(1.4)	Tax expense
	3.5	Net of tax

Total reclassifications for the period	$47.0	Total net of tax

21.    Taxation

The components of pre-tax income from continuing operations are as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Ireland	$350.8	$214.3	$(11.4)
United States	625.2	(75.3)	975.8
Rest of the world	917.4	347.1	421.4
	$1,893.4	$486.1	$1,385.8

The provision for income taxes on continuing operations by location of the taxing jurisdiction for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Years ended December 31,
(In millions)	2017	2016	2015
Current income taxes:
Ireland	$46.6	$5.2	$0.8
U.S. federal tax	373.8	318.6	191.7
U.S. state and local taxes	55.8	30.2	17.3
Rest of the world	90.4	68.9	17.8
Total current taxes	566.6	422.9	227.6
Deferred taxes:
Ireland	22.3	18.2	(38.8)
U.S. federal tax	(3,050.3)	(433.8)	(151.2)
U.S. state and local taxes	260.1	(74.1)	(1.7)
Rest of the world	(156.3)	(59.3)	10.2
Total deferred taxes	(2,924.2)	(549.0)	(181.5)
Total income taxes	$(2,357.6)	$(126.1)	$46.1

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (Tax Act) into legislation.  We have recorded a tax benefit of $2.5 billion, related to the remeasurement of deferred tax assets and liabilities offset by a tax expense of $90.0 million relating to the impact of the transition tax on the deemed repatriation of foreign income.  Due to enactment late in the Company’s annual reporting period, the Company was unable to obtain all of the requisite information and perform computations for all consequences of the Tax Act.  In addition, it is expected that significant guidance will be issued that may change how the Company has computed the provisional amounts included in its annual financial statements for the year ended December 31, 2017.  The Company will continue to assess the impact of the Tax Act during the measurement period and will record any adjustments to its provisional estimates as needed during 2018.

The Company determines the amount of income tax expense or benefit allocable to continuing operations using the incremental approach. The amount of income tax attributed to discontinued operations is disclosed in Note 7, Results of Discontinued Operations, in these Consolidated Financial Statements.

The reconciliation of income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees at the statutory tax rate to the provision for income taxes is shown in the table below:

	Years ended December 31,
	2017	2016	2015
Income from continuing operations before income taxes and equity in (losses)/ earnings of equity method investees (in millions)	$1,893.4	$486.1	$1,385.8
Statutory tax rate (1)	25.0%	25.0%	25.0%
U.S. R&D credit	(6.6)%	(25.9)%	(7.7)%
Intra-group items (2)	(13.5)%	(44.4)%	(18.6)%
Other permanent items	2.5%	4.5%	1.1%
U.S. Domestic Manufacturing Deduction	(1.4)%	(4.0)%	(1.6)%
Acquisition Related Costs	—%	8.5%	1.1%
Irish Treasury Operations	(4.1)%	(8.6)%	0.6%
Change in valuation allowance	(0.5)%	7.9%	1.0%
Difference in taxation rates (3)	3.6%	13.0%	7.3%
Change in provisions for uncertain tax positions	(2.7)%	(1.5)%	(0.4)%
Prior year adjustment	(0.1)%	1.0%	(1.6)%
Change in fair value of contingent consideration	—%	3.7%	(3.8)%
Change in tax rates	(1.2)%	(5.1)%	0.9%
US Tax Reform	(130.3)%	—%	—%
US Transition Tax	4.8%	—%	—%
Provision for income taxes on continuing operations	(124.5)%	(25.9)%	3.3%

(1) In addition to being subject to the Irish corporation tax rate of 25.0% in 2017, the Company is also subject to income tax in other territories in which the Company operates, including: Canada (15.0%); France (33.3%); Germany (15.0%); Italy (24.0%); Japan (23.4%); Luxembourg (19.0%); the Netherlands (25.0%); Belgium (33.99%); Singapore (17.00%); Spain (25.0%); Sweden (22.0%); Switzerland (8.5%); United Kingdom (19.3%) and the U.S. (35.0%). The rates quoted represent the statutory federal income tax rates in each territory, and do not include any state taxes or equivalents or surtaxes or other taxes charged in individual territories, and do not purport to represent the effective tax rate for the Company in each territory.
(2) Intra-group items principally relate to the effect of intra-territory eliminations, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes, noncontrolling interests, and equity in earnings/(losses) of equity method investees. The Company's intra-group items primarily arise from its acquisition of third parties that result in income and expense being received and taxed in different jurisdictions at various tax rates.
(3) The expense from the difference in taxation rates reflects the impact of the higher income tax rates in the United States offset by the impact of lower foreign jurisdiction income tax rates.

As detailed in the income tax rate reconciliation above, the Company's effective tax rate differs from the Irish statutory rate each year due to foreign taxes that are different than the Irish statutory rate and certain operations that are subject to tax incentives. In addition, the effective tax rate can be impacted each period by certain discrete factors and events, which, in 2017, included items related to U.S. tax reform.

Provisions for uncertain tax positions

The Company files income tax returns in the Republic of Ireland, the U.S. (both federal and state) and various other jurisdictions (see footnote 1 to the table above for major jurisdictions). With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2013. Tax authorities in various jurisdictions are in the process of auditing the Company’s tax returns for fiscal periods primarily after 2012, with the earliest being 2007; these tax audits cover primarily transfer pricing, but may include other areas.

While tax audits remain open, the Company also considers it reasonably possible that issues may be raised by tax authorities resulting in increases to the balance of unrecognized tax benefits, however, an estimate of such an increase cannot be made.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2017	2016	2015
Balance as of January 1	$236.3	$216.3	$207.8
Increases based on tax positions related to the current year	132.6	34.3	27.0
Decreases based on tax positions taken in the current year	(128.5)	—	—
Increases for tax positions taken in prior years	3.1	0.5	3.9
Decreases for tax positions taken in prior years	(43.7)	(17.8)	(30.6)
Acquisition related items	(1.8)	29.5	17.9
Decreases resulting from settlements with the taxing authorities	—	(24.4)	(1.2)
Decreases as a result of expiration of the statute of limitations	(8.2)	(2.4)	(4.4)
Foreign currency translation adjustments (1)	0.7	0.3	(4.1)
Balance as of December 31(2)	$190.5	$236.3	$216.3

(1) Foreign currency translation adjustments are recognized within Other Comprehensive Income.
(2) As of December 31, 2017, approximately $185.0 million (2016: $227.0 million, 2015: $207.0 million) of which would affect the effective rate if recognized.

There is no requirement to record any reserves or other contingencies related to the receipt of the break fee from AbbVie in 2014. The relevant tax return was submitted on September 23, 2015.

The Company does not anticipate any material changes in the next 12 months to the total amount of unrecognized tax benefits recorded as of December 31, 2017. As of the balance sheet date, the Company believes that its reserves for uncertain tax positions are adequate to cover the resolution of these audits. However, the resolution of these audits could have a significant impact on the financial statements if the settlement differs from the amount reserved.

The Company recognizes interest and penalties accrued related to unrecognized tax positions within income taxes. During the years ended December 31, 2017, 2016 and 2015, the Company recognized a charge/(credit) to income taxes of ($14.2 million), $4.2 million and $0.8 million in interest and penalties and the Company had a liability of $16.5 million, $30.8 million and $26.5 million for the payment of interest and penalties accrued as of December 31, 2017, 2016 and 2015, respectively.

Deferred taxes

The significant components of deferred tax assets and liabilities and their balance sheet classifications, as of December 31, are as follows:

	December 31,	December 31,
(In millions)	2017	2016
Deferred tax assets:
Deferred revenue	$3.5	$16.8
Inventory & warranty provisions	64.2	88.7
Losses carried forward (including tax credits)	1,687.1	1,907.3
Provisions for sales deductions and doubtful accounts	119.4	191.6
Intangible assets	50.3	79.7
Share-based compensation	93.3	137.5
Excess of tax value over book value of assets	11.5	14.2
Accruals and provisions	249.4	448.6
Other	26.2	78.5
Gross deferred tax assets	2,304.9	2,962.9
Less: valuation allowance	(635.7)	(569.4)
	1,669.2	2,393.5
Deferred tax liabilities:
Intangible assets	(5,501.2)	(9,073.4)
Excess of book value over tax value in inventory	(9.6)	(150.3)
Excess of book value over tax value of assets and investments	(650.0)	(1,304.2)
Other	(67.8)	(91.6)
Net deferred tax liabilities	(4,559.4)	(8,226.0)

Balance sheet classifications:
Deferred tax assets - non-current	188.8	96.7
Deferred tax liabilities - non-current	(4,748.2)	(8,322.7)
	$(4,559.4)	$(8,226.0)

As of December 31, 2017, the Company had a valuation allowance of $635.7 million (2016: $569.4 million; 2015: $416.1 million) to reduce its deferred tax assets to estimated realizable value. These valuation allowances related primarily to operating losses, capital losses, and tax-credit carry-forwards in Switzerland (2017: $200.0 million; 2016: $176.8 million; 2015: $131.5 million); U.S. (2017: $148.9 million; 2016: $155.1 million; 2015: $125.9 million); Ireland (2017: $22.3 million; 2016: $22.4 million; 2015: $22.2 million); and other foreign tax jurisdictions (2017: $264.5 million; 2016: $215.1 million; 2015: $136.5 million).

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

The net increase in valuation allowances of $66.3 million includes (i) increases of $81.4 million relating to operating losses in various jurisdictions for which management considers that there is insufficient positive evidence related to the factors described above to overcome negative evidence, such as cumulative losses and expiration periods and therefore it is more likely than not that the relevant deferred tax assets will not be realized in full, and (ii) decreases of $15.1 million primarily related to U.S. state tax losses, which based on the assessment of factors described above now provides sufficient positive evidence to support the losses are more likely than not to be realized.

As of December 31, 2017, based upon a consideration of the factors described above management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if these factors are revised in future periods.

The approximate tax effect of NOLs, capital losses and tax credit carry-forwards as of December 31, are as follows:

(In millions)	2017	2016
U.S. federal tax	$489.6	$687.1
U.S. state tax	140.3	170.7
Republic of Ireland	29.4	45.1
Foreign tax jurisdictions	723.8	614.9
R&D and other tax credits	303.9	389.5
	$1,687.0	$1,907.3

The approximate gross value of net operating losses (NOLs) and capital losses at December 31, 2017 is $11,137.5 million (2016: $10,843.1 million). The tax effected NOLs, capital losses and tax credit carry-forwards shown above have the following expiration dates:

December 31,
(In millions)	2017
Within 1 year	$1.4
Within 1 to 2 years	34.4
Within 2 to 3 years	18.4
Within 3 to 4 years	44.3
Within 4 to 5 years	50.1
Within 5 to 6 years	31.8
After 6 years	919.5
Indefinitely	587.1

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. As of December 31, 2017, that excess totaled $14.4 billion (2016: $16.6 billion). On December 22, 2017, President Trump signed tax reform legislation (HR 1) which includes a broad range of tax reform proposals affecting businesses, including the payment of a one-time tax or "toll charge" on previously unremitted earnings of certain non-US subsidiaries. Accordingly, the Company will no longer assert that any of the earnings that will be taxed as part of the toll charge are indefinitely reinvested (approximately $7.6 billion).

22.    Earnings Per Share

The following table reconciles net income and loss and the weighted average ordinary shares outstanding for basic and diluted earnings per share (EPS) for the periods presented:

	Years ended December 31,
(In millions)	2017	2016	2015
Income from continuing operations, net of taxes	$4,253.5	$603.5	$1,337.5
Gain/(loss) from discontinued operations, net of taxes	18.0	(276.1)	(34.1)
Numerator for basic and diluted earnings per share	$4,271.5	$327.4	$1,303.4

Weighted average number of shares:
Basic	906.5	770.1	590.4
Effect of dilutive shares:
Share-based awards to employees	5.5	6.1	2.7
Diluted	912.0	776.2	593.1

Earnings per Ordinary Share – basic
Earnings from continuing operations	4.69	0.78	2.27
Earnings/(loss) from discontinued operations	0.02	(0.35)	(0.06)
Earnings per Ordinary Share – basic	4.71	0.43	2.21

Earnings per Ordinary Share – diluted
Earnings from continuing operations	4.66	0.77	2.26
Earnings/(loss) from discontinued operations	0.02	(0.35)	(0.06)
Earnings per Ordinary Share – diluted	4.68	0.42	2.20
Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Years ended December 31,
(Number of shares in millions)	2017	2016	2015
Share-based awards to employees	15.2	4.1	3.4

Certain stock options have been excluded from the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

23.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the years ended December 31, 2017, 2016 and 2015 by line item is as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Cost of sales	$35.6	$23.3	$7.6
Research and development	27.3	46.9	28.6
Selling, general and administrative	97.2	67.1	37.4
Integration and acquisition costs	14.8	181.2	—
Reorganization costs	—	—	26.7
Total	174.9	318.5	100.3
Less tax	(43.4)	(85.3)	(28.4)
	$131.5	$233.2	$71.9

During the year ended December 31, 2017, the Company incurred total expense of $61.6 million (2016: $223.1 million, 2015: $nil) related to replacement awards held by Baxalta employees as further described below. This includes integration related expenses of $14.8 million during the year ended December 31, 2017 (2016: $171.0 million, 2015: $nil), primarily due to the acceleration of unrecognized expense associated with certain employees impacted by the integration.

There were no capitalized share-based compensation costs as of December 31, 2017, 2016 and 2015.

As of December 31, 2017, $218.3 million (2016: $244.2 million, 2015: $115.3 million) of total unrecognized compensation cost relating to non-vested awards is expected to be recognized over a period of three years.

Share-based compensation plans

Prior to February 28, 2015, the Company granted stock-settled share appreciation rights (SARs) and performance share awards (PSAs) over ordinary shares and ADSs to Executive Directors and employees under the Shire Portfolio Share Plan (PSP) (Parts A and B). The SARs and PSAs granted under the PSP (Parts A and B) to Executive Directors are exercisable subject to performance and service criteria. Substantially all SARs and PSAs granted to employees are exercisable subject only to service criteria.

The principal terms and conditions of SARs and PSAs under the PSP (Parts A and B) are as follows: (i) the contractual life of SARs is seven years, (ii) the vesting period of SARs and PSAs granted to employees below the level of Executive Vice President allows for graded vesting over three years, and (iii) awards granted to the level of Executive Director and Executive Vice President cliff vest after three years, of which awards to the level of Executive Director contain performance conditions based on growth in Non-GAAP adjusted return on invested capital (Adjusted ROIC) and Non-GAAP earnings before interest, taxation, depreciation and amortization (Non-GAAP EBITDA). In 2014, the Company granted PSAs under the PSP to employees at Executive Vice President level and to a select group of senior employees, which are exercisable subject to performance and service criteria. These PSAs cliff vested after three years and contain performance conditions as explained above.

Since February 28, 2015, the Company has granted awards under the Shire Long Term Incentive Plan 2015 (LTIP). Under the LTIP, the Company grants stock-settled share appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) over ordinary shares and ADSs to Executive Directors and employees. The PSUs granted under the LTIP and SARs granted to Executive Directors are exercisable subject to performance and service criteria. RSUs granted under the LTIP and SARs granted to all other employees are exercisable subject only to service criteria.

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

The following awards were outstanding as of December 31, 2017:

	Compensation type	Number of awards	Expiration period from date of issue	Vesting period
Stock-settled SARs	SARs	15,693,527	7 years	3 years graded vesting and/or 3 years cliff vesting subject to performance criteria for Executive Directors only
UK/Irish Sharesave Plans	Stock options	184,647	6 months after vesting	3 or 5 years
Global Employee Stock Purchase Plan	Stock options	315,646	On vesting date	1 to 5 years
Baxalta Replacement Options	Stock options	9,425,001	10 years	3 years graded vesting
Stock-settled SARs and stock options		25,618,821
RSUs, PSUs and PSAs	RSUs, PSUs and PSAs	3,258,380	3 years	3 years graded vesting, 3 years cliff vesting subject to performance criteria for Executive Directors and certain senior employees only
Baxalta Replacement RSUs	RSU	701,340	3 years	3 years graded vesting
RSUs/PSUs and PSAs		3,959,720

Stock-settled SARs and stock options

SARs under LTIP and PSP (Part A)

Stock-settled share appreciation rights (SARs) granted to Executive Directors are exercisable subject to service and performance criteria.

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

UK/Irish Sharesave Plans (Sharesave Plans)

Options granted under the Sharesave Plans are granted with an exercise price equal to 80% and 75% of the mid-market price on the day before invitations are issued to UK and Ireland employees, respectively. Employees may enter into three or five year savings contracts. No performance conditions apply.

Shire Global Employee Stock Purchase Plan (Stock Purchase Plan)

Under the Stock Purchase Plan, options are granted with an exercise price equal to 85% of the fair market value of a share on the day before the enrollment date (the first day of the offering period) or the day before the exercise date (the last day of the offering period), whichever is the lower. Employees agree to save for a period up to 12 months. No performance conditions apply.

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

A summary of the status of the Company’s SARs and stock options including replacement awards as of December 31, 2017 and of the related activity during the period then ended is presented below:

Year ended December 31, 2017	Weighted average exercise price	Number of shares	Intrinsic value (In millions)
	£		£
Outstanding as of beginning of period	38.98	21,869,833
Granted	45.11	9,865,956
Exercised	34.99	(3,312,318)
Forfeited	44.00	(2,804,650)
Outstanding as of end of period	39.75	25,618,821	31.4
Exercisable as of end of period	35.11	13,329,159	29.3

Excluded from the table above are replacement stock options issued to Baxter employees as part of the acquisition of Baxalta. The Company issued 8.8 million stock options to Baxter employees on June 3, 2016, out of which 6.2 million and 6.2 million were outstanding and exercisable, respectively, as of December 31, 2017.

The weighted average grant date fair value of SARs and stock options granted in the year ended December 31, 2017 was £9.72 (2016: £8.25; 2015: £10.36).

SARs and stock options including Baxalta Replacement Options, outstanding as of December 31, 2017 have the following characteristics:

Number of awards outstanding	Exercise prices	Weighted Average remaining contractual term (Years)	Weighted average exercise price of awards outstanding	Number of awards exercisable	Weighted average exercise price of awards exercisable
	£		£		£
2,373,820	9.27-28.00	2.4	24.47	2,367,984	24.48
9,537,750	28.01-40.00	6.3	33.64	8,010,506	33.30
13,707,251	40.01-70.48	5.5	46.65	2,950,669	48.55
25,618,821				13,329,159

RSUs, PSUs and PSAs

RSUs and PSUs under LTIP and PSAs under PSP (Part B)

PSUs and PSAs granted to Executive Directors and employees at Executive Vice President level are exercisable subject to certain performance and service criteria.

RSUs and PSAs granted to all other employees are not subject to performance criteria and are only subject to service conditions.

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

A summary of the status of the Company’s RSUs, PSUs and PSAs as of December 31, 2017 and of the related activity during the period then ended is presented below:

RSUs, PSUs and PSAs	Number of shares	Weighted average grant date fair value	Weighted average remaining life
		£
Outstanding as of beginning of period	3,976,657	41.31
Granted	2,520,239	45.38
Exercised	(1,779,205)	43.23
Forfeited	(757,971)	44.99
Outstanding as of end of period	3,959,720	42.33	4.9
Exercisable as of end of period	—	—	N/A

Excluded from the table above are replacement RSUs issued to Baxter employees as part of the acquisition of Baxalta. The Company issued 0.5 million RSUs to Baxter employees on June 3, 2016, out of which $nil were outstanding as of December 31, 2017.

Exercises of share-based awards

The total intrinsic values of share-based awards exercised, including those held by Baxter employees, for the years ended December 31, 2017, 2016 and 2015 were $147.1 million, $214.6 million and $198.8 million, respectively. The total cash received as a result of share option exercises for the period ended December 31, 2017, 2016 and 2015 was approximately $134.1 million, $169.2 million and $16.6 million, respectively. In connection with these exercises, the tax benefit credited to additional paid-in capital for the years ended December 31, 2017, 2016 and 2015 was $nil, $8.8 million and $31.6 million, respectively. With the adoption of a new accounting standard on accounting for stock-based compensation, effective January 1, 2017, excess tax benefits were recognized as a component of income tax expense rather than Additional paid-in capital.

The Company will settle future awards with either newly listed ordinary shares or with shares held in the EBT. The number of shares that the EBT will purchase in 2018 is dependent on the number of awards granted and exercised during the year and Shire plc’s share price. As of December 31, 2017, the EBT held 0.5 million ordinary shares and 0.2 million ADSs.

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

The fair value of share awards granted was estimated using the following assumptions:

	Years ended December 31,
	2017	2016	2015
Risk-free interest rate	0.4-1.9%	0.29-1.6%	0.6-1.8%
Expected dividend yield	0.3-0.6%	0.3-0.5%	0.2-0.4%
Expected life	1-3.88 years	1-4 years	1-4 years
Volatility	25-29%	26-29%	23-26%
Forfeiture rate	0%	5-7%	5-7%

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

•
forfeiture rate - estimated using historical trends of the number of awards forfeited prior to vesting. Upon the 2017 adoption of a new rule on accounting for stock-based compensation, the Company elected to account for forfeitures in relation to service conditions as they occur. As such, the estimated forfeiture rate was 0% starting in 2017.

24.    Commitments and Contingencies

Leases

Future minimum lease payments under operating leases as of December 31, 2017 are presented below:

(In millions)	Operating leases
2018	$188.5
2019	164.8
2020	155.2
2021	146.6
2022	128.8
Thereafter	795.8
$1,579.7

The Company leases land, facilities, motor vehicles and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $167.6 million, $100.8 million and $40.7 million for the year ended December 31, 2017, 2016 and 2015, respectively, which is predominately included in Cost of sales and SG&A expenses in the Company’s Consolidated Statement of Operations.

Letters of credit and guarantees

As of December 31, 2017 and December 31, 2016, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $224.8 million and $139.7 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations and supply commitments.

Commitments

Clinical testing

As of December 31, 2017, the Company had committed to pay approximately $1,409.9 million (December 31, 2016: $1,037.4 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of December 31, 2017, the Company had committed to pay approximately $467.2 million (December 31, 2016: $528.9 million) in respect of contract manufacturing. The Company expects to pay $216.5 million of these commitments in 2018.

Other purchasing commitments

As of December 31, 2017, the Company had committed to pay approximately $1,692.5 million (December 31, 2016: $1,745.4 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $960.0 million of these commitments in 2018.

Investment commitments

As of December 31, 2017, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $48.9 million (December 31, 2016: $76.4 million) which may all be payable in 2018, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities (VIEs) for which Shire is not the primary beneficiary.

Capital commitments

As of December 31, 2017, the Company had committed to spend $328.2 million (December 31, 2016: $100.5 million) on capital projects.

Baxter related tax indemnification

Baxter International Inc. (Baxter) and Baxalta entered into a tax matters agreement, effective on the date of Baxalta’s separation from Baxter, which employs a direct tracing approach, or where direct tracing approach is not feasible, an allocation methodology, to determine which company is liable for pre-separation income tax items for U.S. federal, state and foreign jurisdictions. With respect to tax liabilities that are directly traceable or allocated to Baxalta but for which Baxalta was not the primary obligor, Baxalta recorded a tax indemnification amount that would be due to Baxter upon Baxter discharging the associated tax liability to the taxing authority.

25.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded.  Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of December 31, 2017, provision for litigation losses, insurance claims and other disputes totaled $76.2 million (December 31, 2016: $415.0 million).

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

MYDAYIS

On October 12, 2017, Shire was notified that Teva Pharmaceuticals USA, Inc. had submitted an abbreviated new drug application (ANDA) to the FDA seeking permission to market a generic version of MYDAYIS. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc., Actavis Laboratories, Inc. and Teva Pharmaceutical Industries Limited (collectively the “Teva entities”). No dates for a Markman hearing or trial have been set.

Petitions to institute inter partes reviews (IPRs) against US Patent numbers 8,846,100 and 9,173,857 were filed by KVK Tech. Both of these patents are listed in the Orange Book as covering MYDAYIS and are among the patents-in-suit in the infringement action brought against the Teva entities as noted above. A decision on whether to institute the IPRs is expected on or before July 10, 2018. If one or both IPRs are instituted, a decision on the merits is expected on or before July 10, 2019.

LIALDA

In May 2010, Shire was notified that Zydus Pharmaceuticals USA, Inc. (Zydus) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Zydus and Cadila Healthcare Limited, doing business as Zydus Cadila. A Markman hearing took place on January 29, 2015 and a Markman ruling was issued on July 28, 2015. A trial took place between March 28, 2016 and April 1, 2016. On September 16, 2016 the court issued its ruling finding that the proposed generic product would not infringe the asserted claims. Shire appealed the ruling to the Court of Appeals for the Federal Circuit (CAFC). On May 9, 2017, the CAFC affirmed the ruling of the district court. Zydus’ ANDA has been approved and the generic product is now available in the U.S.

In February 2012, Shire was notified that Osmotica Pharmaceutical Corporation (Osmotica) had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Northern District of Georgia against Osmotica. A Markman hearing took place on August 22, 2013 and a Markman ruling was issued on September 25, 2014. The court issued an Order on February 27, 2015 in which all dates in the scheduling order were stayed. Osmotica’s ANDA was withdrawn as of March 31, 2017 and the case was dismissed.

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

In April 2012, Shire was notified that Mylan had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of LIALDA. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the Middle District of Florida against Mylan. A Markman hearing took place on December 22, 2014. A Markman ruling was issued on March 23, 2015. Following a four-day bench trial in September 2016 in the U.S. District Court for the Middle District of Florida, the court handed down a ruling that Mylan’s proposed generic version of LIALDA infringes claims 1 and 3 of the Orange Book listed patent for LIALDA. In connection with this finding of infringement, the court also entered an injunction prohibiting Mylan from making, using, selling, offering for sale and/or importing their proposed ANDA product before the expiration of the patent (June 8, 2020) and requiring that the approval date for their ANDA be on or after the expiration of the patent. On June 14, 2017, the U.S. District Court for the Middle District of Florida granted Mylan's Motion for Reconsideration and entered judgment of non-infringement. Shire filed an appeal with the Court of Appeals of the Federal Circuit on July 7, 2017. No date for oral argument has been set.

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

VANCOCIN

On April 6, 2012, ViroPharma Incorporated (ViroPharma) received a notification that the United States Federal Trade Commission (FTC) was conducting an investigation into whether ViroPharma had engaged in unfair methods of competition with respect to VANCOCIN which Shire acquired in January 2014. Following the divestiture of VANCOCIN in August 2014, Shire retained certain liabilities including any potential liabilities related to the VANCOCIN citizen petition.

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

On May 6, 2016, the trial court judge ruled on the case and dismissed all the claims under the class action, which was appealed. On February 20, 2017, the Court of Appeals in Sao Paulo issued the final decision on merit in favor of Shire and dismissed all the claims under the class action. On July 12, 2017, the Public Prosecutor filed an appeal addressed to the Supreme Court. During the last quarter of 2017, the State of Sao Paulo filed appeals addressed to the Superior Court of Justice and to the Supreme Court.

26.    Shareholders' Equity

Authorized common stock

The authorized stock of Shire plc as of December 31, 2017, was 1,500,000,000 ordinary shares and 2 subscriber ordinary shares.

Dividends

Under Jersey law, Shire plc is entitled to fund payments of dividends from any source (other than a capital redemption reserve or nominal capital account) subject to the Directors authorizing the distribution making a solvency statement in the prescribed statutory form. As of December 31, 2017, Shire plc’s distributable reserves were approximately $4.2 billion.

Treasury stock

The Company records the purchase of its own shares by the EBT and under the share buy-back program as a reduction of shareholders’ equity based on the price paid for the shares. As of December 31, 2017, the EBT held 0.5 million in ordinary shares (2016: 0.5 million; 2015: 0.6 million) and 0.2 million ADSs (2016: 0.2 million; 2015: 0.2 million) and shares held under the share buy-back program were 7.4 million ordinary shares (2016: 8.0 million; 2015: 8.5 million). During the years ended December 31, 2017 and 2016 the Company did not purchase any shares either through the EBT or under any share buy-back program.

Income Access Share Arrangements

Shire has put into place income access share arrangements which enable ordinary shareholders, other than ADS holders, to choose whether they receive their dividends from Shire plc, a company tax resident in the Republic of Ireland, or from Shire Biopharmaceuticals Holdings (Old Shire), a Shire group company tax resident in the UK.

Old Shire has issued one income access share to the Income Access Trust (IAS Trust), which is held by the trustee of the IAS Trust (Trustee). The mechanics of the arrangements are as follows:

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

(ii)
If the dividend paid on the income access share and on-paid by the Trustee to ordinary shareholders is less than the total amount of the dividend announced or declared by Shire plc on its ordinary shares, Shire plc will be obliged to pay a dividend on the relevant ordinary shares equivalent to the amount of the shortfall. In such a case, any dividend paid on the ordinary shares will generally be subject to Irish withholding tax at the rate of 20.0% or such lower rate as may be applicable under exemptions from withholding tax contained in Irish law.

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

In the year ended December 31, 2017, Old Shire paid dividends totaling $245.6 million (2016: $150.6 million; 2015: $127.7 million) on the income access share to the Trustee in an amount equal to the dividend ordinary shareholders would have received from Shire plc.

27.    Segment Reporting

Shire comprises one operating and reportable segment engaged in the research, development, licensing, manufacturing, marketing, distribution and sale of innovative specialist medicines to meet significant unmet patient needs. This is consistent with how the financial information is viewed for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods and how the operations are managed by the Executive Committee (Shire’s chief operating decision maker).

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

Geographic information

Revenues (based on the geographic location from which the sale originated):

	Years ended December 31,
(In millions)	2017	2016	2015
Ireland	$55.5	$41.6	$14.1
United States	9,642.1	7,666.9	4,659.2
Rest of the world	5,463.0	3,688.1	1,743.4
Total revenues	$15,160.6	$11,396.6	$6,416.7

Long-lived assets comprise all non-current assets, (excluding goodwill and intangible assets, deferred contingent consideration assets, deferred tax assets, investments and financial instruments) based on their relevant geographic location.

	Years ended December 31,
(In millions)	2017	2016
Ireland	$94.0	$41.2
United States	4,603.0	6,449.4
Austria	737.3	—
Rest of the world	1,314.3	84.0
Total	$6,748.6	$6,574.6

Material customers

In the periods set out below, certain customers accounted for greater than 10% of the Company’s Product sales:

	Years ended December 31,
	2017	2017	2016	2016	2015	2015
(in millions, except %)		% Product sales		% Product sales		% Product sales
AmerisourceBergen Corp	$1,408.1	10	$1,695.3	16	$1,048.3	17
McKesson Corp.	1,333.1	9	1,336.7	12	1,044.1	17
Cardinal Health Inc.	1,079.2	7	1,052.2	10	796.9	13

Amounts outstanding in respect of these material customers were as follows:

	December 31,
(In millions)	2017	2016
AmerisourceBergen Corp	$469.9	$427.2
McKesson Corp.	512.4	312.9
Cardinal Health Inc.	325.3	278.4

In the periods set out below, Revenues by franchise were as follows. In 2017, Immunology includes HAE from Genetic Diseases; prior year amounts have been reclassified to conform with current year presentation.

	Years ended December 31,
(In millions)	2017	2016	2015
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$2,236.6	$1,143.9	$—
HEREDITARY ANGIOEDEMA	1,429.6	1,310.9	1,062.7
BIO THERAPEUTICS	704.1	372.2	—
Immunology	4,370.3	2,827.0	1,062.7
HEMOPHILIA	2,957.3	1,789.0	—
INHIBITOR THERAPIES	828.3	451.8	—
Hematology	3,785.6	2,240.8	—
VYVANSE	2,161.1	2,013.9	1,722.2
ADDERALL XR	348.0	363.8	362.8
MYDAYIS	21.6	—	—
Other Neuroscience	133.4	112.8	115.4
Neuroscience	2,664.1	2,490.5	2,200.4
LIALDA/MEZAVANT	569.4	792.1	684.4
GATTEX/REVESTIVE	335.5	219.4	141.7
PENTASA	313.2	309.4	305.8
NATPARA/NATPAR	147.4	85.3	24.4
Other Internal Medicine	304.8	349.3	344.3
Internal Medicine	1,670.3	1,755.5	1,500.6
ELAPRASE	615.7	589.0	552.6
REPLAGAL	472.1	452.4	441.2
VPRIV	349.9	345.7	342.4
Genetic Diseases	1,437.7	1,387.1	1,336.2
Oncology	261.7	130.5	—
Ophthalmics	259.2	54.4	—
Total Product sales	14,448.9	10,885.8	6,099.9
Royalties and other revenues
Royalties	448.4	382.6	300.5
Other revenues	263.3	128.2	16.3
Total royalties and other revenues	711.7	510.8	316.8
Total revenues	$15,160.6	$11,396.6	$6,416.7

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

Under the terms of the manufacturing and supply agreement, the Company manufactures certain products and materials and sells them to Baxter at an agreed-upon price reflecting the Company’s cost plus a mark-up for certain products and materials. The Company reported revenues associated with the manufacturing and supply agreement with Baxter during the year ended December 31, 2017 and 2016 of approximately $137.3 million and $81.0 million, respectively. The 2016 reported revenues were for the period from June 3, 2016 acquisition date through December 31, 2016.

Under the terms of the transition services agreement, the Company and Baxter provide various services to each other on an interim, transitional basis. The services provided by Baxter to the Company include certain finance, information technology, human resources, quality, supply chain and other administrative services and functions, and are generally provided on a cost-plus basis. Certain of these services extend through June 30, 2018. The Company reported Selling, general and administrative expenses associated with the transition services agreement with Baxter during the year ended December 31, 2017 and 2016 of approximately $52.3 million and $54.0 million, respectively. The 2016 reported expenses were for the period from June 3, 2016 acquisition date through December 31, 2016.

For a certain portion of Baxalta’s non U.S. operations, the legal transfer of net assets from Baxter had not occurred by the June 3, 2016 acquisition date due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the international commercial operations agreement with Baxter, the Company is responsible for the business activities conducted by Baxter on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations are reported in the Company’s Consolidated Financial Statements following the acquisition of Baxalta. The majority of these operations were transferred to the Company on December 31, 2016. Net sales related to these operations for the year ended December 31, 2017 were $nil (2016: $101.0 million). The outstanding balance of the assets and liabilities related to these operations was $nil as of December 31, 2017. As of December 31, 2016 the assets and liabilities of these operations consisted of $11.0 million of inventories, which were reported in Inventories on the Consolidated Balance Sheet, other assets of $50.0 million, which were reported as Prepaid expenses and other current assets, and liabilities of $3.0 million, which were reported in Other current liabilities.

The tax matters agreement governs Baxter and Baxalta’s and now the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. In addition, the tax matters agreement addresses the allocation of liability for taxes that were incurred as a result of restructuring activities undertaken to effectuate the distribution and provides for Baxalta to indemnify Baxter against any tax liabilities resulting from Baxalta’s action or inaction that causes the merger-related transactions to be taxable. Net tax-related indemnification liabilities as of December 31, 2017 associated with the tax matters agreement with Baxter are discussed in Note 24, Commitments and Contingencies, of these Consolidated Financial Statements.

As of December 31, 2017, the Company had total amounts due from or to Baxter of $103.1 million (2016: $189.0 million) reported in Prepaid expenses and other current assets, $63.2 million (2016: $72.0 million) reported in Other current liabilities and $59.6 million (2016: $92.0 million) reported in Other non-current liabilities.

29.    Subsequent Events

On January 25, 2018, Shire entered into a licensing agreement with AB Biosciences Inc (AB Biosciences). The license grants Shire exclusive worldwide rights to develop and commercialize a recombinant immunoglobulin product candidate. Under the terms of the agreement, AB Biosciences will grant Shire an exclusive, worldwide license to its intellectual property relating to its pan receptor interacting molecule program. AB Biosciences will receive an upfront license fee payment and is eligible to receive contingent research, development, and commercialization milestones as well as royalty payments.

On January 8, 2018, Shire announced that the first stage of its strategic review of its Neuroscience business was completed. The Board concluded that the Neuroscience business warrants additional focus and investment and that there is a strong business rationale for creating two distinct businesses within Shire: a Rare Disease business and a Neuroscience business. The Company expects to report the operational performance metrics of each business separately beginning with the first quarter of 2018.

30.    Guarantor Financial Information

On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.0% senior notes due 2018, 2.875% senior notes due 2020, 3.6% senior notes due 2022, 4.0% senior notes due 2025 and 5.25% senior notes due 2045 (collectively, "Baxalta Notes"), of Baxalta Inc., a 100% owned subsidiary of the Company. Amounts related to Baxalta Inc. and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of Baxalta Inc.'s acquisition.

On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the 1.90% senior notes due 2019, 2.40% senior notes due 2021, 2.875% senior notes due 2023 and 3.20% senior notes due 2026, of SAIIDAC (collectively, "SAIIDAC Notes"), a 100% owned subsidiary of the Company.

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

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
(In millions)
As of December 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.5	$471.9	$471.9	$—	$472.4
Restricted cash	—	—	—	39.4	39.4	—	39.4
Accounts receivable, net	—	—	—	3,009.8	3,009.8	—	3,009.8
Inventories	—	—	—	3,291.5	3,291.5	—	3,291.5
Prepaid expenses and other current assets	—	1.6	95.2	698.5	700.1	—	795.3
Intercompany receivables	—	120.2	—	4,682.3	4,802.5	(4,802.5)	—
Short term intercompany loan receivable	—	2,006.3	—	—	2,006.3	(2,006.3)	—
Total current assets	—	2,128.1	95.7	12,193.4	14,321.5	(6,808.8)	7,608.4
Investments	43,204.3	—	38,924.6	13,059.4	13,059.4	(94,947.2)	241.1
Property, plant and equipment (PP&E), net	—	—	7.6	6,627.8	6,627.8	—	6,635.4
Goodwill	—	—	—	19,831.7	19,831.7	—	19,831.7
Intangible assets, net	—	—	—	33,046.1	33,046.1	—	33,046.1
Deferred tax asset	—	—	304.1	188.8	188.8	(304.1)	188.8
Long term intercompany loan receivable	—	12,050.2	1,609.3	—	12,050.2	(13,659.5)	—
Other non-current assets	—	2.8	—	202.6	205.4	—	205.4
Total assets	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$85.9	$18.1	$4,080.3	$4,166.2	$—	$4,184.5
Short term borrowings and capital leases	—	2,006.3	748.8	33.6	2,039.9	—	2,788.7
Intercompany payables	3,585.3	—	1,217.2	—	—	(4,802.5)	—
Short term intercompany loan payable	—	—	—	2,006.3	2,006.3	(2,006.3)	—
Other current liabilities	573.5	—	10.7	324.6	324.6	—	908.8
Total current liabilities	4,159.0	2,092.2	1,994.8	6,444.8	8,537.0	(6,808.8)	7,882.0
Long term borrowings and capital leases	—	12,050.2	4,308.9	393.3	12,443.5	—	16,752.4
Deferred tax liability	—	—	—	5,052.3	5,052.3	(304.1)	4,748.2
Long term intercompany loan payable	2,868.9	—	—	10,790.6	10,790.6	(13,659.5)	—
Other non-current liabilities	—	—	70.0	2,127.9	2,127.9	—	2,197.9
Total liabilities	7,027.9	14,142.4	6,373.7	24,808.9	38,951.3	(20,772.4)	31,580.5
Total equity	36,176.4	38.7	34,567.6	60,340.9	60,379.6	(94,947.2)	36,176.4
Total liabilities and equity	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9

Condensed Consolidating Balance Sheets
(In millions)
As of December 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$41.7	$487.1	$487.1	$—	$528.8
Restricted cash	—	—	—	25.6	25.6	—	25.6
Accounts receivable, net	—	—	—	2,616.5	2,616.5	—	2,616.5
Inventories	—	—	—	3,562.3	3,562.3	—	3,562.3
Prepaid expenses and other current assets	1.8	—	97.1	707.4	707.4	—	806.3
Intercompany receivables	—	120.5	—	5,154.4	5,274.9	(5,274.9)	—
Short term intercompany loan receivable	—	2,594.8	—	—	2,594.8	(2,594.8)	—
Total current assets	1.8	2,715.3	138.8	12,553.3	15,268.6	(7,869.7)	7,539.5
Investments	35,656.1	—	34,644.2	12,571.8	12,571.8	(82,680.5)	191.6
Property, plant and equipment (PP&E), net	—	—	27.4	6,442.2	6,442.2	—	6,469.6
Goodwill	—	—	—	17,888.2	17,888.2	—	17,888.2
Intangible assets, net	—	—	—	34,697.5	34,697.5	—	34,697.5
Deferred tax asset	—	—	273.0	96.7	96.7	(273.0)	96.7
Long term intercompany loan receivable	—	14,431.0	480.7	—	14,431.0	(14,911.7)	—
Other non-current assets	3.9	—	33.8	114.6	114.6	—	152.3
Total assets	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.3	$85.7	$20.0	$4,205.4	$4,291.1	$—	$4,312.4
Short term borrowings and capital leases	450.0	2,594.8	—	23.2	2,618.0	—	3,068.0
Intercompany payables	5,247.1	—	27.8	—	—	(5,274.9)	—
Short term intercompany loan payable	—	—	—	2,594.8	2,594.8	(2,594.8)	—
Other current liabilities	—	—	64.6	298.3	298.3	—	362.9
Total current liabilities	5,698.4	2,680.5	112.4	7,121.7	9,802.2	(7,869.7)	7,743.3
Long term borrowings and capital leases	—	14,431.0	5,063.6	405.2	14,836.2	—	19,899.8
Deferred tax liability	—	—	—	8,595.7	8,595.7	(273.0)	8,322.7
Long term intercompany loan payable	610.1	—	—	14,301.6	14,301.6	(14,911.7)	—
Other non-current liabilities	405.3	—	61.8	1,654.5	1,654.5	—	2,121.6
Total liabilities	6,713.8	17,111.5	5,237.8	32,078.7	49,190.2	(23,054.4)	38,087.4
Total equity	28,948.0	34.8	30,360.1	52,285.6	52,320.4	(82,680.5)	28,948.0
Total liabilities and equity	$35,661.8	$17,146.3	$35,597.9	$84,364.3	$101,510.6	$(105,734.9)	$67,035.4

Condensed Consolidating Statements of Operations
(In millions)
Year ended December 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$14,448.9	$14,448.9	$—	$14,448.9
Royalties and other revenues	—	—	—	711.7	711.7	—	711.7
Total revenues	—	—	—	15,160.6	15,160.6	—	15,160.6
Costs and expenses:
Cost of sales	—	—	—	4,700.8	4,700.8	—	4,700.8
Research and development	—	—	—	1,763.3	1,763.3	—	1,763.3
Selling, general and administrative	5.8	—	13.6	3,511.5	3,511.5	—	3,530.9
Amortization of acquired intangible assets	—	—	2.2	1,766.2	1,766.2	—	1,768.4
Integration and acquisition costs	168.2	—	110.6	615.7	615.7	—	894.5
Reorganization costs	—	—	—	47.9	47.9	—	47.9
Gain on sale of product rights	—	—	—	(0.4)	(0.4)	—	(0.4)
Total operating expenses	174.0	—	126.4	12,405.0	12,405.0	—	12,705.4

Operating income/(loss) from continuing operations	(174.0)	—	(126.4)	2,755.6	2,755.6	—	2,455.2

Interest income/(expense), net	(145.8)	3.6	(91.4)	(335.6)	(332.0)	—	(569.2)
Other income/(expense), net	2.2	—	4.4	0.8	0.8	—	7.4
Total other income/(expense), net	(143.6)	3.6	(87.0)	(334.8)	(331.2)	—	(561.8)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(317.6)	3.6	(213.4)	2,420.8	2,424.4	—	1,893.4
Income taxes	3.5	(0.9)	7.5	2,347.5	2,346.6	—	2,357.6
Equity in earnings/(losses) of equity method investees, net of taxes	4,585.6	—	1,572.8	2.5	2.5	(6,158.4)	2.5
Income/(loss) from continuing operations, net of taxes	4,271.5	2.7	1,366.9	4,770.8	4,773.5	(6,158.4)	4,253.5
Gain from discontinued operations, net of taxes	—	—	—	18.0	18.0	—	18.0
Net income/(loss)	4,271.5	2.7	1,366.9	4,788.8	4,791.5	(6,158.4)	4,271.5
Comprehensive income/(loss)	$7,144.1	$2.7	$3,963.5	$7,655.6	$7,658.3	$(11,621.8)	$7,144.1

Condensed Consolidating Statements of Operations
(In millions)
Year ended December 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$10,885.8	$10,885.8	$—	$10,885.8
Royalties and other revenues	—	—	—	510.8	510.8	—	510.8
Total revenues	—	—	—	11,396.6	11,396.6	—	11,396.6
Costs and expenses:
Cost of sales	—	—	—	3,816.5	3,816.5	—	3,816.5
Research and development	—	—	0.4	1,439.4	1,439.4	—	1,439.8
Selling, general and administrative	59.8	—	29.4	2,926.0	2,926.0	—	3,015.2
Amortization of acquired intangible assets	—	—	—	1,173.4	1,173.4	—	1,173.4
Integration and acquisition costs	—	—	302.0	581.9	581.9	—	883.9
Reorganization costs	—	—	—	121.4	121.4	—	121.4
Gain on sale of product rights	—	—	—	(16.5)	(16.5)	—	(16.5)
Total operating expenses	59.8	—	331.8	10,042.1	10,042.1	—	10,433.7

Operating income/(loss) from continuing operations	(59.8)	—	(331.8)	1,354.5	1,354.5	—	962.9

Interest income/(expense), net	(100.6)	36.5	(45.1)	(342.0)	(305.5)	—	(451.2)
Other income/(expense), net	0.9	—	2.7	(29.2)	(29.2)	—	(25.6)
Total other income/(expense), net	(99.7)	36.5	(42.4)	(371.2)	(334.7)	—	(476.8)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(159.5)	36.5	(374.2)	983.3	1,019.8	—	486.1
Income taxes	4.3	(9.1)	88.9	42.0	32.9	—	126.1
Equity in earnings/(losses) of equity method investees, net of taxes	482.6	—	(657.5)	(8.7)	(8.7)	174.9	(8.7)
Income/(loss) from continuing operations, net of taxes	327.4	27.4	(942.8)	1,016.6	1,044.0	174.9	603.5
Loss from discontinued operations, net of taxes	—	—	—	(276.1)	(276.1)	—	(276.1)
Net income/(loss)	327.4	27.4	(942.8)	740.5	767.9	174.9	327.4
Comprehensive income/(loss)	$(986.4)	$27.4	$(2,148.9)	$(572.9)	$(545.5)	$2,694.4	$(986.4)

Condensed Consolidating Statements of Operations
(In millions)
Year ended December 31, 2015	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$6,099.9	$6,099.9	$—	$6,099.9
Royalties and other revenues	—	—	—	316.8	316.8	—	316.8
Total revenues	—	—	—	6,416.7	6,416.7	—	6,416.7
Costs and expenses:
Cost of sales	—	—	—	969.0	969.0	—	969.0
Research and development	—	—	—	1,564.0	1,564.0	—	1,564.0
Selling, general and administrative	24.9	—	—	1,816.2	1,816.2	1.4	1,842.5
Amortization of acquired intangible assets	—	—	—	498.7	498.7	—	498.7
Integration and acquisition costs		—	—	39.8	39.8	—	39.8
Reorganization costs	—	—	—	97.9	97.9	—	97.9
Gain on sale of product rights	—	—	—	(14.7)	(14.7)	—	(14.7)
Total operating expenses	24.9	—	—	4,970.9	4,970.9	1.4	4,997.2

Operating income/(loss) from continuing operations	(24.9)	—	—	1,445.8	1,445.8	(1.4)	1,419.5

Interest income/(expense), net	(63.6)	(1.7)	—	27.9	26.2	—	(37.4)
Other income/(expense), net	0.9	—	—	2.8	2.8	—	3.7
Total other income/(expense), net	(62.7)	(1.7)	—	30.7	29.0	—	(33.7)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(87.6)	(1.7)	—	1,476.5	1,474.8	(1.4)	1,385.8
Income taxes	2.9	—	—	(49.0)	(49.0)	—	(46.1)
Equity in earnings/(losses) of equity method investees, net of taxes	1,388.1	—	—	(2.2)	(2.2)	(1,388.1)	(2.2)
Income/(loss) from continuing operations, net of taxes	1,303.4	(1.7)	—	1,425.3	1,423.6	(1,389.5)	1,337.5
Loss from discontinued operations, net of taxes	—	—	—	(34.1)	(34.1)	—	(34.1)
Net income/(loss)	1,303.4	(1.7)	—	1,391.2	1,389.5	(1,389.5)	1,303.4
Comprehensive income/(loss)	$1,151.1	$(1.7)	$—	$1,238.9	$1,237.2	$(1,237.2)	$1,151.1

Condensed Consolidating Statements of Cash Flows
(In millions)
Year ended December 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$—	$6.6	$(13.1)	$4,263.2	$4,269.8	$—	$4,256.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(10,349.3)	(2,670.2)	(5,604.9)	(21,427.5)	(24,097.7)	40,051.9	—
Purchases of PP&E	—	—	—	(798.8)	(798.8)	—	(798.8)
Proceeds/(payment) from sale of investments	—	—	(9.7)	98.3	98.3	—	88.6
Movements in restricted cash	—	—	—	(13.7)	(13.7)	—	(13.7)
Other, net	—	—	—	23.0	23.0	—	23.0
Net cash provided by/(used in) investing activities	(10,349.3)	(2,670.2)	(5,614.6)	(22,118.7)	(24,788.9)	40,051.9	(700.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,110.0	1,610.0	—	516.7	2,126.7	—	4,236.7
Repayment of revolving line of credit, long term and short term borrowings	(2,560.0)	(4,600.0)	—	(521.4)	(5,121.4)	—	(7,681.4)
Proceeds from intercompany borrowings	10,801.5	5,653.6	5,582.6	18,014.2	23,667.8	(40,051.9)	—
Payment of dividend	(35.8)	—	—	(245.5)	(245.5)	—	(281.3)
Proceeds from issuance of stock for share-based compensation	33.6	—	4.8	95.7	95.7	—	134.1
Other, net	—	—	(0.9)	(26.5)	(26.5)	—	(27.4)
Net cash provided by/(used in) financing activities	10,349.3	2,663.6	5,586.5	17,833.2	20,496.8	(40,051.9)	(3,619.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	7.1	7.1	—	7.1
Net decrease in cash and cash equivalents	—	—	(41.2)	(15.2)	(15.2)	—	(56.4)
Cash and cash equivalents at beginning of period	—	—	41.7	487.1	487.1	—	528.8
Cash and cash equivalents at end of period	$—	$—	$0.5	$471.9	$471.9	$—	$472.4

Condensed Consolidating Statements of Cash Flows
(In millions)
Year ended December 31, 2016	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(136.9)	$232.8	$(51.0)	$2,614.0	$2,846.8	$—	$2,658.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(2,890.0)	(18,228.8)	(480.7)	(4,707.3)	(22,936.1)	26,306.8	—
Purchases of PP&E	—	—	(11.1)	(637.6)	(637.6)	—	(648.7)
Purchases of businesses, net of cash acquired	—	—	—	(17,476.2)	(17,476.2)	—	(17,476.2)
Proceeds from sale of investments	—	—	—	0.9	0.9	—	0.9
Movements in restricted cash	—	—	—	62.8	62.8	—	62.8
Other, net	—	—	—	(31.0)	(31.0)	—	(31.0)
Net cash provided by/(used in) investing activities	(2,890.0)	(18,228.8)	(491.8)	(22,788.4)	(41,017.2)	26,306.8	(18,092.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,355.0	30,079.9	—	8.5	30,088.4	—	32,443.4
Repayment of revolving line of credit, long term and short term borrowings	(3,405.0)	(13,009.2)	—	9.9	(12,999.3)	—	(16,404.3)
Proceeds from intercompany borrowings	4,077.8	1,097.6	521.9	20,609.5	21,707.1	(26,306.8)	—
Payment of dividend	(20.7)	—	—	(150.6)	(150.6)	—	(171.3)
Debt issuance costs	—	(172.3)	—	—	(172.3)	—	(172.3)
Proceeds from issuance of stock for share-based compensation	19.8	—	132.9	16.5	16.5	—	169.2
Other, net	—	—	(70.3)	31.4	31.4	—	(38.9)
Net cash provided by/(used in) financing activities	3,026.9	17,996.0	584.5	20,525.2	38,521.2	(26,306.8)	15,825.8
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	0.8	0.8	—	0.8
Net decrease in cash and cash equivalents	—	—	41.7	351.6	351.6	—	393.3
Cash and cash equivalents at beginning of period	—	—	—	135.5	135.5	—	135.5
Cash and cash equivalents at end of period	$—	$—	$41.7	$487.1	$487.1	$—	$528.8

Condensed Consolidating Statements of Cash Flows
(In millions)
Year ended December 31, 2015	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(133.5)	$—	$—	$2,470.5	$2,470.5	$—	$2,337.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(3,570.0)	—	—	(3,048.2)	(3,048.2)	6,618.2	—
Purchases of PP&E	—	—	—	(114.7)	(114.7)	—	(114.7)
Purchases of businesses, net of cash acquired	—	—	—	(5,553.4)	(5,553.4)	—	(5,553.4)
Proceeds from sale of investments	—	—	—	85.7	85.7	—	85.7
Movements in restricted cash	—	—	—	(32.0)	(32.0)	—	(32.0)
Other, net	—	—	—	(5.5)	(5.5)	—	(5.5)
Net cash provided by/(used in) investing activities	(3,570.0)	—	—	(8,668.1)	(8,668.1)	6,618.2	(5,619.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,760.0	—	—	0.8	0.8	—	3,760.8
Repayment of revolving line of credit, long term and short term borrowings	(3,110.0)	—	—	(0.9)	(0.9)	—	(3,110.9)
Proceeds from intercompany borrowings	3,048.2	—	—	3,570.0	3,570.0	(6,618.2)	—
Payment of dividend	(6.8)	—	—	(127.6)	(127.6)	—	(134.4)
Debt issuance costs	(4.5)	—	—	(19.6)	(19.6)	—	(24.1)
Proceeds from issuance of stock for share-based compensation	16.6	—	—	—	—	—	16.6
Other, net	—	—	—	(69.0)	(69.0)	—	(69.0)
Net cash provided by/(used in) financing activities	3,703.5	—	—	3,353.7	3,353.7	(6,618.2)	439.0
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(3.0)	(3.0)	—	(3.0)
Net decrease in cash and cash equivalents	—	—	—	(2,846.9)	(2,846.9)	—	(2,846.9)
Cash and cash equivalents at beginning of period	—	—	—	2,982.4	2,982.4	—	2,982.4
Cash and cash equivalents at end of period	$—	$—	$—	$135.5	$135.5	$—	$135.5

Quarterly results of operations (Unaudited)

The following table presents summarized unaudited quarterly results for the years to December 31, 2017 and 2016:

2017	Q1	Q2	Q3	Q4
(In millions, except per share data)
Total revenues	$3,572.3	$3,745.8	$3,697.6	$4,144.9
Cost of product sales	1,327.0	1,108.9	1,001.4	1,263.5
Income from continuing operations, net of taxes	354.8	241.5	551.2	3,106.0
Gain/(loss) from discontinued operations, net of taxes	20.2	(1.2)	(0.4)	(0.6)
Net income	375.0	240.3	550.8	3,105.4
Earnings per ordinary share - basic
Earnings from continuing operations	$0.39	$0.27	$0.61	$3.42
Gain from discontinued operations	0.02	—	—	—
Earnings per share - basic	$0.41	$0.27	$0.61	$3.42
Earnings per ordinary share - diluted
Earnings from continuing operations	$0.39	$0.26	$0.60	$3.41
Gain from discontinued operations	0.02	—	—	—
Earnings per share - diluted	$0.41	$0.26	$0.60	$3.41

2016	Q1	Q2	Q3	Q4
(In millions, except per share data)
Total revenues	$1,709.3	$2,429.1	$3,452.1	$3,806.1
Cost of product sales	248.6	778.1	1,736.2	1,053.6
Income/(loss) from continuing operations, net of taxes	409.5	86.6	(368.5)	475.9
Gain/(loss) from discontinued operations, net of taxes	9.5	(248.7)	(18.3)	(18.6)
Net income/(loss)	419.0	(162.1)	(386.8)	457.3
Earnings per ordinary share - basic
Earnings/(loss) from continuing operations	$0.69	$0.12	$(0.41)	$0.53
Gain/(loss) from discontinued operations	0.02	(0.36)	(0.02)	(0.02)
Earnings/(loss) per share - basic	$0.71	$(0.24)	$(0.43)	$0.51
Earnings per ordinary share - diluted
Earnings/(loss) from continuing operations	$0.69	$0.12	$(0.41)	$0.52
Earnings/(loss) from discontinued operations	0.02	(0.36)	(0.02)	(0.02)
Earnings/(loss) per share - diluted	$0.71	$(0.24)	$(0.43)	$0.50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Equiniti Trust (Jersey) Limited, Trustee of the New Shire Income Access Share Trust and the Board of Directors and Stockholders of Shire plc
St Helier, Jersey

Opinion on the Financial Statements
We have audited the accompanying balance sheets of the New Shire Income Access Share Trust (Trust) as of December 31, 2017 and 2016, and the related statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017. In our opinion, such financial statements present fairly, in all material respects, the financial position of the New Shire Income Access Share Trust as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Trustee and Shire plc’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

London, United Kingdom
February 16, 2018

We have served as the Company's auditor since 2008.

NEW SHIRE INCOME ACCESS SHARE TRUST
BALANCE SHEETS

(In millions)	December 31, 2017	December 31, 2016
ASSETS
Total assets	$—	$—
LIABILITIES AND EQUITY
Total liabilities	—	—
Equity:
Total equity	—	—
Total liabilities and equity	$—	$—

The notes on pages F-91 to F-92 are an integral part of these financial statements.

NEW SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF OPERATIONS

	Years ended December 31,
(In millions)	2017	2016	2015
Dividend income	$245.6	$150.6	$127.7
Net income	$245.6	$150.6	$127.7

The notes on pages F-91 to F-92 are an integral part of these financial statements.

NEW SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CHANGES IN EQUITY

(In millions)	Capital account	Revenue account	Total equity
As of December 31, 2014	$—	$—	$—
Net income for the year	—	127.7	127.7
Distributions made	—	(127.7)	(127.7)
As of December 31, 2015	—	—	—
Net income for the year	—	150.6	150.6
Distributions made	—	(150.6)	(150.6)
As of December 31, 2016	—	—	—
Net income for the year	—	245.6	245.6
Distributions made	—	(245.6)	(245.6)
As of December 31, 2017	$—	$—	$—

The notes on page F-91 to F-92 are an integral part of these financial statements.

NEW SHIRE INCOME ACCESS SHARE TRUST
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245.6	$150.6	$127.7
Net cash provided from operating activities	245.6	150.6	127.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions made	(245.6)	(150.6)	(127.7)
Net cash used in financing activities	(245.6)	(150.6)	(127.7)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The notes on pages F-91 to F-92 are an integral part of these financial statements.

NOTES TO THE NEW SHIRE INCOME ACCESS SHARE TRUST FINANCIAL STATEMENTS

1.	Description of the Trust

The New Shire Income Access Share Trust (Trust) was established on August 29, 2008 by Shire Biopharmaceuticals Holdings (formerly Shire plc). The Trust is governed by the applicable laws of England and Wales and is resident in Jersey. The Trustee of the Trust is Equiniti Trust (Jersey) Limited, 26 New Street, St Helier, Jersey, JE4 3RA.

The Trust was established as part of the Income Access Share mechanism, as outlined in Note 26, Shareholders' Equity.

2.	Basis of Preparation

The financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The financial statements have been prepared under the historical cost convention.

The preparation of financial statements in conformity with U.S. GAAP requires the use of certain accounting estimates. It also requires management to exercise its judgment in the process of applying the Trust’s accounting policies. Actual results may differ from these estimates.

The results of operations, the financial position and cash flows of the Trust are consolidated in the Company’s Financial Statements, as contained on pages F-1 to F-85.

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

Distributions are made to those shareholders of Shire who have elected to receive dividends from the Trust in accordance with the Trust Deed. Unclaimed dividends are not included in distributions made. As of December 31, 2017 the unclaimed dividends are immaterial. Amounts are recorded as distributed once a wire transfer or check is issued. All checks are valid for one year from the date of issue. Any wire transfers that are not completed are replaced by checks. To the extent that checks expire or are returned unrepresented, the Trust records a liability for unclaimed dividends and a corresponding amount of cash.

6.	Market and Similar Risks

The Trust, in its normal course of business, is not subject to market risk, credit risk or liquidity risk. The Trustees do not consider that any foreign exchange exposure will materially affect the operations of the Trust.

Schedule II - Valuation and Qualifying Accounts

Provision for sales rebates, returns, coupons and deferred tax asset valuation allowance	Beginning balance	Provision charged to income	Additions through acquisitions	Utilization / cash payments	Ending balance
(In millions)
2017:
Accrued rebates - Medicaid and HMOs	$1,431.3	$3,069.8	$—	$(2,888.4)	$1,612.7
Sales returns reserve	118.4	105.0	—	(47.7)	175.7
Accrued coupons	71.3	291.5	—	(310.4)	52.4
Deferred tax asset valuation allowance	569.4	81.4	—	(15.1)	635.7

2016:
Accrued rebates - Medicaid and HMOs	$982.4	$2,702.4	$185.8	$(2,439.3)	$1,431.3
Sales returns reserve	128.3	19.5	—	(29.4)	118.4
Accrued coupons	26.6	236.9	—	(192.2)	71.3
Deferred tax asset valuation allowance	416.1	166.4	—	(13.1)	569.4

2015:
Accrued rebates - Medicaid and HMOs	$882.1	$2,128.0	$—	$(2,027.7)	$982.4
Sales returns reserve	131.7	19.4	—	(22.8)	128.3
Accrued coupons	20.1	140.5	—	(134.0)	26.6
Deferred tax asset valuation allowance	324.7	81.5	98.9	(89.0)	416.1

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

Date: February 16, 2018

By: /s/ Dr. Flemming Ornskov
Dr. Flemming Ornskov, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan Kilsby
SUSAN KILSBY	Non-Executive Chairman	February 16, 2018

/s/ Dr. Flemming Ornskov
DR. FLEMMING ORNSKOV	Chief Executive Officer (Principal Executive Officer) and Executive Director	February 16, 2018

/s/ John Miller
JOHN MILLER	Interim Chief Financial Officer (Principal Financial Officer)	February 16, 2018

/s/ Gisele Dion
GISELE DION	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018

/s/ William Burns
WILLIAM BURNS	Senior Independent Director	February 16, 2018

/s/ Dominic Blakemore
DOMINIC BLAKEMORE	Non-Executive Director	February 16, 2018

/s/ Olivier Bohuon
OLIVIER BOHUON	Non-Executive Director	February 16, 2018

/s/ Ian Clark
IAN CLARK	Non-Executive Director	February 16, 2018

/s/ Gail Fosler
GAIL FOSLER	Non-Executive Director	February 16, 2018

/s/ Dr. Steven Gillis
DR. STEVEN GILLIS	Non-Executive Director	February 16, 2018

/s/ Dr. David Ginsburg
DR. DAVID GINSBURG	Non-Executive Director	February 16, 2018

/s/ Sara Mathew
SARA MATHEW	Non-Executive Director	February 16, 2018

/s/ Anne Minto
ANNE MINTO	Non-Executive Director	February 16, 2018

/s/ Albert Stroucken
ALBERT STROUCKEN	Non-Executive Director	February 16, 2018