Form 10-Q
period 2018-03-31
Shire plc
filed 2018-04-26
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2018

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                Accelerated filer ☐
Non-accelerated filer ☐    (Do not check if a smaller reporting company)         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
As of April 25, 2018, the number of outstanding ordinary shares of the Registrant was 913,527,187.

SHIRE PLC
Form 10-Q for the Quarterly Period Ended March 31, 2018

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

•	Shire may fail to obtain, maintain, enforce or defend the intellectual property rights required to conduct its business;

•	Shire faces intense competition for highly qualified personnel from other companies and organizations;

•	failure to successfully execute or attain strategic objectives from Shire’s acquisitions and growth strategy may adversely affect Shire’s financial condition and results of operations;

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

•	changes in foreign currency exchange rates and interest rates could have a material adverse effect on Shire’s operating results and liquidity;

•	Shire is subject to evolving and complex tax laws, which may result in additional liabilities that may adversely affect Shire’s financial condition or results of operations;

•	if a marketed product fails to work effectively or causes adverse side effects, this could result in damage to Shire’s reputation, the withdrawal of the product and legal action against Shire;

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

Shire's strategic review will result in any additional strategic changes beyond those that have already been announced;

•	the potential uncertainty resulting from the announcement by Takeda Pharmaceutical Company Limited that it is considering making a possible offer for Shire; and

a further list and description of risks, uncertainties and other matters can be found in Shire's most recent Annual Report on Form 10-K and in Shire’s subsequent Quarterly Reports on Form 10-Q, in each case including those risks outlined in “ITEM 1A: Risk Factors”, and in Shire’s subsequent reports on Form 8-K and other Securities and Exchange Commission filings, all of which are available on Shire’s website.

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

Trademarks

The Company owns or has rights to trademarks, service marks, or trade names that are used in connection with the operation of its business. In addition, its names, logos, and website names and addresses are owned by the Company or licensed by the Company. The Company also owns or has the rights to copyrights that protect the content of its solutions. Solely for convenience, the trademarks, service marks, trade names, and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ®, and ™ symbols, but the Company will assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensors to these trademarks, service marks, trade names, and copyrights.

This Quarterly Report on Form 10-Q may include trademarks, service marks, or trade names of other companies. The Company's use or display of other parties’ trademarks, service marks, trade names, or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of the Company by, the trademark, service mark, or trade name.

PART I: Financial Information

Item 1. Financial Statements
SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value of shares)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$317.7	$472.4
Restricted cash	35.5	39.4
Accounts receivable, net	3,140.5	3,009.8
Inventories	3,340.8	3,291.5
Prepaid expenses and other current assets	1,080.5	795.3
Total current assets	7,915.0	7,608.4
Investments	271.8	241.1
Property, plant and equipment (PP&E), net	6,460.1	6,635.4
Goodwill	19,988.6	19,831.7
Intangible assets, net	32,864.3	33,046.1
Deferred tax asset	189.2	188.8
Other non-current assets	179.8	205.4
Total assets	$67,868.8	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,939.0	$4,184.5
Short term borrowings and capital leases	1,787.2	2,788.7
Other current liabilities	1,218.4	908.8
Total current liabilities	6,944.6	7,882.0
Long term borrowings and capital leases	16,733.7	16,752.4
Deferred tax liability	4,716.4	4,748.2
Other non-current liabilities	2,074.1	2,197.9
Total liabilities	30,468.8	31,580.5
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 918.9 shares issued and outstanding (2017: 1,500 shares authorized; and 917.1 shares issued and outstanding)	81.7	81.6
Additional paid-in capital	25,156.6	25,082.2
Treasury stock: 8.2 shares (2017: 8.4 shares)	(279.1)	(283.0)
Accumulated other comprehensive income	1,846.1	1,375.0
Retained earnings	10,594.7	9,920.6
Total equity	37,400.0	36,176.4
Total liabilities and equity	$67,868.8	$67,756.9
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three months ended March 31,
	2018	2017
Revenues:
Product sales	$3,637.1	$3,412.3
Royalties and other revenues	128.6	160.0
Total revenues	3,765.7	3,572.3
Costs and expenses:
Cost of sales	1,132.4	1,327.0
Research and development	405.2	379.3
Selling, general and administrative	804.8	888.9
Amortization of acquired intangible assets	484.0	364.0
Integration and acquisition costs	239.7	116.0
Reorganization costs	5.3	5.5
Gain on sale of product rights	—	(5.5)
Total operating expenses	3,071.4	3,075.2

Operating income from continuing operations	694.3	497.1

Interest income	2.6	3.1
Interest expense	(127.0)	(142.3)
Other income, net	23.2	4.5
Total other expense, net	(101.2)	(134.7)

Income from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	593.1	362.4
Income taxes	(43.3)	(6.8)
Equity in earnings/(losses) of equity method investees, net of taxes	0.8	(0.8)
Income from continuing operations, net of taxes	550.6	354.8
Gain from discontinued operations, net of taxes	—	20.2
Net income	$550.6	$375.0
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited, in millions, except per share amounts)

	Three months ended March 31,
	2018	2017
Earnings per Ordinary Share – basic
Earnings from continuing operations	$0.61	$0.39
Earnings from discontinued operations	—	0.02
Earnings per Ordinary Share – basic	$0.61	$0.41

Earnings per Ordinary Share – diluted
Earnings from continuing operations	$0.60	$0.39
Earnings from discontinued operations	—	0.02
Earnings per Ordinary Share – diluted	$0.60	$0.41

Weighted average number of shares:
Basic	909.5	904.1
Diluted	912.1	911.8
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended March 31,
	2018	2017
Net income	$550.6	$375.0
Other comprehensive income:
Foreign currency translation adjustments	539.5	265.5
Pension and other employee benefits (net of tax benefit of $nil and $0.4 million for the three months ended March 31, 2018 and 2017, respectively)	(0.5)	7.4
Unrealized (loss)/gain on available-for-sale securities (net of tax expense of $nil and $2.2 million for the three months ended March 31, 2018 and 2017, respectively)	(67.9)	2.1
Hedging activities (net of tax benefit of $nil and $2.7 million for the three months ended March 31, 2018 and 2017, respectively)	—	(4.5)
Comprehensive income	$1,021.7	$645.5

The components of Accumulated other comprehensive income as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Foreign currency translation adjustments	$1,819.1	$1,279.6
Pension and other employee benefits, net of taxes	27.0	27.5
Unrealized holding gain on available-for-sale securities, net of taxes	—	67.9
Accumulated other comprehensive income	$1,846.1	$1,375.0

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total equity
As of January 1, 2018	917.1	$81.6	$25,082.2	$(283.0)	$1,375.0	$9,920.6	$36,176.4
Net income	—	—	—	—	—	550.6	550.6
Other comprehensive income, net of tax	—	—	—	—	471.1	—	471.1
Shares issued under employee benefit plans and other	1.8	0.1	33.4	—	—	—	33.5
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	52.0	52.0
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments - Overall	—	—	—	—	—	67.9	67.9
Cumulative-effect adjustment from adoption of ASU 2016-16, Income Taxes	—	—	—	—	—	7.5	7.5
Share-based compensation	—	—	41.0	—	—	—	41.0
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	3.9	—	(3.9)	—
As of March 31, 2018	918.9	$81.7	$25,156.6	$(279.1)	$1,846.1	$10,594.7	$37,400.0

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550.6	$375.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624.2	486.9
Share-based compensation	41.0	52.7
Expense related to the unwind of inventory fair value adjustments	33.5	480.4
Change in deferred taxes	(50.4)	(135.5)
Change in fair value of contingent consideration	18.9	(3.5)
Impairment of PP&E and other	137.5	—
Other, net	13.6	30.0
Changes in operating assets and liabilities:
Increase in accounts receivable	(291.7)	(35.3)
Increase in sales deduction accrual	282.6	17.5
Increase in inventory	(40.2)	(151.8)
(Increase)/decrease in prepayments and other assets	(136.7)	14.2
Decrease in accounts payable and other liabilities	(172.6)	(671.5)
Net cash provided by operating activities	1,010.3	459.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of PP&E	(177.8)	(212.5)
Other, net	(11.1)	1.2
Net cash used in investing activities	(188.9)	(211.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	423.3	1,401.9
Repayment of revolving line of credit, long term and short term borrowings	(1,439.4)	(1,825.7)
Proceeds from issuance of stock for share-based compensation arrangements	40.5	42.1
Other, net	(6.5)	(20.1)
Net cash used in financing activities	(982.1)	(401.8)

Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	2.1	2.7

Net decrease in cash and cash equivalents and restricted cash	(158.6)	(151.3)
Cash and cash equivalents and restricted cash at beginning of period	511.8	554.4
Cash and cash equivalents and restricted cash at end of period	$353.2	$403.1

Supplemental information:
Interest paid	$152.5	$108.2
Income taxes paid, net	$45.0	$23.1

Cash and cash equivalents reported in the Unaudited Consolidated Balance Sheets	$317.7	$369.0
Restricted cash reported in the Unaudited Consolidated Balance Sheets	35.5	34.1
Cash and cash equivalents and restricted cash at end of period	$353.2	$403.1
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements of Shire plc and its subsidiaries (collectively “Shire” or the “Company”) are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The Consolidated Balance Sheet as of December 31, 2017 was derived from the Audited Consolidated Financial Statements as of that date.

These interim Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 20, 2018.

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

Use of Estimates

The preparation of Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates, judgments, and assumptions that affect the reported and disclosed amounts of assets, liabilities, and equity at the date of the Unaudited Consolidated Financial Statements and reported amounts of revenues and expenses during the period. On an on-going basis, the Company evaluates its estimates, judgments, and methodologies. Estimates are based on historical experience, current conditions, and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

Adopted during the current period

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB subsequently issued several additional ASUs amending the guidance and deferred effective date to January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under this accounting standard, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018, using the modified retrospective transition method. Under this method, the Company recognized the cumulative-effect of initially applying the standard as an adjustment to the opening balance of retained earnings. As a result, the Company recorded a cumulative-effect adjustment to increase Retained earnings by $52.0 million, net of tax of $15.6 million. The modified retrospective transition method was applied only to the contracts that were not completed as of the adoption date.

For a complete discussion of accounting for revenue with customers, refer to Note 2, Revenue Recognition, to these Unaudited Consolidated Financial Statements.

Impact of adoption

As a result of adopting the new accounting for revenue with customers on January 1, 2018, the following financial statement line items as of and for the three months ended March 31, 2018 were affected. The following tables provide the amounts as reported in these Unaudited Consolidated Financial Statements and as if the previous accounting guidance was in effect.

Unaudited Consolidated Balance Sheets

	As of March 31, 2018
(In millions)	As reported	Before Adoption of Topic 606	Effect of change
Prepaid expenses and other current assets	$1,080.5	$1,035.8	$44.7
Other current liabilities	1,218.4	1,229.2	(10.8)
Other non-current liabilities	2,074.1	2,076.5	(2.4)
Retained earnings	10,594.7	10,564.5	30.2

Unaudited Consolidated Statements of Operations

	Three Months ended March 31, 2018
(In millions, except per share)	As reported	Before Adoption of Topic 606	Effect of change
Product sales	$3,637.1	$3,642.5	$(5.4)
Royalties and other revenues	128.6	151.4	(22.8)
Net income	550.6	572.4	(21.8)
Net income per share applicable to common shareholders - basic	0.61	0.63	(0.02)
Net income per share applicable to common shareholders - diluted	0.60	0.63	(0.03)

Unaudited Consolidated Statements of Cash Flows

	Three Months ended March 31, 2018
(In millions)	As reported	Before Adoption of Topic 606	Effect of change
Net income	$550.6	$572.4	$(21.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in prepayments and other assets	(136.7)	(92.0)	(44.7)
Decrease in accounts payable and other liabilities	(172.6)	(159.4)	(13.2)

Financial Instrument Accounting

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. The new standard was effective January 1, 2018. The Company adopted ASU No. 2016-01 in the first quarter of 2018. As a result of the adoption, the Company recorded a cumulative-effect adjustment to Retained earnings of $67.9 million to reclassify unrealized gains from available-for-sale equity securities previously recognized in the Other comprehensive income.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, and aims to reduce diversity in practice regarding how certain transactions are classified in the statement of cash flows. This standard was effective January 1, 2018. The Company adopted ASU No. 2016-15 in the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The guidance requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This standard was effective January 1, 2018. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and amended the presentation of its statements of cash flows for the three months ended March 31, 2018 and 2017 accordingly. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory. This standard removes the current exception in U.S. GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The standard was effective January 1, 2018. The Company adopted the new standard in the first quarter of 2018 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

Retirement Benefits Income Statement Presentation

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard amends the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement plans. The standard requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. It also requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The standard was effective January 1, 2018. The Company adopted ASU No. 2017-07 in the first quarter of 2018. Adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Share-Based Payment Accounting
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This standard was effective January 1, 2018. The Company adopted ASU No. 2017-09 in the first quarter of 2018. Adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted ASU No. 2017-04 in the first quarter of 2018. Adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

To be adopted in future periods

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new accounting guidance will require the recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard amends its hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The new guidance also expands an entity's ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk. Additionally, it eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the method of adoption and the potential impact on its financial position and results of operations of adopting this guidance.

2. Revenue Recognition

Product Revenue, Net

The Company sells its products to major pharmaceutical wholesalers, and distributors, and retail pharmacy chains (collectively, its "Customers"). These Customers subsequently resell the Company’s products to healthcare providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

Revenues from Product sales are recognized when the Customer obtains control, typically upon delivery. When the terms of the contract include customer acceptance provisions, the Company defers revenue recognition until the customer has accepted the goods, unless the acceptance provision relates only to objective specifications which the Company can determine will be met upon shipment. Customer acceptance provisions include temperature checks, government inspections, and other quality control tests. Shipping and handling and fulfillment costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Estimates of Variable Consideration

Revenues from Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to statutory rebates to State Medicaid and other government agencies; Medicare Part D rebates; commercial rebates and fees to Managed Care Organizations (MCOs), Group Purchasing Organizations (GPOs), distributors, and specialty pharmacies; product returns; sales discounts (including trade discounts); distribution service fees; wholesaler chargebacks; and allowances for coupon and patient assistance programs relating to the Company’s sales of its products.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. If actual results vary, the Company may adjust these estimates, which could have an effect on earnings in the period of adjustment.

•
Trade discounts are generally credits granted to wholesalers, specialty pharmacies, and other customers for remitting payment on their purchases within established incentive periods and are classified as a reduction of accounts receivable, offset by revenue in the same period that the related revenue is recognized.

•
Chargebacks are credits or payments issued to wholesalers and other distributors who provide products to qualified healthcare providers at prices lower than the list prices charged to the wholesalers or other distributors. Reserves are estimated based on expected purchases by those qualified healthcare providers. Chargeback reserves are classified as a reduction of accounts receivable in the same period that the related revenue is recognized.

•
Distribution service fees are credits or payments issued to wholesalers, distributors, and specialty pharmacies for compliance with various contractually-defined inventory management practices or services provided to support patient access to a product. These fees are generally based on a percentage of gross purchases but can also be based on additional services these entities provide. Most of these costs are reflected as a reduction of gross sales; however, to the extent benefit from services can be separately identified and the fair value determined, costs are classified as Selling, general and administrative expenses. Distribution service fees reserves are estimated based on the terms of each individual contract and are classified within accrued expenses.

•
Medicaid rebates are payments to States under statutory and voluntary reimbursement arrangements. Reserves for these rebates are generally based on an estimate of expected product usage by Medicaid patients and expected rebate rates. Statutory rates are generally based on a percentage of selling price adjusted upwards for price increases in excess of published inflation indices. As a result, rebates generally increase as a percentage of the selling price over the life of the product (as prices increase). Medicaid rebate reserves are estimated based on individual product purchase volumes and are classified within accrued expenses.

•
Managed care rebates are payments to third parties, primarily pharmacy benefit managers, and other health insurance providers. The reserve for these rebates is based on an estimate of customer buying patterns and applicable contractual rebate rates to be earned over each period. Managed care rebates reserves are estimated based on the terms of each individual contract and purchase volumes and are classified within accrued expenses.

•
Incentive rebates are generally credits or payments issued to specialty pharmacies, distributors, or Group Purchasing Organizations for qualified purchases of certain products. Incentive rebate reserves are estimated based on the terms of each individual contract and purchase volumes and are classified within accrued expenses.

•
Other discounts and allowances include Medicare rebates, coupon, and patient co-pay assistance. Medicare rebates are payments to health insurance providers of Medicare Part D coverage to qualified patients. Reserve estimates are based on customer buying patterns and applicable contractual rebate rates to be earned over each period. Coupon and co-pay assistance programs provide discounts to qualified patients. Reserve estimates are based on expected claim volumes under these programs and estimated cost per claim that the Company expects to pay. Reserves for Medicare and coupon and patient co-pay programs are classified within accrued expenses

Product Returns: The Company typically accepts customer product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Company’s possession; (c) under sales terms that allow for unconditional return (guaranteed sales); or (d) following product recalls or product withdrawals. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product and the related product is destroyed after it is returned. Depending on the product and the Company’s return policy with respect to that product, the Company may either refund the sales price paid by the customer by issuance of a credit, or exchange the returned product with replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including but not limited to:

•	historical returns experience;

•	the duration of time taken for products to be returned;

•	the estimated level of inventory in the distribution channel;

•	product recalls and discontinuances;

•	the shelf life of products;

•	the launch of new drugs or new formulations; and

•	the loss of patent protection, exclusivity or new competition.

The estimation process for product returns involves, in each case, a number of interrelating assumptions, which vary for each combination of product and customer. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue from Product sales in the period the related revenue is recognized.

Royalties and other revenues

The Company enters into agreements, where it licenses certain rights to its products to customers. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides; and royalties on net sales of licensed products. Each of these payments is recognized as Royalties and other revenues.

As part of the accounting for these arrangements, the Company must develop estimates that require judgment to determine the stand-alone selling price for each performance obligation, identified in the contract. Performance obligations are promises in a contract to transfer a distinct good or service to the customer. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success.

Licenses of intellectual property: If the license to the Company’s intellectual property is distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. If the performance obligation is satisfied over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Measures of progress for revenue recognition vary depending on the nature of the performance obligation.

Milestone Payments: At the inception of each arrangement that includes milestone payments, the Company evaluates the recognition of milestone payments. Typically, milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are included in the transaction price upon achievement of the milestone. Milestone payments included in transaction price are recognized when or as the performance obligations are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the license is transferred.

The Company receives payments from its customers based on billing schedules established in each contract, which vary across Shire's locations, but generally range between 30 to 90 days. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation is that customer will pay for the product or services in one year or less of receiving those products or services.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2018:

(In millions)	Balance as of January 1, 2018	Increase, net	Balance as of March 31, 2018
Contract assets:
Unbilled receivables	$42.7	$2.0	$44.7
Contract liabilities:
Deferred revenue	—	8.3	8.3

Contract assets consist of unbilled receivables typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer. The contract assets are included in Prepaid expenses and other current assets in these Unaudited Consolidated Balance Sheets. Contract liabilities consist of advance payments from customers for future performance obligations. Contract liabilities are included in Other current liabilities in these Unaudited Consolidated Balance Sheets.

3.    Collaborative and Other Licensing Arrangements

The Company is party to certain collaborative and licensing arrangements. In some of these arrangements, Shire and the licensee are both actively involved in the development and commercialization of the licensed product and have exposure to risks and rewards dependent on its commercial success.

On January 25, 2018, Shire entered into a licensing agreement with AB Biosciences Inc. (AB Biosciences). The license grants Shire exclusive worldwide rights to develop and commercialize a recombinant immunoglobulin product candidate. Under the terms of the agreement, AB Biosciences will grant Shire an exclusive, worldwide license to its intellectual property relating to its pan receptor interacting molecule program. The Company paid $10.0 million upfront license fee and AB Biosciences is eligible to receive contingent research, development, and commercialization milestone payments up to $282.5 million as well as tiered royalty payments.

4.    Integration and Acquisition Costs

For the three months ended March 31, 2018, Shire recorded Integration and acquisition costs of $239.7 million, primarily due to the acquisition and integration of Baxalta Inc. (Baxalta), which was acquired in June 2016.

The Company continues its activities to integrate Baxalta. The costs associated with integration are primarily related to headcount reduction and facility consolidation related to its Rare Disease segment. The Company also drove savings through the continued re-prioritization of its research and development programs and consolidation of its commercial operations. The integration of Baxalta is estimated to be completed by mid to late 2019.

The Baxalta integration and acquisition costs include $137.5 million of asset impairments, $21.9 million of third-party professional fees, $11.7 million of expenses associated with facility consolidations, and $5.8 million of employee severance and acceleration of stock compensation for the three months ended March 31, 2018. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within 12 months from the date the related expenses were incurred.

The following table summarizes reserve for the integration costs for certain types of activity during the three months ended March 31, 2018:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1,	$72.9	$56.6	$129.5
Amount charged to integration costs	5.0	3.5	8.5
Paid/utilized	(35.1)	(2.5)	(37.6)
As of March 31,	$42.8	$57.6	$100.4

For the three months ended March 31, 2017, Shire recorded integration and acquisition costs of $116.0 million, primarily related to the acquisition and integration of Baxalta. These costs include $36.9 million of employee severance and acceleration of stock compensation, $35.2 million of third-party professional fees, and $24.5 million of expenses associated with facility consolidations.

5.    Results of Discontinued Operations

Following the divestment of the Company’s DERMAGRAFT business in January 2014, the operating results associated with the DERMAGRAFT business have been classified as discontinued operations in the Company’s Unaudited Consolidated Statements of Operations for all periods presented.

For the three months ended March 31, 2017, the Company recorded a gain of $20.2 million (net of tax expense of $11.6 million), primarily related to the release of escrow to Shire and legal contingencies related to the divested DERMAGRAFT business.

In January 2017, Shire entered into a final settlement agreement with the Department of Justice (DOJ) in the amount of $350.0 million, plus interest which was accrued in 2016 and paid during 2017.

After the civil settlement with the DOJ was finalized, Shire and Advanced BioHealing Inc.'s (ABH) equity holders entered into a settlement agreement and ABH’s equity holders released the $37.5 million escrow to Shire. Shire released its claims against ABH equity holders upon receiving the entire amount held in escrow.

For a more detailed description of the DERMAGRAFT legal proceedings, refer to Note 25, Legal and Other Proceedings, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

6.    Accounts Receivable, Net

Accounts receivable as of March 31, 2018 of $3,140.5 million (December 31, 2017: $3,009.8 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $474.8 million (December 31, 2017: $271.5 million).

Reserve for discounts and doubtful accounts consists of the following:

(In millions)	2018	2017
As of January 1,	$271.5	$169.6
Provision charged to operations	697.2	295.2
Payments/credits	(493.9)	(304.5)
As of March 31,	$474.8	$160.3

Reserve for discounts and doubtful accounts increased for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily related to the conversion of the invoice pricing methodology.
As of March 31, 2018, accounts receivable included $75.6 million (December 31, 2017: $106.6 million) related to royalties receivable.

7.    Inventories

Inventories are stated at the lower of cost and net realizable value. The components of inventories are as follows:

(In millions)	March 31, 2018	December 31, 2017
Finished goods	$834.4	$926.1
Work-in-progress	1,704.3	1,574.0
Raw materials	802.1	791.4
	$3,340.8	$3,291.5

8.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	March 31, 2018	December 31, 2017
Land	$305.5	$332.3
Buildings and leasehold improvements	1,903.9	1,940.7
Machinery, equipment and other	2,935.4	3,106.3
Assets under construction	2,597.9	2,568.2
Total property, plant and equipment at cost	7,742.7	7,947.5
Less: Accumulated depreciation	(1,282.6)	(1,312.1)
Property, plant and equipment, net	$6,460.1	$6,635.4

Depreciation expense for the three months ended March 31, 2018 and 2017 was $140.2 million and $122.9 million, respectively.

During the three months ended March 31, 2018, the Company determined it would divest certain facilities as part of its integration efforts. As of March 31, 2018, the Company classified $123.2 million of assets as held for sale, which were reported in Prepaid expenses and other current assets. The $123.2 million of held for sale assets consisted primarily of property, plant and equipment and was net of $137.5 million of impairment charges recorded during the three months ended March 31, 2018. The impairment charges were reported in Integration and acquisition costs.

9.    Intangible assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
March 31, 2018
Gross acquired intangible assets	$32,274.8	$5,114.8	$835.9	$38,225.5
Accumulated amortization	(5,000.6)	—	(360.6)	(5,361.2)
Intangible assets, net	$27,274.2	$5,114.8	$475.3	$32,864.3

December 31, 2017
Gross acquired intangible assets	$31,973.5	$5,113.9	$835.9	$37,923.3
Accumulated amortization	(4,549.2)	—	(328.0)	(4,877.2)
Intangible assets, net	$27,424.3	$5,113.9	$507.9	$33,046.1

Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax Corp. (Dyax), and NPS Pharmaceuticals Inc.

Activities in the net book value of intangible assets for the three months ended March 31, 2018 and 2017 are as follows:

(In millions)	2018	2017
As of January 1,	$33,046.1	$34,697.5
Changes	34.9	(1,685.0)
Amortization charged	(484.0)	(364.0)
Foreign currency translation	267.3	185.6
As of March 31,	$32,864.3	$32,834.1

Changes included in the three months ended March 31, 2017 related to measurement period adjustments of the acquisition of Baxalta.

10.    Goodwill

Beginning January 2018, the Company comprised of two reportable segments: Rare Disease and Neuroscience. For more information regarding the Company's segments refer to Note 21, Segment Reporting, to these Unaudited Consolidated Financial Statements.

The following table provides a roll-forward of the Goodwill balance by segment, for the three months ended March 31, 2018:

	2018
(In millions)	Rare Disease	Neuroscience	Total
As of January 1,	$16,281.8	$3,549.9	$19,831.7
Changes	(25.8)	—	(25.8)
Foreign currency translation	150.0	32.7	182.7
March 31,	$16,406.0	$3,582.6	$19,988.6

The following table provides a roll-forward of the Goodwill balance for the three months ended March 31, 2017:

	2017
(In millions)	Rare Disease	Neuroscience	Total
As of January 1,	$14,493.5	$3,394.7	$17,888.2
Acquisitions	1,213.8	—	1,213.8
Foreign currency translation	38.7	8.4	47.1
As of March 31,	$15,746.0	$3,403.1	$19,149.1

The increase in Goodwill during the three months ended March 31, 2017 related to measurement period adjustments of the acquisition of Baxalta.

11.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of March 31, 2018
Financial assets:
Marketable equity securities	$114.1	$114.1	$—	$—
Marketable debt securities	18.1	3.9	14.2	—
Derivative instruments	17.3	—	17.3	—
Total assets	$149.5	$118.0	$31.5	$—

Financial liabilities:
Joint venture net written option	$32.0	$—	$—	$32.0
Derivative instruments	44.3	—	44.3	—
Contingent consideration payable	1,179.6	—	—	1,179.6
Total liabilities	$1,255.9	$—	$44.3	$1,211.6

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Financial assets:
Marketable equity securities	$89.7	$89.7	$—	$—
Marketable debt securities	17.9	3.8	14.1	—
Derivative instruments	17.9	—	17.9	—
Total assets	$125.5	$93.5	$32.0	$—

Financial liabilities:
Joint venture net written option	$40.0	$—	$—	$40.0
Derivative instruments	14.2	—	14.2	—
Contingent consideration payable	1,168.2	—	—	1,168.2
Total liabilities	$1,222.4	$—	$14.2	$1,208.2

Marketable equity and debt securities are included within Investments in these Unaudited Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in these Unaudited Consolidated Balance Sheets. For information regarding the Company's derivative arrangements, refer to Note 12, Financial Instruments, to these Unaudited Consolidated Financial Statements.

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

•	Derivative instruments: the fair values of the swap and forward foreign exchange contracts have been determined using the month-end interest rate and foreign exchange rates, respectively.

•	Joint venture net written option and contingent consideration payable: the fair values have been estimated using the income approach (using a probability weighted discounted cash flow method).

There were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Contingent consideration payable
(In millions)	2018	2017
Balance as of January 1,	$1,168.2	$1,058.0
Acquisitions	—	(4.0)
Change in fair value included in earnings	18.9	(3.5)
Other	(7.5)	0.7
Balance as of March 31,	$1,179.6	$1,051.2

Of the $1,179.6 million of contingent consideration payable as of March 31, 2018, $700.8 million is recorded within Other current liabilities and $478.8 million is recorded within Other non-current liabilities in the Company’s Unaudited Consolidated Balance Sheets.

Joint venture net written option

In March 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity.  The Company had a liability of $32.0 million for the net written option based on the estimated fair value of these options as of March 31, 2018 and the Company re-measures the instrument to fair value through the Unaudited Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Financial liabilities:	Fair value as of the measurement date
As of March 31, 2018
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,179.6	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 22 to 90%
			• Assumed market participant discount rate	• 1.8 to 8.7%
			• Periods in which milestones are expected to be achieved	• 2018 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.2 to $6.5 million

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

Financial liabilities:	Fair value as of the measurement date
As of March 31, 2018
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$32.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 100%
			• Assumed market participant discount rate	• 14%

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	March 31, 2018		December 31, 2017
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
SAIIDAC notes	$12,053.3	$11,620.0	$12,050.2	$11,913.7
Baxalta notes	5,041.9	5,085.9	5,057.7	5,229.9
Capital lease obligation	349.5	349.5	349.2	349.2

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

12.    Financial Instruments

Foreign Currency Contracts

Due to the global nature of its operations, portions of the Company's revenues and operating expenses are recorded in currencies other than the U.S. dollar. The value of revenues and operating expenses measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. The main trading currencies of the Company are the U.S. dollar, Euro, British pound sterling, Swiss franc, Canadian dollar, and Japanese yen.

Transactional exposure arises where transactions occur in currencies different to the functional currency of the relevant subsidiary. It is the Company’s policy that these exposures are minimized to the extent practicable by denominating transactions in the subsidiary’s functional currency. Where significant exposures remain, the Company uses foreign exchange contracts (spot, forward, and swap contracts) to manage the exposure for balance sheet assets and liabilities that are denominated in currencies different to the functional currency of the relevant subsidiary.

The Company has master netting agreements with a number of counterparties to these foreign exchange contracts and on the occurrence of specified events, the Company has the ability to terminate contracts and settle them with a net payment by one party to the other. The Company has elected to present derivative assets and derivative liabilities on a gross basis in the Unaudited Consolidated Balance Sheets. The Company does not have credit risk related contingent features or collateral linked to the derivatives.

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

The table below presents the notional amount, maximum duration, and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	March 31, 2018	December 31, 2017
Notional amount	$2,452.9	$1,672.3
Maximum duration (in months)	3 months	3 months
Fair value - net (liability)/asset	$(1.7)	$11.4

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2018, credit risk did not materially change the fair value of the Company’s foreign currency contracts.

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

Designated Interest Rate Derivatives

The Company has elected hedge accounting for interest rate swap contracts designated as fair value hedges. The effective portion of the changes in the fair value of interest rate swap contracts are recorded as a component of the underlying Baxalta Notes with the ineffective portion recorded in Interest expense. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of Interest expense in the Unaudited Consolidated Statements of Operations.

The table below presents the notional amount, maturity, and fair value for the designated interest rate derivatives:

(In millions, except maturity)	March 31, 2018	December 31, 2017
Notional amount	$1,000.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net liability	$(25.3)	$(7.7)

Summary of Derivatives

The following tables summarize the effect of the derivative instruments on the Company's Unaudited Consolidated Statements of Operations:

(In millions)	Gain/(loss) recognized in OCI		Location	Gain reclassified from AOCI into income
Three months ended March 31,	2018	2017		2018	2017
Designated derivative instruments
Designated cash flow hedges
Foreign exchange contracts	$—	$(0.6)	Cost of sales	$—	$6.6

(In millions)	Location	Gain/(loss) recognized in income
Three months ended March 31,		2018	2017
Fair value hedges
Interest rate contracts, net	Interest expense	$(2.6)	$(1.2)
Undesignated derivative instruments
Foreign exchange contracts	Other income/(expense), net	8.6	(15.3)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments on the Company's Unaudited Consolidated Balance Sheets:

	Asset position			Liability position
		Fair value			Fair value
(In millions)	Location	March 31, 2018	December 31, 2017	Location	March 31, 2018	December 31, 2017
Designated derivative Instruments
Interest rate contracts	Long term borrowings	$—	$—	Long term borrowings	$25.3	$7.7
		$—	$—		$25.3	$7.7
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$17.3	$17.9	Other current liabilities	$19.0	$6.5
Total derivative fair value		$17.3	$17.9		$44.3	$14.2
Potential effect of rights to offset		(6.1)	(2.7)		(6.1)	(2.7)
Net derivative		$11.2	$15.2		$38.2	$11.5

13.    Borrowings and Capital Leases

(In millions)	March 31, 2018	December 31, 2017
Short term borrowings:
Baxalta notes	$749.5	$748.8
Borrowings under the Revolving Credit Facilities Agreement	75.0	810.0
Borrowings under the November 2015 Facilities Agreement	899.0	1,196.3
Capital leases	7.6	7.5
Other borrowings	56.1	26.1
	$1,787.2	$2,788.7

Long term borrowings:
SAIIDAC notes	$12,053.3	$12,050.2
Baxalta notes	4,292.4	4,308.9
Capital leases	341.9	341.7
Other borrowings	46.1	51.6
	$16,733.7	$16,752.4

Total borrowings and capital leases	$18,520.9	$19,541.1

For a more detailed description of the Company's financing agreements, refer below and to Note 17, Borrowings and Capital Leases, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

SAIIDAC Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company (SAIIDAC), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (SAIIDAC Notes), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of March 31, 2018:

(In millions, except %)	Aggregate amount	Coupon rate	Carrying amount as of March 31, 2018
Fixed-rate notes due 2019	$3,300.0	1.900%	$3,293.1
Fixed-rate notes due 2021	3,300.0	2.400%	3,287.2
Fixed-rate notes due 2023	2,500.0	2.875%	2,490.0
Fixed-rate notes due 2026	3,000.0	3.200%	2,983.0
	$12,100.0		$12,053.3

As of March 31, 2018, there were $46.7 million of debt issuance costs and discounts recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta with a total aggregate principal amount of $5.0 billion in connection with the acquisition of Baxalta (Baxalta Notes). Below is a summary of the Baxalta Notes as of March 31, 2018:

(In millions, except %)	Aggregate principal	Coupon rate	Carrying amount as of March 31, 2018
Variable-rate notes due 2018	$375.0	LIBOR plus 0.78%	$374.5
Fixed-rate notes due 2018	375.0	2.000%	375.0
Fixed-rate notes due 2020	1,000.0	2.875%	997.0
Fixed-rate notes due 2022	500.0	3.600%	506.4
Fixed-rate notes due 2025	1,750.0	4.000%	1,758.7
Fixed-rate notes due 2045	1,000.0	5.250%	1,030.3
Total assumed Senior Notes	$5,000.0		$5,041.9

The book values above include any premiums, discounts, and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 12, Financial Instruments, to these Unaudited Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (RCF) with a number of financial institutions. As of March 31, 2018, the Company utilized $75.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (November 2015 Facilities Agreement), which comprised of three amortizing credit facilities with ultimate maturity on November 2, 2018. As of March 31, 2018, the total amount outstanding under the November 2015 Facilities Agreement was $900.0 million.

Short-term uncommitted lines of credit (Credit lines)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of March 31, 2018, $28.3 million was borrowed under these Credit lines.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of March 31, 2018, the total capital lease obligations, including current portions, were $349.5 million.

14.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (OPEB) plans in the U.S. and other countries. Net periodic benefit cost for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
	2018			2017
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$—	$9.5	$—	$3.7	$9.4	$0.3
Interest cost	3.9	1.3	0.1	3.9	1.2	0.3
Expected return on plan assets	(4.3)	(2.0)	—	(4.0)	(1.8)	—
Amortization of net prior service cost	—	—	(0.2)	—	—	—
Amortization of actuarial gain	—	(0.3)	—	—	—	—
Net periodic benefit cost	$(0.4)	$8.5	$(0.1)	$3.6	$8.8	$0.6

The components of net periodic benefit cost other than the service cost component are included in the line item Other income/(expense),net in these Unaudited Consolidated Statement of Operations.

15.    Accumulated Other Comprehensive Income/(Loss)

The changes in Accumulated other comprehensive income/(loss) (AOCI), net of their related tax effects, for the three months ended March 31, 2018 and 2017 are as follows:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale debt securities	Accumulated other comprehensive income
As of January 1, 2018	$1,279.6	$27.5	$67.9	$1,375.0
Current period change:
Other comprehensive income before reclassifications	539.5	—	—	539.5
Amounts reclassified from AOCI	—	(0.5)	(67.9)	(68.4)
Net current period other comprehensive income/(loss)	539.5	(0.5)	(67.9)	471.1
As of March 31, 2018	$1,819.1	$27.0	$—	$1,846.1

The Company adopted ASU 2016-01 on January 1, 2018. Upon adoption, the Company reclassified unrealized holding gain on available-for-sale equity securities totaling $67.9 million to Retained earnings. For further information, refer to Note 1, Summary of Significant Accounting Policies, to these Unaudited Consolidated Financial Statements.

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding loss on available-for-sale securities	Hedging activities	Accumulated other comprehensive loss
As of January 1, 2017	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)
Current period change:
Other comprehensive income/(loss) before reclassifications	265.5	7.4	2.1	(0.3)	274.7
Amounts reclassified from AOCI	—	—	—	(4.2)	(4.2)
Net current period other comprehensive income/(loss)	265.5	7.4	2.1	(4.5)	270.5
As of March 31, 2017	$(1,239.9)	$2.2	$8.7	$1.9	$(1,227.1)

The following is a summary of the amounts reclassified from AOCI to the Unaudited Consolidated Statements of Operations during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(In millions)	2018	2017	Location of impact in the Unaudited Consolidated Statements of Operations
Pension and employee benefits
Amortization of net prior service credit	$(0.2)	$—	Other (expense)/income, net
Amortization of actuarial gain	(0.3)	—	Other (expense)/income, net
	(0.5)	—	Total before tax
	—	—	Tax expense
	(0.5)	—	Net of tax
Losses on hedging activities
Foreign exchange contracts	—	6.6	Cost of sales
	—	6.6	Total before tax
	—	(2.4)	Tax expense
	—	4.2	Net of tax

Total reclassifications for the period	$(0.5)	$4.2	Total net of tax

16.    Taxation

For the three months ended March 31, 2018, the effective tax rate on income from continuing operations was 7% (2017: 2%).

The effective tax rate for the three months ended March 31, 2018 has been affected by certain provisions of the U.S. Tax Cuts and Jobs Act (Tax Act) passed in December 2017, which enacts a U.S. federal tax rate of 21% along with anti-deferral provisions and new limitations on certain deductions required under the Tax Act.  Due to enactment late in the Company’s annual 2017 reporting period, the Company included the provisional amounts in its annual financial statements for the year ended December 31, 2017. The Company continued to assess the impact of the Tax Act during the three months ended March 31, 2018 and recorded an adjustment of $22.0 million to its provisional estimate related to the remeasurement of deferred tax assets and liabilities. This remeasurement reduced the effective tax rate for the three months ended March 31, 2018 by 3%.

It is expected that additional interpretive guidance will be issued that may change how the Company has computed the provisional amounts for the year ended December 31, 2017. The Company will continue to assess the impact of the Tax Act during the measurement period and will record any adjustments to its provisional estimates as needed during the remainder of 2018 and continues to assert that all amounts recorded and disclosed to date remain provisional.

Certain discrete events occurred during Q1 2017 which contributed to the low effective tax rate, including the recording of a net tax benefit related to prior year tax reserves.

17.    Earnings Per Share

The following table reconciles net income and loss and the weighted average ordinary shares outstanding for basic and diluted earnings per share (EPS) for the periods presented:

	Three months ended March 31,
(In millions)	2018	2017
Income from continuing operations, net of taxes	$550.6	$354.8
Gain from discontinued operations, net of taxes	—	20.2
Numerator for basic and diluted earnings per share	$550.6	$375.0

Weighted average number of shares:
Basic	909.5	904.1
Effect of dilutive shares:
Share-based awards to employees	2.6	7.7
Diluted	912.1	911.8

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three months ended March 31,
(Number of shares in millions)	2018	2017
Share-based awards to employees	15.9	7.3

Certain stock options have been excluded from the calculation of diluted EPS for the three months ended March 31, 2018 and 2017 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

18.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the three months ended March 31, 2018 and 2017 by line item is as follows:

	Three months ended March 31,
(In millions)	2018	2017
Cost of sales	$7.9	$6.6
Research and development	12.8	10.0
Selling, general and administrative	19.5	31.3
Integration and acquisition costs	0.8	4.8
Total	41.0	52.7
Less tax	(7.1)	(13.1)
	$33.9	$39.6

For further details on existing share-based compensation plans, refer to Note 23, Share-based Compensation Plans, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company amended the mix of performance share units to include market condition, based on relative total shareholder return, commencing with the 2018 annual grant.

During the three months ended March 31, 2018, the Company made equity compensation grants to employees consisting of 10.6 million stock-settled share appreciation rights (SARs), 2.9 million restricted stock units (RSUs), and 0.4 million performance share units (PSUs) equivalent in ordinary shares.

19.    Commitments and Contingencies

Leases

The Company leases land, facilities, motor vehicles, and certain equipment under operating leases expiring through 2032. Lease and rental expense amounted to $47.6 million and $42.6 million, for the three months ended March 31, 2018 and 2017, respectively, which is predominately included in Cost of sales and SG&A expenses in the Company’s Unaudited Consolidated Statement of Operations.

Letters of credit and guarantees

As of March 31, 2018 and December 31, 2017, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $223.0 million and $224.8 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations, and supply commitments.

Commitments

Clinical testing

As of March 31, 2018, the Company had committed to pay approximately $1,420.6 million (December 31, 2017: $1,409.9 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of March 31, 2018, the Company had committed to pay approximately $330.0 million (December 31, 2017: $467.2 million) in respect of contract manufacturing. The Company expects to pay $227.1 million of these commitments in 2018.

Other purchasing commitments

As of March 31, 2018, the Company had committed to pay approximately $1,521.8 million (December 31, 2017: $1,692.5 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $1,169.0 million of these commitments in 2018.

Investment commitments

As of March 31, 2018, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $54.7 million (December 31, 2017: $48.9 million), which may all be payable during 2018, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities (VIEs) for which Shire is not the primary beneficiary.

Capital commitments

As of March 31, 2018, the Company had committed to spend $405.2 million (December 31, 2017: $328.2 million) on capital projects.

Baxter related tax indemnification

Baxter International Inc. (Baxter) and Baxalta entered into a tax matters agreement, effective on the date of Baxalta’s separation from Baxter, which employs a direct tracing approach, or where direct tracing approach is not feasible, an allocation methodology, to determine which company is liable for pre-separation income tax items for U.S. federal, state, and foreign jurisdictions. With respect to tax liabilities that are directly traceable or allocated to Baxalta but for which Baxalta was not the primary obligor, Baxalta recorded a tax indemnification amount that would be due to Baxter upon Baxter discharging the associated tax liability to the taxing authority.

20.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of March 31, 2018, provision for litigation losses, insurance claims, and other disputes totaled $79.5 million (December 31, 2017: $76.2 million).

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

On March 8, 2018, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA to the FDA seeking permission to market a generic version of MYDAYIS. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Impax. No dates for a Markman hearing or trial have been set.

On April 19, 2018, Shire was notified that SpecGX LLC (SpecGX) had submitted an ANDA to the FDA seeking permission to market a generic version of MYDAYIS. Shire is currently reviewing the contents of the notification. In the event Shire files a lawsuit within 45 days of receipt of the letter, a stay of approval of up to thirty months will be in effect with respect to the SpecGX ANDA.

Petitions to institute inter partes reviews (IPRs) against U.S. Patent numbers 8,846,100 and 9,173,857 were filed by KVK Tech. Both of these patents are listed in the Orange Book as covering MYDAYIS and are among the patents-in-suit in the infringement action brought against the Teva entities and Impax as noted above. A decision on whether to institute the IPRs is expected on or before July 10, 2018. If one or both IPRs are instituted, a decision on the merits is expected on or before July 10, 2019.

VANCOCIN

On April 6, 2012, ViroPharma Incorporated (ViroPharma) received a notification that the United States Federal Trade Commission (FTC) was conducting an investigation into whether ViroPharma had engaged in unfair methods of competition with respect to VANCOCIN, which Shire acquired in January 2014. Following the divestiture of VANCOCIN in August 2014, Shire retained certain liabilities including any potential liabilities related to the VANCOCIN citizen petition.

On August 3, 2012, and September 8, 2014, ViroPharma and Shire respectively received Civil Investigative Demands from the FTC requesting additional information related to this matter. Shire has fully cooperated with the FTC’s investigation.

On February 7, 2017, the FTC filed a Complaint against Shire alleging that ViroPharma engaged in conduct in violation of U.S. antitrust laws arising from a citizen petition ViroPharma filed in 2006 related to Food & Drug Administration’s policy for evaluating bioequivalence for generic versions of VANCOCIN. The complaint seeks equitable relief, including an injunction and disgorgement. The Company filed a motion to dismiss on April 10, 2017. On March 20, 2018, the court granted the Company’s motion. On April 11, 2018, the FTC filed a Notice of Appeal.

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

21.    Segment Reporting

In 2018, the Company announced a change to its internal structure to create two distinct business segments within Shire: a Rare Disease division and a Neuroscience division. The Rare Disease division focuses on treatments for rare diseases and other conditions with high unmet needs, including immunology, hematology, and genetic diseases. The Neuroscience division focuses on treatments of Attention Deficit Hyperactivity Disorder (ADHD) and certain other disorders.

The change was based on the Board's conclusion that the Neuroscience business warrants additional focus and investment and that there was a strong business rationale for creating the two divisions. As a result, the Company now reports its financial performance based on its new segments: Rare Disease and Neuroscience. This is consistent with how the financial information is viewed for the purposes of evaluating performance, allocating resources, and planning and forecasting future periods and how the operations are managed by the Executive Committee, (Shire’s chief operating decision maker). Comparative financial information for 2017 was retrospectively restated herein.

The Executive Committee evaluates segment performance for its two operating segments based on Segment contribution. There are no intersegment sales or intersegment allocations of expenses. Segment contribution for each segment represents Total revenues less Cost of sales, direct selling and marketing expenses, and direct R&D expenses.

The Company does not include the following items in Segment contribution:

• certain unallocated shared functional costs;
• general and administrative expenses;
• amortization and depreciation expense; and
• other items such as asset impairment charges, acquisition and integration costs, restructuring charges, costs related licensing arrangement, and other non-recurring or unusual charges.

The Company’s chief operating decision maker does not receive any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment.

The following table presents Revenues and Segment contribution and a reconciliation to Income from continuing operations before taxes and equity in earnings of equity method investees, respectively, per the consolidated statements of income.

	Three months ended March 31,
(In millions, except %)	2018	2017
Revenues:
Rare Disease	$2,828.3	$2,603.3
Neuroscience	937.4	969.0
Total revenues	$3,765.7	$3,572.3

Segment contribution:
Rare Disease	$1,366.6	$1,339.7
Neuroscience	769.9	792.6
Total Segment contribution	$2,136.5	$2,132.3
Less: reconciling items to operating income from continuing operations
Unallocated corporate and shared functional costs, including G&A expenses	529.5	555.9
Expense related to the unwind of inventory fair value adjustments	33.5	480.4
One-time employee related costs	—	(4.0)
Costs relating to license arrangements	10.0	—
Amortization of acquired intangible assets	484.0	364.0
Integration and acquisition costs	239.7	116.0
Reorganization costs	5.3	5.5
Gain on sale of product rights	—	(5.5)
Depreciation	140.2	122.9
Operating income from continuing operations	694.3	497.1
Operating margin percentage	18.4%	13.9%
Other expense, net	(101.2)	(134.7)
Income from continuing operations before taxes and equity in earnings/(losses) of equity method investees	$593.1	$362.4

In the periods set out below, U.S. and International sales by franchise were as follows:

	Three months ended
	March 31, 2018			March 31, 2017
(In millions)	U.S. Sales	International Sales	Total Sales	U.S. Sales	International Sales	Total Sales
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$421.6	$136.3	$557.9	$405.4	$92.9	$498.3
HEREDITARY ANGIOEDEMA	332.4	36.4	368.8	339.7	26.4	366.1
BIO THERAPEUTICS	82.5	116.7	199.2	69.7	108.2	177.9
Immunology	836.5	289.4	1,125.9	814.8	227.5	1,042.3
HEMOPHILIA	393.1	349.7	742.8	341.5	308.9	650.4
INHIBITOR THERAPIES	60.6	149.2	209.8	70.7	149.8	220.5
Hematology	453.7	498.9	952.6	412.2	458.7	870.9
REPLAGAL	—	124.2	124.2	—	109.7	109.7
ELAPRASE	41.0	77.4	118.4	38.2	102.4	140.6
VPRIV	36.7	53.2	89.9	35.5	44.3	79.8
Genetic Diseases	77.7	254.8	332.5	73.7	256.4	330.1
GATTEX/REVESTIVE	80.3	15.9	96.2	57.0	12.0	69.0
NATPARA/NATPAR	43.2	1.8	45.0	29.6	0.1	29.7
Other Internal Medicine(1)	0.7	37.0	37.7	0.2	33.2	33.4
Internal Medicine	124.2	54.7	178.9	86.8	45.3	132.1
Oncology	43.4	23.5	66.9	42.3	16.0	58.3
Ophthalmics	61.6	0.5	62.1	38.6	—	38.6
Total Rare Disease product sales	$1,597.1	$1,121.8	$2,718.9	$1,468.4	$1,003.9	$2,472.3
(1) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
VYVANSE	$557.2	$71.6	$628.8	$508.5	$55.2	$563.7
ADDERALL XR	72.1	3.9	76.0	59.3	5.6	64.9
PENTASA	72.4	—	72.4	69.1	—	69.1
LIALDA/MEZAVANT	30.5	31.5	62.0	153.1	22.0	175.1
MYDAYIS	4.5	—	4.5	—	—	—
Other Neuroscience(1)	21.2	53.3	74.5	26.4	40.8	67.2
Total Neuroscience product sales	$757.9	$160.3	$918.2	$816.4	$123.6	$940.0
(1) Other Neuroscience includes FOSRENOL, INTUNIV, EQUASYM, BUCCOLAM, and CARBATROL

In the periods set out below, Royalties and other revenues by segment were as follows:

	Three months ended
(In millions)	March 31, 2018	March 31, 2017
Rare Disease royalties and other revenues	$109.4	$131.0
Neuroscience royalties and other revenues	19.2	29.0
Royalties and other revenues	$128.6	$160.0

22.    Agreements and Transactions with Baxter

In connection with Baxalta’s separation from Baxter on July 1, 2015, Baxalta and Baxter entered into several separation-related agreements that provided a framework for Baxalta’s relationship with Baxter after the separation. These agreements, among others, included a manufacturing and supply agreement, a transition services agreement and a tax matters agreement. For further details on existing agreements with Baxter, refer to Note 28, Agreements and Transactions with Baxter, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended March 31, 2018, the Company reported revenues associated with the manufacturing and supply agreement with Baxter of approximately $49.1 million (2017: $40.3 million) and Selling, general and administrative expense associated with the transition services agreement with Baxter of approximately $7.6 million (2017: $18.9 million). Net tax-related indemnification liabilities as of March 31, 2018, associated with the tax matters agreement with Baxter are discussed in Note 19, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.

Amounts due from or to Baxter consist of the following:

(In millions)	March 31, 2018	December 31, 2017
Accounts receivable from Baxter	$104.4	$103.1
Accounts payable to Baxter (current)	33.8	63.2
Accounts payable to Baxter (non-current)	59.6	59.6

Accounts receivable from Baxter are reported in Prepaid expenses and other current assets, and Accounts payable to Baxter (current) and (non-current) are reported in Other current liabilities and Other non-current liabilities, respectively, in these Unaudited Consolidated Balance Sheets.

23.    Subsequent Events

On April 16, 2018, the Company announced that it has entered into a definitive agreement with Servier S.A.S. (Servier) to sell its Oncology franchise, which is included within the Company's Rare Disease segment, for $2.4 billion. Under the terms of the agreement, Servier has agreed to acquire Shire’s Oncology franchise for a total consideration of $2.4 billion, in cash, upon completion. The transaction covers the transfer of Shire’s Oncology franchise including marketed products and IPR&D assets. The transaction is expected to close in the second or third quarter of 2018.

On April 23, 2018, the Company’s Board received a revised proposal from Takeda Pharmaceutical Company Limited (Takeda) for a potential offer. This proposal represented approximately £49 per Shire ordinary share listed in the UK, equivalent to a value of approximately £46 billion for the total share capital of the company. After careful consideration, the Shire Board has indicated to Takeda that it would be willing to recommend the revised proposal to Shire shareholders, subject to the satisfactory resolution of the other terms of the possible offer, including completion of due diligence by Shire on Takeda. In addition, prior to making any firm offer, Takeda will be: (i) conducting confirmatory due diligence; (ii) seeking agreement on certain other terms of its revised proposal; (iii) seeking final approval from its own Board; and (iv) seeking the unanimous and unconditional recommendation of the Shire Board. In order to allow time for these discussions, Shire’s Board has agreed to extend the offer period under the UK Takeover code to 5.00 p.m. (London time) on May 8, 2018.

24.    Guarantor Financial Information

On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.0% senior notes due 2018, 2.875% senior notes due 2020, 3.6% senior notes due 2022, 4.0% senior notes due 2025, and 5.25% senior notes due 2045 (collectively, "Baxalta Notes"), of Baxalta Inc., a 100% owned subsidiary of the Company. Amounts related to Baxalta Inc. and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of Baxalta Inc.'s acquisition.

On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the 1.90% senior notes due 2019, 2.40% senior notes due 2021, 2.875% senior notes due 2023, and 3.20% senior notes due 2026, of SAIIDAC (collectively, "SAIIDAC Notes"), a 100% owned subsidiary of the Company.

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

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
(Unaudited, In millions)
As of March 31, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$317.7	$317.7	$—	$317.7
Restricted cash	—	—	—	35.5	35.5	—	35.5
Accounts receivable, net	—	—	—	3,140.5	3,140.5	—	3,140.5
Inventories	—	—	—	3,340.8	3,340.8	—	3,340.8
Prepaid expenses and other current assets	—	1.6	94.1	984.8	986.4	—	1,080.5
Intercompany receivables	—	37.6	—	4,510.5	4,548.1	(4,548.1)	—
Short term intercompany loan receivable	—	974.0	—	—	974.0	(974.0)	—
Total current assets	—	1,013.2	94.1	12,329.8	13,343.0	(5,522.1)	7,915.0
Investments	44,476.9	—	39,557.0	13,223.5	13,223.5	(96,985.6)	271.8
Property, plant and equipment (PP&E), net	—	—	5.6	6,454.5	6,454.5	—	6,460.1
Goodwill	—	—	—	19,988.6	19,988.6	—	19,988.6
Intangible assets, net	—	—	—	32,864.3	32,864.3	—	32,864.3
Deferred tax asset	—	—	304.1	189.2	189.2	(304.1)	189.2
Long term intercompany loan receivable	—	12,053.3	1,386.7	—	12,053.3	(13,440.0)	—
Other non-current assets	—	2.5	—	177.3	179.8	—	179.8
Total assets	$44,476.9	$13,069.0	$41,347.5	$85,227.2	$98,296.2	$(116,251.8)	$67,868.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1.0	$7.5	$67.0	$3,863.5	$3,871.0	$—	$3,939.0
Short term borrowings and capital leases	—	974.0	749.5	63.7	1,037.7	—	1,787.2
Intercompany payables	3,605.5	—	942.6	—	—	(4,548.1)	—
Short term intercompany loan payable	—	—	—	974.0	974.0	(974.0)	—
Other current liabilities	578.0	—	3.1	637.3	637.3	—	1,218.4
Total current liabilities	4,184.5	981.5	1,762.2	5,538.5	6,520.0	(5,522.1)	6,944.6
Long term borrowings and capital leases	—	12,053.3	4,292.4	388.0	12,441.3	—	16,733.7
Deferred tax liability	—	—	—	5,020.5	5,020.5	(304.1)	4,716.4
Long term intercompany loan payable	2,892.4	—	—	10,547.6	10,547.6	(13,440.0)	—
Other non-current liabilities	—	—	86.9	1,987.2	1,987.2	—	2,074.1
Total liabilities	7,076.9	13,034.8	6,141.5	23,481.8	36,516.6	(19,266.2)	30,468.8
Total equity	37,400.0	34.2	35,206.0	61,745.4	61,779.6	(96,985.6)	37,400.0
Total liabilities and equity	$44,476.9	$13,069.0	$41,347.5	$85,227.2	$98,296.2	$(116,251.8)	$67,868.8

Condensed Consolidating Balance Sheets
(Unaudited, In millions)
As of December 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.5	$471.9	$471.9	$—	$472.4
Restricted cash	—	—	—	39.4	39.4	—	39.4
Accounts receivable, net	—	—	—	3,009.8	3,009.8	—	3,009.8
Inventories	—	—	—	3,291.5	3,291.5	—	3,291.5
Prepaid expenses and other current assets	—	1.6	95.2	698.5	700.1	—	795.3
Intercompany receivables	—	120.2	—	4,682.3	4,802.5	(4,802.5)	—
Short term intercompany loan receivable	—	2,006.3	—	—	2,006.3	(2,006.3)	—
Total current assets	—	2,128.1	95.7	12,193.4	14,321.5	(6,808.8)	7,608.4
Investments	43,204.3	—	38,924.6	13,059.4	13,059.4	(94,947.2)	241.1
Property, plant and equipment (PP&E), net	—	—	7.6	6,627.8	6,627.8	—	6,635.4
Goodwill	—	—	—	19,831.7	19,831.7	—	19,831.7
Intangible assets, net	—	—	—	33,046.1	33,046.1	—	33,046.1
Deferred tax asset	—	—	304.1	188.8	188.8	(304.1)	188.8
Long term intercompany loan receivable	—	12,050.2	1,609.3	—	12,050.2	(13,659.5)	—
Other non-current assets	—	2.8	—	202.6	205.4	—	205.4
Total assets	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$85.9	$18.1	$4,080.3	$4,166.2	$—	$4,184.5
Short term borrowings and capital leases	—	2,006.3	748.8	33.6	2,039.9	—	2,788.7
Intercompany payables	3,585.3	—	1,217.2	—	—	(4,802.5)	—
Short term intercompany loan payable	—	—	—	2,006.3	2,006.3	(2,006.3)	—
Other current liabilities	573.5	—	10.7	324.6	324.6	—	908.8
Total current liabilities	4,159.0	2,092.2	1,994.8	6,444.8	8,537.0	(6,808.8)	7,882.0
Long term borrowings and capital leases	—	12,050.2	4,308.9	393.3	12,443.5	—	16,752.4
Deferred tax liability	—	—	—	5,052.3	5,052.3	(304.1)	4,748.2
Long term intercompany loan payable	2,868.9	—	—	10,790.6	10,790.6	(13,659.5)	—
Other non-current liabilities	—	—	70.0	2,127.9	2,127.9	—	2,197.9
Total liabilities	7,027.9	14,142.4	6,373.7	24,808.9	38,951.3	(20,772.4)	31,580.5
Total equity	36,176.4	38.7	34,567.6	60,340.9	60,379.6	(94,947.2)	36,176.4
Total liabilities and equity	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Three months ended March 31, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$3,637.1	$3,637.1	$—	$3,637.1
Royalties and other revenues	—	—	—	128.6	128.6	—	128.6
Total revenues	—	—	—	3,765.7	3,765.7	—	3,765.7
Costs and expenses:
Cost of sales	—	—	—	1,132.4	1,132.4	—	1,132.4
Research and development	—	—	—	405.2	405.2	—	405.2
Selling, general and administrative	11.9	—	2.9	790.0	790.0	—	804.8
Amortization of acquired intangible assets	—	—	—	484.0	484.0	—	484.0
Integration and acquisition costs	4.4	—	2.1	233.2	233.2	—	239.7
Reorganization costs	—	—	—	5.3	5.3	—	5.3
Total operating expenses	16.3	—	5.0	3,050.1	3,050.1	—	3,071.4

Operating income/(loss) from continuing operations	(16.3)	—	(5.0)	715.6	715.6	—	694.3

Interest income/(expense), net	(32.3)	(4.4)	(21.3)	(66.4)	(70.8)	—	(124.4)
Other income/(expense), net	(0.6)	—	2.0	21.8	21.8	—	23.2
Total other income/(expense), net	(32.9)	(4.4)	(19.3)	(44.6)	(49.0)	—	(101.2)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(49.2)	(4.4)	(24.3)	671.0	666.6	—	593.1
Income taxes	0.9	1.1	4.4	(49.7)	(48.6)	—	(43.3)
Equity in earnings/(losses) of equity method investees, net of taxes	598.9	—	92.6	0.8	0.8	(691.5)	0.8
Income/(loss) from continuing operations, net of taxes	550.6	(3.3)	72.7	622.1	618.8	(691.5)	550.6
Net income/(loss)	550.6	(3.3)	72.7	622.1	618.8	(691.5)	550.6
Comprehensive income/(loss)	$1,021.7	$(3.3)	$572.8	$1,093.2	$1,089.9	$(1,662.7)	$1,021.7

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Three months ended March 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (Subsidiary Issuer)	Baxalta Inc. (Subsidiary Issuer)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$3,412.3	$3,412.3	$—	$3,412.3
Royalties and other revenues	—	—	—	160.0	160.0	—	160.0
Total revenues	—	—	—	3,572.3	3,572.3	—	3,572.3
Costs and expenses:
Cost of sales	—	—	1.2	1,325.8	1,325.8	—	1,327.0
Research and development	—	—	—	379.3	379.3	—	379.3
Selling, general and administrative	14.0	—	5.7	869.2	869.2	—	888.9
Amortization of acquired intangible assets	—	—	—	364.0	364.0	—	364.0
Integration and acquisition costs	—	—	25.6	90.4	90.4	—	116.0
Reorganization costs	—	—	—	5.5	5.5	—	5.5
Gain on sale of product rights	—	—	—	(5.5)	(5.5)	—	(5.5)
Total operating expenses	14.0	—	32.5	3,028.7	3,028.7	—	3,075.2

Operating income/(loss) from continuing operations	(14.0)	—	(32.5)	543.6	543.6	—	497.1

Interest income/(expense), net	(30.3)	5.4	(21.4)	(92.9)	(87.5)	—	(139.2)
Other income/(expense), net	—	—	0.5	4.0	4.0	—	4.5
Total other income/(expense), net	(30.3)	5.4	(20.9)	(88.9)	(83.5)	—	(134.7)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(44.3)	5.4	(53.4)	454.7	460.1	—	362.4
Income taxes	1.5	(1.3)	(19.9)	12.9	11.6	—	(6.8)
Equity in earnings/(losses) of equity method investees, net of taxes	417.8	—	(126.8)	(0.8)	(0.8)	(291.0)	(0.8)
Income/(loss) from continuing operations, net of taxes	375.0	4.1	(200.1)	466.8	470.9	(291.0)	354.8
Gain from discontinued operations, net of taxes	—	—	—	20.2	20.2	—	20.2
Net income/(loss)	375.0	4.1	(200.1)	487.0	491.1	(291.0)	375.0
Comprehensive income/(loss)	$645.5	$4.1	$48.7	$754.0	$758.1	$(806.8)	$645.5

Condensed Consolidating Statements of Cash Flows
(Unaudited, In millions)
Three months ended March 31, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(4.6)	$(0.5)	$(5.6)	$1,021.0	$1,020.5	$—	$1,010.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	—	(584.7)	(233.9)	(1,858.4)	(2,443.1)	2,677.0	—
Purchases of PP&E	—	—	1.9	(179.7)	(179.7)	—	(177.8)
Other, net	—	—	0.1	(11.2)	(11.2)	—	(11.1)
Net cash provided by/(used in) investing activities	—	(584.7)	(231.9)	(2,049.3)	(2,634.0)	2,677.0	(188.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	—	75.0	—	348.3	423.3	—	423.3
Repayment of revolving line of credit, long term and short term borrowings	—	(1,110.0)	—	(329.4)	(1,439.4)	—	(1,439.4)
Proceeds from intercompany borrowings	4.5	1,620.2	233.7	818.6	2,438.8	(2,677.0)	—
Proceeds from exercise of options	0.1	—	3.3	37.1	37.1	—	40.5
Other, net	—	—	—	(6.5)	(6.5)	—	(6.5)
Net cash provided by/(used in) financing activities	4.6	585.2	237.0	868.1	1,453.3	(2,677.0)	(982.1)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	2.1	2.1	—	2.1
Net decrease in cash and cash equivalents and restricted cash	—	—	(0.5)	(158.1)	(158.1)	—	(158.6)
Cash and cash equivalents and restricted cash at beginning of period	—	—	0.5	511.3	511.3	—	511.8
Cash and cash equivalents and restricted cash at end of period	$—	$—	$—	$353.2	$353.2	$—	$353.2

Condensed Consolidating Statements of Cash Flows
(Unaudited, In millions)
Three months ended March 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided/(used in) operating activities	$(9.6)	$(84.1)	$(0.3)	$553.1	$469.0	$—	$459.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(760.6)	—	(110.5)	(733.2)	(733.2)	1,604.3	—
Purchases of PP&E	—	—	(2.4)	(210.1)	(210.1)	—	(212.5)
Other, net	0.3	—	2.0	(1.1)	(1.1)	—	1.2
Net cash provided by/(used in) investing activities	(760.3)	—	(110.9)	(944.4)	(944.4)	1,604.3	(211.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	1,400.0	—	—	1.9	1.9	—	1,401.9
Repayment of revolving line of credit, long term and short term borrowings	(820.0)	(1,000.0)	—	(5.7)	(1,005.7)	—	(1,825.7)
Proceeds from intercompany borrowings	189.8	1,084.1	69.3	261.1	1,345.2	(1,604.3)	—
Proceeds from exercise of options	0.1	—	2.9	39.1	39.1	—	42.1
Other, net	—	—	(2.4)	(17.7)	(17.7)	—	(20.1)
Net cash provided by/(used in) financing activities	769.9	84.1	69.8	278.7	362.8	(1,604.3)	(401.8)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	2.7	2.7	—	2.7
Net decrease in cash and cash equivalents and restricted cash	—	—	(41.4)	(109.9)	(109.9)	—	(151.3)
Cash and cash equivalents and restricted cash at beginning of period	—	—	41.7	512.7	512.7	—	554.4
Cash and cash equivalents and restricted cash at end of period	$—	$—	$0.3	$402.8	$402.8	$—	$403.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Shire’s Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Company's Audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Significant Events in the three months ended March 31, 2018 and Recent Developments

Corporate

Sale of Oncology franchise

•	On April 16, 2018, Shire announced it has entered into a definitive agreement with Servier S.A.S. to sell its Oncology franchise for $2.4 billion.

Formation of Global Commission to End the Diagnostic Odyssey for Children

•	On February 20, 2018, Shire, Microsoft, and EURORDIS-Rare Diseases Europe announced a strategic initiative to accelerate time to diagnosis for children with rare diseases.

Business Development

Collaboration with NanoMedSyn

•
On March 26, 2018, Shire and NanoMedSyn announced a collaboration to conduct pre-clinical research to evaluate a potential enzyme replacement therapy using NanoMedSyn's proprietary synthetic derivatives named AMFA.

Products

VONVENDI for perioperative management of bleeding in adult patients with von Willebrand disease (VWD)

•
On April 17, 2018, Shire announced that the U.S. Food and Drug Administration (FDA) approved VONVENDI, a recombinant von Willebrand factor treatment for perioperative management of bleeding in adults with VWD. This approval builds on the previously approved on-demand treatment and control of bleeding episodes indication.

myPKFiT for ADVATE software

•
On March 5, 2018, Shire announced the U.S. availability of myPKFiT for ADVATE, a free web-based software for healthcare professionals that is the first and only pharmacokinetic dosing software cleared by the FDA for use with certain hemophilia A patients treated with ADVATE.

CINRYZE for pediatric hereditary angioedema (HAE)

•
On February 15, 2018, Shire announced that the FDA had accepted the CINRYZE (C1 esterase inhibitor [human]) supplemental Biologics License Application to expand the currently approved indication to include children aged 6 years and older with HAE. The filing received priority review designation from the FDA.

Pipeline

Lanadelumab (SHP643) for the treatment of HAE

•	On February 23, 2018, Shire announced that the FDA had accepted the Biologics License Application (BLA) and granted priority review for lanadelumab with a PDUFA date of August 26, 2018.

•
On February 27, 2018, Shire announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) had granted an accelerated assessment for lanadelumab. On March 29, 2018, Shire announced that the EMA had validated its marketing authorization application (MAA) and also reported that Health Canada had completed screening and accepted the New Drug Submission (NDS) under priority review.

•	On April 18, 2018, Shire announced that Swissmedic validated the MAA for lanadelumab.

Prucalopride (SHP555) for the treatment of chronic idiopathic constipation (CIC)

•
On March 5, 2018, Shire announced that the FDA had accepted the submission of a New Drug Application (NDA) for prucalopride, which is being evaluated as a potential once-daily treatment option for CIC in adults, with a PDUFA date of December 21, 2018.

Calaspargase Pegol (SHP663) for the treatment of acute lymphoblastic leukemia (ALL)

•	On February 28, 2018, Shire announced that the FDA had accepted the BLA for Calaspargase Pegol.

Board Committee Change

On April 25, 2018, Gail Fosler, Non-Executive Director of Shire, was appointed as a member of the Remuneration Committee.

As previously announced, following the conclusion of our Annual General Meeting on April 24, 2018, Anne Minto, Dominic Blakemore, and William Burns have stepped down from the Board of Directors. Following the departure of William Burns from the Board of Directors, Olivier Bohuon has been appointed Senior Independent Director of the Board.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Product sales

Total product sales increased 7% to $3,637.1 million (2017: $3,412.3 million). Rare Disease product sales growth was 10% with revenue increases across all franchises. Neuroscience product sales declined by 2% due to generic competition for LIALDA, offset by an increase in sales for VYVANSE. Product sales during the three months ended March 31, 2018 also reflect a benefit from favorable foreign currency exchange rates.

Rare Disease segment

The following table provides an analysis of the Company's Product sales for the Rare Disease segment:

	Three months ended March 31,
(In millions, except %)	2018	2017	Product sales growth %
Product sales by segment
IMMUNOGLOBULIN THERAPIES	$557.9	$498.3	12%
HEREDITARY ANGIOEDEMA	368.8	366.1	1%
BIO THERAPEUTICS	199.2	177.9	12%
Immunology	1,125.9	1,042.3	8%
HEMOPHILIA	742.8	650.4	14%
INHIBITOR THERAPIES	209.8	220.5	(5)%
Hematology	952.6	870.9	9%
REPLAGAL	124.2	109.7	13%
ELAPRASE	118.4	140.6	(16)%
VPRIV	89.9	79.8	13%
Genetic Diseases	332.5	330.1	1%
GATTEX/REVESTIVE	96.2	69.0	39%
NATPARA/NATPAR	45.0	29.7	52%
Other Internal Medicine(1)	37.7	33.4	13%
Internal Medicine	178.9	132.1	35%
Oncology	66.9	58.3	15%
Ophthalmics	62.1	38.6	61%
Total Rare Disease product sales	$2,718.9	$2,472.3	10%
(1) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.

Immunology
Immunology product sales increased by $83.6 million, or 8%, compared to the corresponding period in 2017. Immunoglobulin therapies and bio therapeutics each reported growth of 12%. Immunoglobulin therapies growth was primarily driven by continued growth in subcutaneous products, international markets, and increased demand in the U.S., partially offset by U.S. destocking compared to the prior year. HAE product sales were up 1% with FIRAZYR growth offset by a decline in CINRYZE. FIRAZYR results benefited from stocking during the current quarter compared to slight destocking in the prior year. FIRAZYR also benefited from price increases and, to a lesser extent, higher demand. CINRYZE’s year-over-year decline resulted from destocking in the quarter as well as an impact on demand from a competitor launch. Bio therapeutics growth was driven by demand and favorable foreign currency exchange.

Hematology
Hematology product sales increased by $81.7 million, or 9%, compared to the corresponding period in 2017 with growth in both the U.S. and international markets driven by ADYNOVATE. The U.S. market growth included an increase in demand as well as stocking. The international markets growth included the benefits from favorable foreign currency exchange.

Genetic Diseases
Genetic Diseases product sales increased to $332.5 million, or 1%, compared to the corresponding period in 2017, driven by increased sales for REPLAGAL and VPRIV in international markets, partially offset by decreased sales of ELAPRASE that was impacted by timing of large shipments in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Internal Medicine
Internal Medicine sales increased to $178.9 million, or 35%, driven by growth from GATTEX/REVESTIVE and NATPARA/NATPAR of 39% and 52%, respectively, primarily due to an increase in patients on therapy, and to a lesser extent, the benefit of price increases.

Oncology
Oncology product sales increased to $66.9 million, or 15%, with growth driven by increased demand in the international markets and the benefit of a price increase.

Ophthalmics
Ophthalmics product sales relate to XIIDRA, which contributed $62.1 million of product sales with 27% prescription growth compared to the three months ended March 31, 2017.

Neuroscience segment

The following table provides an analysis of the Company's Product sales for the Neuroscience segment:

	Three months ended March 31,
(In millions, except %)	2018	2017	Product sales growth %
Product sales by segment
VYVANSE	$628.8	$563.7	12%
ADDERALL XR	76.0	64.9	17%
PENTASA	72.4	69.1	5%
LIALDA/MEZAVANT	62.0	175.1	(65)%
MYDAYIS	4.5	—	N/A
Other Neuroscience(1)	74.5	67.2	11%
Total Neuroscience product sales	$918.2	$940.0	(2)%
(1) Other Neuroscience includes FOSRENOL, INTUNIV, EQUASYM, BUCCOLAM, and CARBATROL.

Neuroscience
Neuroscience product sales, which now include PENTASA and LIALDA/MEZAVANT, decreased $21.8 million, or 2% to $918.2 million. VYVANSE product sales increased 12% primarily due to a price increase, stocking, and growth in the international markets. LIALDA/MEZAVANT sales decreased due to generic competition, which began in the second half of 2017.

Royalties and other revenues

	Three months ended
(In millions)	March 31, 2018	March 31, 2017
Rare Disease royalties and other revenues	$109.4	$131.0
Neuroscience royalties and other revenues	19.2	29.0
Royalties and other revenues	$128.6	$160.0

Royalties and other revenues decreased 20% primarily due to the reclassification of ADDERALL XR from royalty revenue to product sales and other accounting changes as required under the new revenue accounting standard and lower SENSIPAR royalties.

Segment Contribution

	Three months ended March 31,
(In millions, except %)	2018	2017
Segment contribution:
Rare Disease	$1,366.6	$1,339.7
Rare Disease contribution margin percentage	48%	51%
Neuroscience	769.9	792.6
Neuroscience contribution margin percentage	82%	82%
Total Segment contribution	$2,136.5	$2,132.3

Rare Disease contribution margin was approximately 48% (2017: 51%), a slight decline from the prior year due to lower gross margins on sales, partially offset by lower selling and marketing costs.

Neuroscience contribution margin was flat at 82% (2017: 82%), as the decline in sales due to LIALDA was offset by lower costs.

Cost of sales

Cost of sales decreased by $194.6 million to $1,132.4 million for the three months ended March 31, 2018 (30% of Total revenues) compared to $1,327.0 million in the corresponding period in 2017 (37% of Total revenues), primarily due to lower expense related to the unwind of inventory fair value adjustments.

For the three months ended March 31, 2018, Cost of product sales included depreciation totaling $72.7 million (2017: $72.1 million).

R&D

R&D expense increased by $25.9 million, or 7%, to $405.2 million for the three months ended March 31, 2018 (11% of Total revenues) compared to $379.3 million in the corresponding period in 2017 (11% of Total revenues), primarily due to continued investment in late stage programs and upfront payments associated with license arrangements. R&D as a percentage of total revenues remained consistent with the three months ended March 31, 2017.

R&D expense for the three months ended March 31, 2018 included depreciation of $10.7 million (2017: $13.4 million).

SG&A

SG&A expense decreased by $84.1 million, or 9%, to $804.8 million for the three months ended March 31, 2018 (21% of Total revenues) compared to $888.9 million in the corresponding period in 2017 (25% of Total revenues), primarily due to on-going cost reduction initiatives and operating synergies, as well as a reduction in marketing costs.

For the three months ended March 31, 2018, SG&A expense included depreciation of $56.8 million (2017: $37.4 million).

Amortization of acquired intangible assets

For the three months ended March 31, 2018, Shire recorded Amortization of acquired intangible assets of $484.0 million compared to $364.0 million in the corresponding period in 2017. The increase of $120.0 million was primarily related to the acceleration of CINRYZE amortization with the expected launch of SHP643, subject to regulatory approval.

Integration and acquisition costs

For the three months ended March 31, 2018, Shire recorded Integration and acquisition costs of $239.7 million, primarily related to an impairment of a manufacturing facility, as well as third party professional fees, and other expenses primarily related to the integration of Baxalta.

For the three months ended March 31, 2017, Shire recorded Integration and acquisition costs of $116.0 million, primarily relating to the Baxalta and Dyax acquisitions. Costs included employee severance, acceleration of stock compensation, third-party professional fees, contract terminations, and other transaction-related fees.

Other expense, net

Other expense, net decreased by $33.5 million to $101.2 million for the three months ended March 31, 2018 compared to $134.7 million in the corresponding period in 2017, primarily due to an unrealized gain in publicly traded equity securities and lower interest expense resulting from debt paydown, inclusive of a fair value adjustment for a joint venture net written option.

Taxation

The effective tax rate on U.S. GAAP income in three months ended March 31, 2018 was 7% (2017: 2%).

The effective rate in three months ended March 31, 2018 on U.S. GAAP income from continuing operations has been affected by certain provisions of the U.S. Tax Cuts and Jobs Act (Tax Act) passed in December 2017, which enacts a U.S. federal tax rate of 21% along with anti-deferral provisions and new limitations on certain deductions required under the Tax Act. Additionally, certain discrete events occurred during the three months ended March 31, 2018, including the recording of a net tax benefit for income tax reserves, which impacted the rate favorably for the quarter.

Discontinued operations

There was no gain or loss from discontinued operations for the three months ended March 31, 2018. The gain from discontinued operations for the three months ended March 31, 2017 was $20.2 million, net of tax benefit of $11.6 million, primarily due to the return of funds previously held in escrow related to the acquisition of the DERMAGRAFT business.

Liquidity and Capital Resources

General

The Company’s funding requirements depend on a number of factors, including the timing and extent of its development programs; corporate, business, and product acquisitions; the level of resources required for the expansion of certain manufacturing and marketing capabilities as the product base expands; increases in accounts receivable and inventory which may arise with any increase in product sales; technological developments; the timing and cost of obtaining required regulatory approvals for new products; the timing and quantum of milestone payments on business combinations, in-licenses, and collaborative projects; the timing and quantum of tax and dividend payments; the timing and quantum of purchases by the Employee Benefit Trust of Shire shares in the market to satisfy awards granted under Shire’s employee share plans and the amount of cash generated from sales of Shire’s products and royalty receipts.

An important part of Shire’s business strategy is to protect its products and technologies through the use of patents, proprietary technologies, and trademarks, to the extent available. The Company intends to defend its intellectual property and as a result may need cash for funding the cost of litigation.

The Company finances its activities through cash generated from operating activities, credit facilities, private, and public offerings of equity and debt securities and the proceeds of asset or investment disposals.

Shire’s Consolidated Balance Sheets include $317.7 million of Cash and cash equivalents as of March 31, 2018.

Shire has a revolving credit facility (RCF) of $2,100.0 million, which matures in 2021, $75.0 million of which was utilized as of March 31, 2018. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of March 31, 2018, $900.0 million of this term loan facility was outstanding. The facility matures in different tranches through November 2018.

In connection with the acquisition of Baxalta, Shire assumed $5.0 billion of unsecured senior notes previously issued by Baxalta, of which $750.0 million is due within the next twelve months, and issued $12.1 billion of unsecured senior notes in September 2016, of which none are due for repayment in the next twelve months.

The details of these financing arrangements are included in Note 13, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of March 31, 2018, $28.3 million was borrowed under these Credit lines.

The Company may also engage in financing activities from time to time, including accessing the debt or equity capital markets.

Financing

Shire anticipates that its operating cash flow together with available cash, cash equivalents, and the RCF will be sufficient to meet its anticipated future operating expenses, capital expenditures, tax and interest payments, lease obligations, repayment of borrowings, and milestone payments as they become due over the next twelve months.

If the Company decides to acquire other businesses, it expects to fund these acquisitions from cash resources, the RCF, and through new borrowings (including issuances of debt securities) or the issuance of new equity, if necessary.

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash):

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$317.7	$472.4

Long term borrowings (excluding capital leases)	(16,391.8)	(16,410.7)
Short term borrowings (excluding capital leases)	(1,779.6)	(2,781.2)
Capital leases	(349.5)	(349.2)
Total debt	$(18,520.9)	$(19,541.1)
Net debt	$(18,203.2)	$(19,068.7)

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

Cash flow activity

Net cash provided by operating activities increased by $551.2 million, or 120%, to $1,010.3 million (2017: $459.1 million) during the three months ended March 31, 2018, primarily due to increased cash generated from business operations and a favorable comparison period as the Q1 2017 period included a payment of $346 million associated with the settlement of the DERMAGRAFT litigation.

Net cash used in investing activities was $188.9 million during the three months ended March 31, 2018, primarily related to purchases of $177.8 million of PP&E due to continued investments in manufacturing operations.

Net cash used in financing activities was $982.1 million during the three months ended March 31, 2018, principally due to net repayments of the November Facilities and the RCF of $1,035 million, offset by proceeds from the issuance of stock for share-based compensation arrangements of $40.5 million.

Obligations and commitments

There were no material changes to the Company’s contractual obligations previously disclosed in ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

A description of recently issued accounting standards is included under the heading “New Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies.

Critical Accounting Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases and pension costs. Estimates are based on historical experience, current conditions, and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, of Shire's Annual Report on Form 10-K 2017 for the year ended December 31, 2017, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's critical accounting policies during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation set forth in PART II, ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

As of March 31, 2018, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (IAS) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 20, Legal and Other Proceedings, to these Unaudited Consolidated Financial Statements included in Part I: Item 1. Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the period ended March 31, 2018. Our risk factors disclosed in PART I, ITEM 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, provide additional disclosure to this supplemental risk.

The announcement by Takeda Pharmaceutical Company Limited (Takeda) that it is in discussions with Shire regarding a possible offer for the Company may distract our management and employees, resulting in substantial legal and other advisory expenses, and lead to uncertainty that may adversely affect our business and financial results creating increased volatility and price fluctuations in our stock price.

Takeda and Shire have publicly announced that they are in discussions regarding a possible offer for the Company by Takeda. In a press release dated April 24, 2018, Shire announced that Takeda has made further a revised proposal for the Company consisting of 0.839 new Takeda shares and US$30.33 in cash for each Shire ordinary share, and that the Board of Shire has indicated to Takeda that it would be willing to recommend the revised proposal to Shire shareholders, subject to satisfactory resolution of the other terms of the revised proposal. Takeda is required to announce a firm intention to make an offer or announce that it does not intend to make an offer for the Company pursuant to the City Code on Takeovers and Mergers (the “City Code”) by 5.00pm on May 8, 2018. This deadline may be further extended with the consent of the Panel on Takeovers and Mergers. There can be no certainty that any firm offer for the Company will be made by Takeda nor as to the terms on which any such firm offer might be made. In addition, if any such firm offer is made there can be no certainty as to whether the proposed transaction will be consummated nor as to the terms on which any such transaction will be consummated.

Takeda’s public announcements in relation to its consideration of a potential offer for Shire, together with Shire’s subsequent announcements as required by the City Code, have created and may continue to create uncertainty about the effect of any potential offer or acquisition, and whether and when any such acquisition will be completed, among our customers, suppliers, and other business partners. In addition, the review, consideration, and response to Takeda’s acquisition proposals have required and may continue to require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. The potential uncertainty resulting from the public announcements made by Takeda due to these or other factors may undermine our business and have a material adverse effect on our results of operations, and may cause increased volatility and wide price fluctuations in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

Date: April 26, 2018	/s/ Dr. Flemming Ornskov Dr. Flemming Ornskov Chief Executive Officer

Date: April 26, 2018	/s/ Thomas Dittrich Thomas Dittrich Chief Financial Officer