Form 10-Q
period 2018-06-30
Shire plc
filed 2018-07-31
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2018

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐     No ☒
As of July 27, 2018, the number of outstanding ordinary shares of the Registrant was 914,397,895.

SHIRE PLC
Form 10-Q for the Quarterly Period Ended June 30, 2018

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

•
the potential uncertainty among our employees, customers, suppliers, and other business partners resulting from the announcement by Takeda Pharmaceutical Company Limited on May 8, 2018 of a recommended offer for Shire under the U.K. Takeover Code; and

a further list and description of risks, uncertainties and other matters can be found in Shire's most recent Annual Report on Form 10-K and in Shire’s subsequent Quarterly Reports on Form 10-Q, in each case including those risks outlined in “ITEM 1A: Risk Factors”, and in Shire’s subsequent reports on Form 8-K and other Securities and Exchange Commission filings, all of which are available on Shire’s website.

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

PART I: Financial Information

Item 1. Financial Statements
SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value of shares)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$259.7	$472.4
Restricted cash	35.0	39.4
Accounts receivable, net	3,005.1	3,009.8
Inventories	3,353.3	3,291.5
Held for sale and other current assets	3,135.3	795.3
Total current assets	9,788.4	7,608.4
Investments	527.8	241.1
Property, plant and equipment (PP&E), net	6,426.6	6,635.4
Goodwill	19,043.7	19,831.7
Intangible assets, net	30,110.5	33,046.1
Deferred tax asset	158.3	188.8
Other non-current assets	166.8	205.4
Total assets	$66,222.1	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,888.5	$4,184.5
Short term borrowings and capital leases	1,192.9	2,788.7
Other current liabilities	1,225.9	908.8
Total current liabilities	6,307.3	7,882.0
Long term borrowings and capital leases	16,722.0	16,752.4
Deferred tax liability	4,367.3	4,748.2
Other non-current liabilities	2,065.1	2,197.9
Total liabilities	29,461.7	31,580.5
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 921.4 shares issued and outstanding (2017: 1,500 shares authorized; and 917.1 shares issued and outstanding)	81.9	81.6
Additional paid-in capital	25,296.4	25,082.2
Treasury stock: 8.1 shares (2017: 8.4 shares)	(275.1)	(283.0)
Accumulated other comprehensive income	727.6	1,375.0
Retained earnings	10,929.6	9,920.6
Total equity	36,760.4	36,176.4
Total liabilities and equity	$66,222.1	$67,756.9
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$3,808.6	$3,591.8	$7,445.7	$7,004.1
Royalties and other revenues	110.9	154.0	239.5	314.0
Total revenues	3,919.5	3,745.8	7,685.2	7,318.1
Costs and expenses:
Cost of sales	1,108.3	1,108.9	2,240.7	2,435.9
Research and development	427.6	542.4	832.8	921.7
Selling, general and administrative	907.7	899.1	1,712.5	1,788.0
Amortization of acquired intangible assets	457.6	434.1	941.6	798.1
Integration and acquisition costs	179.3	343.7	419.0	459.7
Reorganization costs	8.8	13.6	14.1	19.1
Loss/(gain) on sale of product rights	—	4.8	—	(0.7)
Total operating expenses	3,089.3	3,346.6	6,160.7	6,421.8

Operating income from continuing operations	830.2	399.2	1,524.5	896.3

Interest income	0.9	1.1	3.5	4.2
Interest expense	(125.9)	(141.3)	(252.9)	(283.6)
Other income, net	29.0	2.5	52.2	7.0
Total other expense, net	(96.0)	(137.7)	(197.2)	(272.4)

Income from continuing operations before income taxes and equity in earnings of equity method investees	734.2	261.5	1,327.3	623.9
Income taxes	(124.4)	(24.3)	(167.7)	(31.1)
Equity in earnings of equity method investees, net of taxes	5.7	4.3	6.5	3.5
Income from continuing operations, net of taxes	615.5	241.5	1,166.1	596.3
(Loss)/gain from discontinued operations, net of taxes	—	(1.2)	—	19.0
Net income	$615.5	$240.3	$1,166.1	$615.3
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited, in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings per Ordinary Share – basic
Earnings from continuing operations	$0.67	$0.27	$1.28	$0.66
Earnings from discontinued operations	—	—	—	0.02
Earnings per Ordinary Share – basic	$0.67	$0.27	$1.28	$0.68

Earnings per Ordinary Share – diluted
Earnings from continuing operations	$0.67	$0.26	$1.27	$0.65
Earnings from discontinued operations	—	—	—	0.02
Earnings per Ordinary Share – diluted	$0.67	$0.26	$1.27	$0.67

Weighted average number of shares:
Basic	912.6	906.4	911.0	905.3
Diluted	917.5	912.7	914.8	912.3
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$615.5	$240.3	$1,166.1	$615.3
Other comprehensive income:
Foreign currency translation adjustments	(1,118.0)	1,431.0	(578.5)	1,696.5
Pension and other employee benefits (net of tax expense of $nil for the three and six months ended June 30, 2018 and $1.3 and $0.9 for the three and six months ended June 30, 2017, respectively)	(0.5)	3.2	(1.0)	10.6
Unrealized loss on available-for-sale securities (net of tax benefit of $nil for the three and six months ended June 30, 2018 and net of tax benefit of $0.5 and tax expense of $1.7 for the three and six months ended June 30, 2017, respectively)	—	(5.6)	(67.9)	(3.5)
Hedging activities (net of tax benefit of $nil for the three and six months ended June 30, 2018 and $0.5 and $3.2 for the three and six months ended June 30, 2017, respectively)	—	(1.4)	—	(5.9)
Comprehensive (loss)/income	$(503.0)	$1,667.5	$518.7	$2,313.0

The components of Accumulated other comprehensive income as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Foreign currency translation adjustments	$701.1	$1,279.6
Pension and other employee benefits, net of taxes	26.5	27.5
Unrealized holding gain on available-for-sale securities, net of taxes	—	67.9
Accumulated other comprehensive income	$727.6	$1,375.0

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total equity
As of January 1, 2018	917.1	$81.6	$25,082.2	$(283.0)	$1,375.0	$9,920.6	$36,176.4
Net income	—	—	—	—	—	1,166.1	1,166.1
Other comprehensive loss, net of tax	—	—	—	—	(647.4)	—	(647.4)
Shares issued under employee benefit plans and other	4.3	0.3	127.3	—	—	—	127.6
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	52.0	52.0
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments - Overall	—	—	—	—	—	67.9	67.9
Cumulative-effect adjustment from adoption of ASU 2016-16, Income Taxes	—	—	—	—	—	7.5	7.5
Share-based compensation	—	—	86.9	—	—	—	86.9
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	7.9	—	(7.9)	—
Dividends	—	—	—	—	—	(276.6)	(276.6)
As of June 30, 2018	921.4	$81.9	$25,296.4	$(275.1)	$727.6	$10,929.6	$36,760.4

Dividends per share

During the six months ended June 30, 2018, Shire plc declared and paid dividends of $0.2979 U.S. per ordinary share (equivalent of $0.8937 U.S. per ADS) totaling $276.6 million. During the six months ended June 30, 2017, Shire plc declared and paid dividends of $0.257 U.S. per ordinary share (equivalent to $0.771 U.S. per ADS) totaling $234.7 million.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,166.1	$615.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,216.8	1,041.7
Share based compensation	86.9	106.4
Expense related to the unwind of inventory fair value adjustments	39.3	625.4
Change in deferred taxes	(204.9)	(293.3)
Change in fair value of contingent consideration	45.9	147.7
Impairment of PP&E and intangible assets	153.3	53.6
Other, net	(47.1)	21.6
Changes in operating assets and liabilities:
Increase in accounts receivable	(126.3)	(181.5)
Increase in sales deduction accrual	37.5	57.1
Increase in inventory	(169.8)	(171.6)
(Increase)/decrease in prepayments and other assets	(61.5)	104.6
Decrease in accounts payable and other liabilities	(186.3)	(445.1)
Net cash provided by operating activities	1,949.9	1,681.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of PP&E	(361.3)	(391.1)
Proceeds from sale of investments	—	40.6
Other, net	(35.6)	3.2
Net cash used in investing activities	(396.9)	(347.3)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in millions)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,650.3	2,111.9
Repayment of revolving line of credit, long term and short term borrowings	(4,262.3)	(3,527.9)
Payment of dividend	(276.6)	(234.7)
Proceeds from issuance of stock for share-based compensation arrangements	133.7	79.5
Other, net	(6.9)	(24.0)
Net cash used in financing activities	(1,761.8)	(1,595.2)

Effect of foreign exchange rate changes on cash and cash equivalents	(8.3)	4.1

Net decrease in cash, cash equivalents, and restricted cash	(217.1)	(256.5)
Cash, cash equivalents, and restricted cash at beginning of period	511.8	554.4
Cash, cash equivalents, and restricted cash at end of period	$294.7	$297.9

Supplemental information:
Interest paid	$242.4	$267.0
Income taxes paid, net	$424.5	$176.0

Cash, cash equivalents, and restricted cash information:
Cash and cash equivalents	$259.7	$263.7
Restricted cash	35.0	34.2
Cash, cash equivalents, and restricted cash at end of period	$294.7	$297.9
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Operations

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is the leading global biotechnology company focused on serving people with rare diseases.

Some of the Company's marketed products include GAMMAGARD, HYQVIA, and CINRYZE for Immunology, ADVATE/ADYNOVATE, VONVENDI, and FEIBA for Hematology, ELAPRASE and REPLAGAL for Genetic Diseases, VYVANSE, ADDERALL XR, and MYDAYIS for Neuroscience, GATTEX/REVESTIVE, and NATPARA/NATPAR for Internal Medicine, XIIDRA for Ophthalmics, and ONCASPAR and ONYVIDE for Oncology.

The Company has grown both organically and through acquisition, completing a series of major transactions that have brought therapeutic, geographic, and pipeline growth and diversification. The Company will continue to conduct its own research and development (R&D) focused on rare diseases, as well as evaluate companies, products and pipeline opportunities that offer a strategic fit and have the potential to deliver value to all of the Company’s stakeholders: patients, physicians, policy makers, payers, partners, investors, and employees.

On April 16, 2018, Shire entered into a definitive agreement with Servier S.A.S. (Servier) to sell its Oncology franchise for $2.4 billion.

On May 8, 2018, the boards of Takeda Pharmaceutical Company Limited (Takeda) and Shire announced that they have reached agreement on the terms of a recommended offer pursuant to which Takeda will acquire the entire issued and to be issued ordinary share capital of Shire (the "Acquisition"). Shire shareholders will be entitled to receive $30.33 in cash for each Shire ordinary share and either 0.839 of a new share in Takeda (as proposed to be issued in connection with the Acquisition) (each a "New Takeda Share") or 1.678 ADSs in Takeda (one ADS equals 0.5 New Takeda Share).

2.    Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements of Shire plc and its subsidiaries are unaudited. They have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

For a complete discussion of accounting for revenue with customers, refer to Note 3, Revenue Recognition, to these Unaudited Consolidated Financial Statements.

Impact of adoption

As a result of adopting the new accounting for revenue with customers on January 1, 2018, the following financial statement line items as of and for the three and six months ended June 30, 2018 were affected. The following tables provide the amounts as reported in these Unaudited Consolidated Financial Statements and as if the previous accounting guidance was in effect.

Unaudited Consolidated Balance Sheets

	As of June 30, 2018
(In millions)	As reported	Before Adoption of Topic 606
Held for sale and other current assets	$3,135.3	$3,079.3
Other current liabilities	1,225.9	1,226.9
Other non-current liabilities	2,065.1	2,067.2
Retained earnings	10,929.6	10,926.4

Unaudited Consolidated Statements of Operations

	Three months ended June 30, 2018		Six months ended June 30, 2018
(In millions, except per share)	As reported	Before Adoption of Topic 606	As reported	Before Adoption of Topic 606
Product sales	$3,808.6	$3,809.6	$7,445.7	$7,452.1
Royalties and other revenues	110.9	144.9	239.5	296.3
Net income	615.5	642.5	1,166.1	1,214.9
Net income per share applicable to common shareholders - basic	0.67	0.70	1.28	1.33
Net income per share applicable to common shareholders - diluted	0.67	0.70	1.27	1.33

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30, 2018
(In millions)	As reported	Before Adoption of Topic 606
Net income	$1,166.1	$1,214.9
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in prepayments and other assets	(61.5)	(5.5)
Decrease in accounts payable and other liabilities	(186.3)	(183.2)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The guidance requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This standard was effective January 1, 2018. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and amended the presentation of its statements of cash flows for the six months ended June 30, 2018 and 2017 accordingly. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

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

To be adopted in future periods

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new accounting guidance will require the recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance. The Company expects the adoption of this new standard may have a material impact on total assets and total liabilities within the Company's Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.

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

3. Revenue Recognition

Product Revenue, Net

The Company sells its products to major pharmaceutical wholesalers, distributors, and retail pharmacy chains (collectively, its "Customers"). These Customers subsequently resell the Company’s products to healthcare providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2018:

(In millions)	As of January 1, 2018	Increase, net	As of June 30, 2018
Contract assets:
Unbilled receivables	$42.7	$13.3	$56.0
Contract liabilities:
Deferred revenue	—	5.9	5.9

Contract assets consist of unbilled receivables typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer. The contract assets are included in Held for sale and other current assets in these Unaudited Consolidated Balance Sheets. Contract liabilities consist of advance payments from customers for future performance obligations. Contract liabilities are included in Other current liabilities in these Unaudited Consolidated Balance Sheets.

4. Dispositions and Assets Held for Sale

On April 16, 2018, the Company entered into a definitive agreement with Servier to sell its Oncology franchise. Under the terms of the agreement, Servier has agreed to acquire Shire’s Oncology franchise for a total consideration of $2.4 billion, in cash, upon completion. The transaction covers the transfer of Shire’s Oncology franchise including marketed products and IPR&D, which were classified as held for sale and included within Held for sale and other current assets in these Unaudited Consolidated Financial Statements. The transaction is expected to close in the third quarter of 2018.

The assets and liabilities of the Oncology franchise classified as held for sale were as follows:

(In millions)	As of June 30, 2018
Intangible assets	$1,571.8
Goodwill	565.1
Other	12.0
Current assets	$2,148.9

Current liabilities	$116.8

During the six months ended June 30, 2018, the Company determined it would divest certain facilities as part of its integration efforts. As of June 30, 2018, the Company classified $123.2 million of assets as held for sale and included within Held for sale and other current assets in these Unaudited Consolidated Financial Statements. The $123.2 million of held for sale assets consisted primarily of property, plant and equipment and was net of $137.5 million of impairment charges recorded during the six months ended June 30, 2018. The impairment charges were reported in Integration and acquisition costs in these Unaudited Consolidated Financial Statements.

5.    Collaborative and Other Licensing Arrangements

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

6.    Integration and Acquisition Costs

For the three and six months ended June 30, 2018, Shire recorded Integration and acquisition costs of $179.3 million and $419.0 million, respectively. These costs relate to the continued integration of Baxalta Inc. (Baxalta), which was acquired in June 2016, Takeda’s proposed acquisition of Shire, the expected sale of Shire's Oncology franchise, and the change in fair value of contingent consideration, primarily related to lanadelumab (SHP643), which was acquired from Dyax in 2016.

The Company continues its activities to integrate Baxalta. The costs associated with the integration are primarily related to facility consolidation and professional consulting fees. The Company also drove savings through the continued re-prioritization of its research and development programs and consolidation of its commercial operations. For the three and six months ended June 30, 2018 these costs include $5.9 million and $143.4 million, respectively, of asset impairments, $21.2 million and $43.1 million, respectively, of third-party professional fees, $3.1 million and $14.8 million, respectively, of expenses associated with facility consolidations, and $9.2 million and $15.0 million, respectively, of employee severance and acceleration of stock compensation. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within 12 months from the date the related expenses were incurred. The integration of Baxalta is estimated to be completed by mid to late 2019.

The following table summarizes the reserve for the Baxalta integration costs for certain types of activities during the six months ended June 30, 2018:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1,	$72.9	$56.6	$129.5
Amount charged to integration costs	8.4	2.1	10.5
Paid/utilized	(61.8)	(11.1)	(72.9)
As of June 30,	$19.5	$47.6	$67.1

On May 8, 2018, the Boards of Takeda and Shire announced that they had reached an agreement on the terms of a recommended offer pursuant to which Takeda will acquire the entire issued and to be issued ordinary share capital of Shire. The closing of the acquisition is expected in the first half of 2019, subject to shareholder approval of both companies as well as the receipt of regulatory approvals. Costs associated with this recommended offer include $64.0 million of third-party professional fees and $4.0 million of employee incentives for both the three and six months ended June 30, 2018. The Company expects the majority of these expenses to be paid within 12 months from the date the related expenses were incurred.

On April 16, 2018, the Company entered into a definitive agreement with Servier to sell its Oncology franchise. Activities to conclude the sale are on track and the closing of the transaction is expected to occur in the third quarter of 2018. Costs associated with this sale include $37.5 million of third-party professional fees and $2.2 million of employee incentives for both three and six months ended June 30, 2018. The Company expects the majority of these expenses to be paid within 12 months from the date the related expenses were incurred.

In the three and six months ended June 30, 2018, $27.0 million and $45.9 million are included in Integration and acquisition costs relating to the change in fair value of contingent consideration payable mainly related to lanadelumab (SHP643).

For the three and six months ended June 30, 2017, Shire recorded Integration and acquisition costs of $343.7 million and $459.7 million, respectively, primarily related to the acquisition and integration of Baxalta and Dyax. In the three and six months ended June 30, 2017, $151.2 million and $147.7 million is included in Integration and acquisition costs relating to the change in fair value of contingent consideration payable mainly related to lanadelumab (SHP643). For the three and six months ended June 30, 2017, the Baxalta Integration and acquisition costs include $80.2 million and $117.1 million, respectively, of employee severance and acceleration of stock compensation, $50.4 million and $85.6 million, respectively, of third-party professional fees, and $17.2 million and $41.7 million, respectively, of expenses associated with facility consolidations.

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

For the three and six months ended June 30, 2017, the Company recorded a loss of $1.2 million and gain of $19.0 million (net of tax benefit of $0.6 million and expense of $10.9 million, respectively), primarily related to legal contingencies related to the divested DERMAGRAFT business and the release of escrow to Shire, respectively.

8.    Accounts Receivable, Net

Accounts receivable as of June 30, 2018 of $3,005.1 million (December 31, 2017: $3,009.8 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $335.5 million (December 31, 2017: $271.5 million).

Reserve for discounts and doubtful accounts consists of the following:

(In millions)	2018	2017
As of January 1,	$271.5	$169.6
Provision charged to operations	1,204.4	600.3
Payments/credits	(1,140.4)	(587.9)
As of June 30,	$335.5	$182.0

Reserve for discounts and doubtful accounts increased for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to increased usage of biological distributors, higher invoice price to those distributors, and the resulting increase in chargebacks for the distribution of Shire’s Hematology and Immunology products.

As of June 30, 2018, accounts receivable included $47.6 million (December 31, 2017: $106.6 million) related to royalties receivable.

9.    Inventories

Inventories are stated at the lower of cost and net realizable value. The components of inventories are as follows:

(In millions)	June 30, 2018	December 31, 2017
Finished goods	$951.0	$926.1
Work-in-progress	1,601.8	1,574.0
Raw materials	800.5	791.4
	$3,353.3	$3,291.5

10.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	June 30, 2018	December 31, 2017
Land	$301.1	$332.3
Buildings and leasehold improvements	2,940.1	1,940.7
Machinery, equipment and other	3,803.2	3,106.3
Assets under construction	785.8	2,568.2
Total property, plant and equipment at cost	7,830.2	7,947.5
Less: Accumulated depreciation	(1,403.6)	(1,312.1)
Property, plant and equipment, net	$6,426.6	$6,635.4

Depreciation expense for the three and six months ended June 30, 2018 was $135.0 million and $275.2 million, respectively, and for the three and six months ended June 30, 2017 was $120.7 million and $243.6 million, respectively.

In the second quarter of 2018, the FDA approved a new plasma manufacturing facility near Covington, Georgia. Following the approval, $1,840.5 million of assets were reclassified from Asset under construction to Buildings and leasehold improvements and Machinery, equipment and other assets classes.

11.    Intangible assets

The following table summarizes the Company's intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
June 30, 2018
Gross acquired intangible assets	$29,731.9	$5,112.9	$825.7	$35,670.5
Accumulated amortization	(5,167.8)	—	(392.2)	(5,560.0)
Intangible assets, net	$24,564.1	$5,112.9	$433.5	$30,110.5

December 31, 2017
Gross acquired intangible assets	$31,973.5	$5,113.9	$835.9	$37,923.3
Accumulated amortization	(4,549.2)	—	(328.0)	(4,877.2)
Intangible assets, net	$27,424.3	$5,113.9	$507.9	$33,046.1

Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax Corp. (Dyax), and NPS Pharmaceuticals Inc.

Activities in the net book value of intangible assets for the six months ended June 30, 2018 and 2017 are as follows:

(In millions)	2018	2017
As of January 1,	$33,046.1	$34,697.5
Reclassification to assets held for sale	(1,598.5)	—
Measurement period adjustments	—	(1,398.9)
Amortization charged	(941.6)	(798.1)
Foreign currency translation	(256.7)	953.8
Contribution to JV	(163.7)	—
Impairment	(10.0)	(20.0)
Other	34.9	—
As of June 30,	$30,110.5	$33,434.3

Measurement period adjustments included in the six months ended June 30, 2017 related to the acquisition of Baxalta.

During the six months ended June 30, 2018, the Company contributed distributions rights for certain products to a joint venture formed by the Company. Upon the contribution, the net carrying value ($163.7 million) related to those products was recorded within Investments in these Unaudited Consolidated Balance Sheets.

For further details regarding the reclassification of Intangible assets to assets held for sale, refer to Note 4, Dispositions and Assets Held for Sale.

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

(In millions)	Anticipated future amortization
2018 (remaining six months)	$857.7
2019	1,734.8
2020	1,591.0
2021	1,527.8
2022	1,495.4
2023	1,457.1

12.    Goodwill

The following table provides a roll-forward of the Goodwill balance for the six months ended June 30, 2018 and 2017:

(In millions)	2018	2017
As of January 1,	$19,831.7	$17,888.2
Acquisitions	—	1,076.2
Reclassification to assets held for sale	(565.1)	—
Foreign currency translation and other	(222.9)	517.7
June 30,	$19,043.7	$19,482.1

The increase in Goodwill during the six months ended June 30, 2017 related to measurement period adjustments of the acquisition of Baxalta.

For further details regarding the reclassification of Goodwill to assets held for sale, refer to Note 4, Dispositions and Assets Held for Sale.

13.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of June 30, 2018
Financial assets:
Marketable equity securities	$218.4	$218.4	$—	$—
Marketable debt securities	17.3	3.7	13.6	—
Derivative instruments	17.7	—	17.7	—
Total assets	$253.4	$222.1	$31.3	$—

Financial liabilities:
Joint venture net written option	$37.0	$—	$—	$37.0
Derivative instruments	61.8	—	61.8	—
Contingent consideration payable	1,209.2	—	—	1,209.2
Total liabilities	$1,308.0	$—	$61.8	$1,246.2

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Financial assets:
Marketable equity securities	$89.7	$89.7	$—	$—
Marketable debt securities	17.9	3.8	14.1	—
Derivative instruments	17.9	—	17.9	—
Total assets	$125.5	$93.5	$32.0	$—

Financial liabilities:
Joint venture net written option	$40.0	$—	$—	$40.0
Derivative instruments	14.2	—	14.2	—
Contingent consideration payable	1,168.2	—	—	1,168.2
Total liabilities	$1,222.4	$—	$14.2	$1,208.2

Marketable equity and debt securities are included within Investments in these Unaudited Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in these Unaudited Consolidated Balance Sheets. For information regarding the Company's derivative arrangements, refer to Note 14, Financial Instruments, to these Unaudited Consolidated Financial Statements.

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

There were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Contingent consideration payable
(In millions)	2018	2017
Balance as of January 1,	$1,168.2	$1,058.0
Acquisitions	—	(4.0)
Change in fair value included in earnings	45.9	147.7
Other	(4.9)	(11.4)
Balance as of June 30,	$1,209.2	$1,190.3

Of the $1,209.2 million of contingent consideration payable as of June 30, 2018, $734.7 million is recorded within Other current liabilities and $474.5 million is recorded within Other non-current liabilities in these Unaudited Consolidated Balance Sheets.

Joint venture net written option

In March 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity. The Company had a liability of $37.0 million for the net written option based on the estimated fair value of these options as of June 30, 2018 and the Company re-measures the instrument to fair value through the Unaudited Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Financial liabilities:	Fair value as of the measurement date
As of June 30, 2018
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$1,209.2	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 10 to 95%
			• Assumed market participant discount rate	• 2.3 to 8.9%
			• Periods in which milestones are expected to be achieved	• 2018 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.1 to $6.5 million

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

Financial liabilities:	Fair value as of the measurement date
As of June 30, 2018
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$37.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 100%
			• Assumed market participant discount rate	• 14%

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	June 30, 2018		December 31, 2017
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
SAIIDAC notes	$12,055.8	$11,512.4	$12,050.2	$11,913.7
Baxalta notes	4,287.3	4,237.1	5,057.7	5,229.9
Capital lease obligation	347.1	347.1	349.2	349.2

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

14.    Financial Instruments

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

The table below presents the notional amount, maximum duration, and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	June 30, 2018	December 31, 2017
Notional amount	$2,104.0	$1,672.3
Maximum duration	6 months	3 months
Fair value - net (liability)/asset	$(13.8)	$11.4

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2018, credit risk did not materially change the fair value of the Company’s foreign currency contracts.

Interest Rate - Contracts

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities. Interest on these facilities is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For further details related to interest rates on the Company’s various debt facilities, refer to Note 15, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

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

The table below presents the notional amount, maturity, and fair value for the designated interest rate derivatives:

(In millions, except maturity)	June 30, 2018	December 31, 2017
Notional amount	$1,000.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net liability	$(30.3)	$(7.7)

Summary of Derivatives

The following tables summarize the effect of the derivative instruments in the Company's Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017.

Designated Foreign exchange contracts

(In millions)	Loss recognized in OCI			Gain reclassified from AOCI into income
Cash flow hedges	2018	2017	Location	2018	2017
Three months ended June 30,
Foreign exchange contracts	$—	$(0.1)	Cost of sales	$—	$1.7
Six months ended June 30,
Foreign exchange contracts	$—	$(0.7)	Cost of sales	$—	$8.3

Undesignated foreign exchange contracts

(In millions)		(Loss)/gain recognized in income
	Location	2018	2017
Three months ended June 30,
Foreign exchange contracts	Other income, net	$(41.9)	$35.9
Six months ended June 30,
Foreign exchange contracts	Other income, net	$(33.3)	$20.7

Designated Interest Rate Derivatives

(In millions)		Loss recognized in income
Fair value hedges	Location	2018	2017
Three months ended June 30,
Interest rate contracts, net	Interest expense	$(1.3)	$(0.2)
Six months ended June 30,
Interest rate contracts, net	Interest expense	$(3.9)	$(1.4)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments on the Company's Unaudited Consolidated Balance Sheets:

	Asset position			Liability position
		Fair value			Fair value
(In millions)	Location	June 30, 2018	December 31, 2017	Location	June 30, 2018	December 31, 2017
Undesignated derivative instruments
Foreign exchange contracts	Held for sale and other current assets	$17.7	$17.9	Other current liabilities	$31.5	$6.5
		$17.7	$17.9		$31.5	$6.5

Designated derivative Instruments
Interest rate contracts	Long term borrowings	$—	$—	Long term borrowings	$30.3	$7.7
		$—	$—		$30.3	$7.7
Total derivative fair value		$17.7	$17.9		$61.8	$14.2
Potential effect of rights to offset		(5.4)	(2.7)		(5.4)	(2.7)
Net derivative		$12.3	$15.2		$56.4	$11.5

15.    Borrowings and Capital Leases

(In millions)	June 30, 2018	December 31, 2017
Short term borrowings and capital leases:
Baxalta Notes	$—	$748.8
Borrowings under the Revolving Credit Facilities Agreement	955.0	810.0
Borrowings under the November 2015 Facilities Agreement	199.9	1,196.3
Capital leases	8.3	7.5
Other borrowings	29.7	26.1
	$1,192.9	$2,788.7

Long term borrowings and capital leases:
SAIIDAC Notes	$12,055.8	$12,050.2
Baxalta Notes	4,287.3	4,308.9
Capital leases	338.8	341.7
Other borrowings	40.1	51.6
	$16,722.0	$16,752.4

Total borrowings and capital leases	$17,914.9	$19,541.1

For a more detailed description of the Company's financing agreements, refer below and to Note 17, Borrowings and Capital Leases, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

SAIIDAC Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company (SAIIDAC), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (SAIIDAC Notes), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of June 30, 2018:

(In millions, except %)	Aggregate amount	Coupon rate	Carrying amount as of June 30, 2018
Fixed-rate notes due 2019	$3,300.0	1.900%	$3,294.1
Fixed-rate notes due 2021	3,300.0	2.400%	3,288.1
Fixed-rate notes due 2023	2,500.0	2.875%	2,490.3
Fixed-rate notes due 2026	3,000.0	3.200%	2,983.3
	$12,100.0		$12,055.8

As of June 30, 2018, there were $44.2 million of debt issuance costs and discounts recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta in connection with the acquisition of Baxalta (Baxalta Notes). Following repayment of the $375.0 million floating-rate notes and $375.0 million fixed-rate noted due June 2018, below is a summary of the remaining Baxalta Notes as of June 30, 2018:

(In millions, except %)	Aggregate principal	Coupon rate	Carrying amount as of June 30, 2018
Fixed-rate notes due 2020	$1,000.0	2.875%	$996.4
Fixed-rate notes due 2022	500.0	3.600%	506.1
Fixed-rate notes due 2025	1,750.0	4.000%	1,754.7
Fixed-rate notes due 2045	1,000.0	5.250%	1,030.1
Total assumed Senior Notes	$4,250.0		$4,287.3

The book values above include any premiums, discounts, and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 14, Financial Instruments, to these Unaudited Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (RCF) with a number of financial institutions. As of June 30, 2018, the Company utilized $955.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (November 2015 Facilities Agreement), which comprised of three amortizing credit facilities with ultimate maturity on November 2, 2018. As of June 30, 2018, the total amount outstanding under the November 2015 Facilities Agreement was $199.9 million.

Short-term uncommitted lines of credit (Credit lines)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of June 30, 2018, these lines of credit were not utilized.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of June 30, 2018, the total capital lease obligations, including current portions, were $347.1 million.

16.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (OPEB) plans in the U.S. and other countries. Net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,
	2018			2017
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$—	$9.5	$—	$3.7	$9.4	$0.4
Interest cost	3.9	1.3	0.1	3.9	1.2	0.3
Expected return on plan assets	(4.3)	(2.0)	—	(4.0)	(1.8)	—
Amortization of net prior service cost	—	—	(0.2)	—	—	—
Amortization of actuarial gain	—	(0.3)	—	—	—	—
Net periodic benefit cost	$(0.4)	$8.5	$(0.1)	$3.6	$8.8	$0.7

	Six months ended June 30,
	2018			2017
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$—	$19.0	$—	$7.4	$18.8	$0.8
Interest cost	7.8	2.6	0.2	7.8	2.4	0.6
Expected return on plan assets	(8.6)	(4.0)	—	(8.0)	(3.6)	—
Amortization of net prior service cost	—	—	(0.4)	—	—	—
Amortization of actuarial (gain)/loss	—	(0.6)	—	—	0.9	—
Net periodic benefit cost	$(0.8)	$17.0	$(0.2)	$7.2	$18.5	$1.4

The components of net periodic benefit cost other than the service cost component are included in the line item Other income, net in these Unaudited Consolidated Statement of Operations.

17.    Accumulated Other Comprehensive Income/(Loss)

The changes in Accumulated other comprehensive income/(loss) (AOCI), net of their related tax effects, for the six months ended June 30, 2018 and 2017 are as follows:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale debt securities	Accumulated other comprehensive income/(loss)
As of January 1, 2018	$1,279.6	$27.5	$67.9	$1,375.0
Current period change:
Other comprehensive loss before reclassifications	(578.5)	—	—	(578.5)
Amounts reclassified from AOCI	—	(1.0)	(67.9)	(68.9)
Net current period other comprehensive loss	(578.5)	(1.0)	(67.9)	(647.4)
As of June 30, 2018	$701.1	$26.5	$—	$727.6

On January 1, 2018, the Company adopted a new standard related to accounting for investments in equity securities. Upon adoption, the Company reclassified unrealized holding gain on available-for-sale equity securities totaling $67.9 million to Retained earnings. For further information, refer to Note 2, Summary of Significant Accounting Policies, to these Unaudited Consolidated Financial Statements.

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding loss on available-for-sale securities	Hedging activities	Accumulated other comprehensive (loss)/income
As of January 1, 2017	$(1,505.4)	$(5.2)	$6.6	$6.4	$(1,497.6)
Current period change:
Other comprehensive income/(loss) before reclassifications	1,696.5	9.7	(2.3)	(0.5)	1,703.4
Amounts reclassified from AOCI	—	0.9	(1.2)	(5.4)	(5.7)
Net current period other comprehensive income/(loss)	1,696.5	10.6	(3.5)	(5.9)	1,697.7
As of June 30, 2017	$191.1	$5.4	$3.1	$0.5	$200.1

The following is a summary of the amounts reclassified from AOCI to the Unaudited Consolidated Statements of Operations during the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
(In millions)	2018	2017	Location of impact in the Unaudited Consolidated Statements of Operations
Pension and employee benefits
Amortization of net prior service credit	$(0.4)	$—	Other income, net
Amortization of actuarial (gain)/loss	(0.6)	0.9	Other income, net
	(1.0)	0.9	Total before tax
	—	—	Tax expense
	(1.0)	0.9	Net of tax
Hedging activities
Gain on foreign exchange contracts	—	(8.3)	Cost of sales
	—	(8.3)	Total before tax
	—	2.9	Tax expense
	—	(5.4)	Net of tax

Available for sale securities
Available for sale securities gain	—	(1.2)	Other income, net
	—	(1.2)	Total before tax
	—	—	Tax expense
	—	(1.2)	Net of tax

Total reclassifications for the period	$(1.0)	$(5.7)	Total net of tax

18.    Taxation

For the three and six months ended June 30, 2018, the effective tax rate on income from continuing operations was 17% (2017: 9%) and 13% (2017:5%), respectively.

The effective tax rate for the three and six months ended June 30, 2018 has been affected by certain provisions of the U.S. Tax Cuts and Jobs Act (Tax Act) passed in December 2017, which enacts a U.S. federal tax rate of 21% along with anti-deferral provisions and new limitations on certain deductions required under the Tax Act. Due to enactment late in the Company’s annual 2017 reporting period, the Company included provisional amounts in its annual financial statements for the year ended December 31, 2017. The Company continued to assess the impact of the Tax Act during the three and six months ended June 30, 2018 and recorded an adjustment of $22.0 million to its provisional estimates related to the remeasurement of deferred tax assets and liabilities. This remeasurement reduced the effective tax rate for the three and six months ended June 30, 2018 by nil and 1%, respectively.

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

19.    Earnings Per Share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share (EPS) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Income from continuing operations, net of taxes	$615.5	$241.5	$1,166.1	$596.3
(Loss)/Gain from discontinued operations, net of taxes	—	(1.2)	—	19.0
Numerator for basic and diluted earnings per share	$615.5	$240.3	$1,166.1	$615.3

Weighted average number of shares:
Basic	912.6	906.4	911.0	905.3
Effect of dilutive shares:
Share-based awards to employees	4.9	6.3	3.8	7.0
Diluted	917.5	912.7	914.8	912.3

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three months ended June 30,		Six months ended June 30,
(Number of shares in millions)	2018	2017	2018	2017
Share-based awards to employees	14.4	13.2	15.2	10.3

Certain stock options have been excluded from the calculation of diluted EPS for three and six months ended June 30, 2018 and 2017 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

20.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the three and six months ended June 30, 2018 and 2017 by line item is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Cost of sales	$7.0	$6.1	$14.9	$12.7
Research and development	12.7	9.7	25.5	19.7
Selling, general and administrative	26.2	31.9	45.7	63.2
Integration and acquisition costs	—	6.0	0.8	10.8
Total	45.9	53.7	86.9	106.4
Less tax	(7.3)	(29.6)	(14.4)	(42.7)
	$38.6	$24.1	$72.5	$63.7

For further details on existing share-based compensation plans, refer to Note 23, Share-based Compensation Plans, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company amended the mix of performance share units to include market condition, based on relative total shareholder return, commencing with the 2018 annual grant.

During the six months ended June 30, 2018, the Company made equity compensation grants to employees consisting of 10.8 million stock-settled share appreciation rights (SARs), 2.9 million restricted stock units (RSUs), and 0.9 million performance share units (PSUs) equivalent in ordinary shares.

21.    Commitments and Contingencies

Leases

The Company leases land, facilities, motor vehicles, and certain equipment under operating leases expiring through 2032. For the three and six months ended June 30, 2018 lease and rental expense amounted to $35.6 million and $85.1 million (2017: $42.4 million and $85.0 million, respectively), which is predominately included within Cost of sales and SG&A expenses in these Unaudited Consolidated Statement of Operations.

Letters of credit and guarantees

As of June 30, 2018 and December 31, 2017, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $229.3 million and $224.8 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations, and supply commitments.

Commitments

Clinical testing

As of June 30, 2018, the Company had committed to pay approximately $1,593.6 million (December 31, 2017: $1,409.9 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of June 30, 2018, the Company had committed to pay approximately $1,080.2 million (December 31, 2017: $467.2 million) in respect of contract manufacturing. The Company expects to pay $303.5 million of these commitments in 2018.

Other purchasing commitments

As of June 30, 2018, the Company had committed to pay approximately $1,563.9 million (December 31, 2017: $1,692.5 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $1,045.1 million of these commitments in 2018.

Investment commitments

As of June 30, 2018, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $49.4 million (December 31, 2017: $48.9 million), which may all be payable during 2018, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities (VIEs) for which Shire is not the primary beneficiary.

Capital commitments

As of June 30, 2018, the Company had committed to spend $409.3 million (December 31, 2017: $328.2 million) on capital projects.

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

22.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of June 30, 2018, provision for litigation losses, insurance claims, and other disputes totaled $73.9 million (December 31, 2017: $76.2 million).

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

MYDAYIS

On October 12, 2017, Shire was notified that Teva Pharmaceuticals USA, Inc. had submitted an abbreviated new drug application (ANDA) to the FDA seeking permission to market a generic version of MYDAYIS. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc., Actavis Laboratories, Inc. and Teva Pharmaceutical Industries Limited (collectively the “Teva entities”). A Markman hearing is scheduled to take place on January 23, 2019.  A trial is scheduled to take place beginning on December 9, 2019.

On March 8, 2018, Shire was notified that Impax Laboratories, Inc. (Impax) had submitted an ANDA to the FDA seeking permission to market a generic version of MYDAYIS. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against Impax. A Markman hearing is scheduled to take place on January 23, 2019.  A trial is scheduled to take place beginning on December 9, 2019.

On April 19, 2018, Shire was notified that SpecGX LLC (SpecGX) had submitted an ANDA to the FDA seeking permission to market a generic version of MYDAYIS. Shire is currently reviewing the contents of the notification. Within the requisite 45-day period, Shire filed a lawsuit in the U.S. District Court for the District of Delaware against SpecGx. No dates for a Markman hearing or trial have been set.

Petitions to institute inter partes reviews (IPRs) against U.S. Patent numbers 8,846,100 and 9,173,857 were filed by KVK Tech in January 2018 and the petitions were granted in July 2018. Both of these patents are listed in the Orange Book as covering MYDAYIS and are among the patents-in-suit in the infringement action brought against the Teva entities and Impax as noted above. A decision on the merits is expected on or before July 10, 2019.

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

On February 7, 2017, the FTC filed a Complaint against Shire alleging that ViroPharma engaged in conduct in violation of U.S. antitrust laws arising from a citizen petition ViroPharma filed in 2006 related to Food & Drug Administration’s policy for evaluating bioequivalence for generic versions of VANCOCIN. The complaint seeks equitable relief, including an injunction and disgorgement. The Company filed a motion to dismiss on April 10, 2017. On March 20, 2018, the court granted the Company’s motion. On April 11, 2018, the FTC filed a Notice of Appeal. The FTC’s appeal is still pending.

At this time, Shire is unable to predict the outcome or duration of this case.

ELAPRASE

In 2014, Shire’s Brazilian affiliate, Shire Farmaceutica Brasil Ltda, was served with a lawsuit brought by the State of Sao Paulo and in which the Brazilian Public Attorney’s office has intervened alleging that Shire is obligated to provide certain medical care including ELAPRASE for an indefinite period at no cost to patients who participated in ELAPRASE clinical trials in Brazil, and seeking recoupment to the Brazilian government for amounts paid on behalf of these patients to date, and moral damages associated with these claims.

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

23.    Segment Reporting

In the first quarter of 2018, the Company announced a change to its internal structure to create two distinct business segments within Shire: a Rare Disease division and a Neuroscience division. The change was based on the Board's conclusion that the Neuroscience business warranted additional focus and investment and that there was a strong business rationale for creating the two divisions.

In the second quarter of 2018, the Company returned to a single segment approach to managing its business. This decision was precipitated by Shire's Board acceptance of Takeda's offer to acquire the Company and reflects the Company’s focus on the performance of the entire business as it operates in this current environment. This step was taken to more closely align with how the financial information is viewed by the Executive Committee (Shire’s chief operating decision maker) for the purposes of making resource allocation decisions and assessing the performance of the business. Additionally, in the second quarter of 2018, the Company introduced a new product franchise called Established Brands to capture revenue for its non-promoted products that are facing or could face generic competition, such as LIALDA and PENTASA. Comparative financial information for 2017 was retrospectively restated herein.

In the periods set out below, U.S. and International Product sales by franchise were as follows:

	Three months ended
	June 30, 2018			June 30, 2017
(In millions)	U.S. Sales	International Sales	Total Sales	U.S. Sales	International Sales	Total Sales
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$457.3	$154.8	$612.1	$407.9	$102.6	$510.5
HEREDITARY ANGIOEDEMA	326.2	39.0	365.2	303.4	30.5	333.9
BIO THERAPEUTICS	80.4	91.8	172.2	75.9	96.3	172.2
Immunology	863.9	285.6	1,149.5	787.2	229.4	1,016.6
HEMOPHILIA	372.9	373.8	746.7	383.1	360.8	743.9
INHIBITOR THERAPIES	55.2	149.1	204.3	76.1	144.6	220.7
Hematology	428.1	522.9	951.0	459.2	505.4	964.6
VYVANSE	486.6	69.4	556.0	460.1	58.1	518.2
ADDERALL XR	75.7	4.1	79.8	67.2	4.2	71.4
MYDAYIS	16.6	—	16.6	15.7	—	15.7
Other Neuroscience(1)	4.3	37.0	41.3	5.2	24.9	30.1
Neuroscience	583.2	110.5	693.7	548.2	87.2	635.4
ELAPRASE	43.8	132.7	176.5	39.8	121.2	161.0
REPLAGAL	—	125.6	125.6	—	122.1	122.1
VPRIV	38.2	51.4	89.6	37.3	50.6	87.9
Genetic Diseases	82.0	309.7	391.7	77.1	293.9	371.0
GATTEX/REVESTIVE	117.6	15.9	133.5	63.7	11.6	75.3
NATPARA/NATPAR	62.4	2.4	64.8	34.5	—	34.5
Other Internal Medicine(2)	0.2	34.4	34.6	0.3	35.0	35.3
Internal Medicine	180.2	52.7	232.9	98.5	46.6	145.1
LIALDA/MEZAVANT	75.4	30.5	105.9	187.5	20.3	207.8
PENTASA	77.5	—	77.5	83.3	—	83.3
Other Established Brands(3)	12.8	22.3	35.1	30.9	17.2	48.1
Established Brands	165.7	52.8	218.5	301.7	37.5	339.2
Ophthalmics	99.2	1.1	100.3	57.4	—	57.4
Oncology	47.9	23.1	71.0	45.8	16.7	62.5
Total product sales	$2,450.2	$1,358.4	$3,808.6	$2,375.1	$1,216.7	$3,591.8
(1) Other Neuroscience includes INTUNIV, EQUASYM, and BUCCOLAM.
(2) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
(3) Other Established Brands includes FOSRENOL and CARBATROL.

In the periods set out below, Royalties and other revenues were as follows:

	Three months ended
(In millions)	June 30, 2018	June 30, 2017
Royalties	$59.7	$113.2
Other revenues	51.2	40.8
Royalties and other revenues	$110.9	$154.0

	Six months ended
	June 30, 2018			June 30, 2017
(In millions)	U.S. Sales	International Sales	Total Sales	U.S. Sales	International Sales	Total Sales
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$878.9	$291.1	$1,170.0	$813.3	$195.5	$1,008.8
HEREDITARY ANGIOEDEMA	658.6	75.4	734.0	643.1	56.9	700.0
BIO THERAPEUTICS	162.9	208.5	371.4	145.6	204.5	350.1
Immunology	1,700.4	575.0	2,275.4	1,602.0	456.9	2,058.9
HEMOPHILIA	766.0	723.5	1,489.5	724.6	669.7	1,394.3
INHIBITOR THERAPIES	115.8	298.3	414.1	146.8	294.4	441.2
Hematology	881.8	1,021.8	1,903.6	871.4	964.1	1,835.5
VYVANSE	1,043.8	141.0	1,184.8	968.6	113.3	1,081.9
ADDERALL XR	147.8	8.0	155.8	126.5	9.8	136.3
MYDAYIS	21.1	—	21.1	15.7	—	15.7
Other Neuroscience(1)	5.2	71.5	76.7	6.8	48.0	54.8
Neuroscience	1,217.9	220.5	1,438.4	1,117.6	171.1	1,288.7
ELAPRASE	84.8	210.1	294.9	78.0	223.6	301.6
REPLAGAL	—	249.8	249.8	—	231.8	231.8
VPRIV	74.9	104.6	179.5	72.8	94.9	167.7
Genetic Diseases	159.7	564.5	724.2	150.8	550.3	701.1
GATTEX/REVESTIVE	198.0	31.7	229.7	120.7	23.6	144.3
NATPARA/NATPAR	105.6	4.2	109.8	64.1	0.1	64.2
Other Internal Medicine(2)	0.8	71.5	72.3	0.6	68.0	68.6
Internal Medicine	304.4	107.4	411.8	185.4	91.7	277.1
LIALDA/MEZAVANT	105.9	62.0	167.9	340.6	42.3	382.9
PENTASA	149.9	—	149.9	152.4	—	152.4
Other Established Brands(3)	33.1	41.1	74.2	55.6	35.1	90.7
Established Brands	288.9	103.1	392.0	548.6	77.4	626.0
Ophthalmics	160.8	1.6	162.4	96.0	—	96.0
Oncology	91.3	46.6	137.9	88.1	32.7	120.8
Total product sales	$4,805.2	$2,640.5	$7,445.7	$4,659.9	$2,344.2	$7,004.1
(1) Other Neuroscience includes INTUNIV, EQUASYM, and BUCCOLAM.
(2) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
(3) Other Established Brands includes FOSRENOL and CARBATROL.

In the periods set out below, Royalties and other revenues were as follows

	Six months ended
(In millions)	June 30, 2018	June 30, 2017
Royalties	$130.3	$218.3
Other revenues	109.2	95.7
Royalties and other revenues	$239.5	$314.0

24.    Agreements and Transactions with Baxter

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

During the three and six months ended June 30, 2018, the Company reported revenues associated with the manufacturing and supply agreement with Baxter of approximately $35.8 million and $84.9 million, respectively (2017: $30.4 million and $70.7 million, respectively) and Selling, general and administrative expense associated with the transition services agreement with Baxter of approximately $2.3 million and $9.9 million, respectively and (2017: $14.8 million and $33.7 million, respectively). Net tax-related indemnification liabilities as of June 30, 2018, associated with the tax matters agreement with Baxter are discussed in Note 21, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.

25.    Guarantor Financial Information

On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.0% senior notes due 2018 (repaid upon maturity in June 2018), 2.875% senior notes due 2020, 3.6% senior notes due 2022, 4.0% senior notes due 2025, and 5.25% senior notes due 2045 (collectively, "Baxalta Notes"), of Baxalta Inc., a 100% owned subsidiary of the Company. Amounts related to Baxalta Inc. and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of Baxalta Inc.'s acquisition.

On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the 1.90% senior notes due 2019, 2.40% senior notes due 2021, 2.875% senior notes due 2023, and 3.20% senior notes due 2026, of SAIIDAC (collectively, "SAIIDAC Notes"), a 100% owned subsidiary of the Company.

On December 1, 2016, Baxalta Inc. became a guarantor to the SAIIDAC Notes. Accordingly, both Baxalta Inc. and Shire plc are now co-guarantors of the SAIIDAC Notes.

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

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
(Unaudited, In millions)
As of June 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$259.7	$259.7	$—	$259.7
Restricted cash	—	—	—	35.0	35.0	—	35.0
Accounts receivable, net	—	—	—	3,005.1	3,005.1	—	3,005.1
Inventories	—	—	—	3,353.3	3,353.3	—	3,353.3
Held for sale and other current assets	—	1.5	78.9	3,054.9	3,056.4	—	3,135.3
Intercompany receivables	—	111.9	—	6,260.4	6,372.3	(6,372.3)	—
Short term intercompany loan receivable	—	1,154.9	—	—	1,154.9	(1,154.9)	—
Total current assets	—	1,268.3	78.9	15,968.4	17,236.7	(7,527.2)	9,788.4
Investments	44,091.9	—	38,702.9	13,356.7	13,356.7	(95,623.7)	527.8
Property, plant and equipment (PP&E), net	—	—	4.8	6,421.8	6,421.8	—	6,426.6
Goodwill	—	—	—	19,043.7	19,043.7	—	19,043.7
Intangible assets, net	—	—	—	30,110.5	30,110.5	—	30,110.5
Deferred tax asset	—	—	304.1	158.3	158.3	(304.1)	158.3
Long term intercompany loan receivable	—	12,055.8	2,276.0	—	12,055.8	(14,331.8)	—
Other non-current assets	—	2.1	—	164.7	166.8	—	166.8
Total assets	$44,091.9	$13,326.2	$41,366.7	$85,224.1	$98,550.3	$(117,786.8)	$66,222.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7.6	$84.7	$11.2	$3,785.0	$3,869.7	$—	$3,888.5
Short term borrowings and capital leases	—	1,154.9	—	38.0	1,192.9	—	1,192.9
Intercompany payables	3,691.3	—	2,681.0	—	—	(6,372.3)	—
Short term intercompany loan payable	—	—	—	1,154.9	1,154.9	(1,154.9)	—
Other current liabilities	611.4	—	11.9	602.6	602.6	—	1,225.9
Total current liabilities	4,310.3	1,239.6	2,704.1	5,580.5	6,820.1	(7,527.2)	6,307.3
Long term borrowings and capital leases	—	12,055.8	4,287.3	378.9	12,434.7	—	16,722.0
Deferred tax liability	—	—	—	4,671.4	4,671.4	(304.1)	4,367.3
Long term intercompany loan payable	3,021.2	—	—	11,310.6	11,310.6	(14,331.8)	—
Other non-current liabilities	—	—	91.9	1,973.2	1,973.2	—	2,065.1
Total liabilities	7,331.5	13,295.4	7,083.3	23,914.6	37,210.0	(22,163.1)	29,461.7
Total equity	36,760.4	30.8	34,283.4	61,309.5	61,340.3	(95,623.7)	36,760.4
Total liabilities and equity	$44,091.9	$13,326.2	$41,366.7	$85,224.1	$98,550.3	$(117,786.8)	$66,222.1

Condensed Consolidating Balance Sheets
(Unaudited, In millions)
As of December 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.5	$471.9	$471.9	$—	$472.4
Restricted cash	—	—	—	39.4	39.4	—	39.4
Accounts receivable, net	—	—	—	3,009.8	3,009.8	—	3,009.8
Inventories	—	—	—	3,291.5	3,291.5	—	3,291.5
Held for sale and other current assets	—	1.6	95.2	698.5	700.1	—	795.3
Intercompany receivables	—	120.2	—	4,682.3	4,802.5	(4,802.5)	—
Short term intercompany loan receivable	—	2,006.3	—	—	2,006.3	(2,006.3)	—
Total current assets	—	2,128.1	95.7	12,193.4	14,321.5	(6,808.8)	7,608.4
Investments	43,204.3	—	38,924.6	13,059.4	13,059.4	(94,947.2)	241.1
Property, plant and equipment (PP&E), net	—	—	7.6	6,627.8	6,627.8	—	6,635.4
Goodwill	—	—	—	19,831.7	19,831.7	—	19,831.7
Intangible assets, net	—	—	—	33,046.1	33,046.1	—	33,046.1
Deferred tax asset	—	—	304.1	188.8	188.8	(304.1)	188.8
Long term intercompany loan receivable	—	12,050.2	1,609.3	—	12,050.2	(13,659.5)	—
Other non-current assets	—	2.8	—	202.6	205.4	—	205.4
Total assets	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$85.9	$18.1	$4,080.3	$4,166.2	$—	$4,184.5
Short term borrowings and capital leases	—	2,006.3	748.8	33.6	2,039.9	—	2,788.7
Intercompany payables	3,585.3	—	1,217.2	—	—	(4,802.5)	—
Short term intercompany loan payable	—	—	—	2,006.3	2,006.3	(2,006.3)	—
Other current liabilities	573.5	—	10.7	324.6	324.6	—	908.8
Total current liabilities	4,159.0	2,092.2	1,994.8	6,444.8	8,537.0	(6,808.8)	7,882.0
Long term borrowings and capital leases	—	12,050.2	4,308.9	393.3	12,443.5	—	16,752.4
Deferred tax liability	—	—	—	5,052.3	5,052.3	(304.1)	4,748.2
Long term intercompany loan payable	2,868.9	—	—	10,790.6	10,790.6	(13,659.5)	—
Other non-current liabilities	—	—	70.0	2,127.9	2,127.9	—	2,197.9
Total liabilities	7,027.9	14,142.4	6,373.7	24,808.9	38,951.3	(20,772.4)	31,580.5
Total equity	36,176.4	38.7	34,567.6	60,340.9	60,379.6	(94,947.2)	36,176.4
Total liabilities and equity	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Three months ended June 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$3,808.6	$3,808.6	$—	$3,808.6
Royalties and other revenues	—	—	—	110.9	110.9	—	110.9
Total revenues	—	—	—	3,919.5	3,919.5	—	3,919.5
Costs and expenses:
Cost of sales	—	—	—	1,108.3	1,108.3	—	1,108.3
Research and development	—	—	—	427.6	427.6	—	427.6
Selling, general and administrative	79.0	—	4.3	824.4	824.4	—	907.7
Amortization of acquired intangible assets	—	—	—	457.6	457.6	—	457.6
Integration and acquisition costs	93.3	—	—	86.0	86.0	—	179.3
Reorganization costs	—	—	—	8.8	8.8	—	8.8
Total operating expenses	172.3	—	4.3	2,912.7	2,912.7	—	3,089.3

Operating income/(loss) from continuing operations	(172.3)	—	(4.3)	1,006.8	1,006.8	—	830.2

Interest income/(expense), net	(34.4)	(3.4)	(33.2)	(54.0)	(57.4)	—	(125.0)
Other income/(expense), net	0.4	—	(1.1)	29.7	29.7	—	29.0
Total other income/(expense), net	(34.0)	(3.4)	(34.3)	(24.3)	(27.7)	—	(96.0)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(206.3)	(3.4)	(38.6)	982.5	979.1	—	734.2
Income taxes	16.3	1.9	8.8	(151.4)	(149.5)	—	(124.4)
Equity in earnings/(losses) of equity method investees, net of taxes	805.5	—	224.8	5.7	5.7	(1,030.3)	5.7
Income/(loss) from continuing operations, net of taxes	615.5	(1.5)	195.0	836.8	835.3	(1,030.3)	615.5
Net income/(loss)	615.5	(1.5)	195.0	836.8	835.3	(1,030.3)	615.5
Comprehensive income/(loss)	$(503.0)	$(1.5)	$(891.2)	$(281.7)	$(283.2)	$1,174.4	$(503.0)

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Six months ended June 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$7,445.7	$7,445.7	$—	$7,445.7
Royalties and other revenues	—	—	—	239.5	239.5	—	239.5
Total revenues	—	—	—	7,685.2	7,685.2	—	7,685.2
Costs and expenses:
Cost of sales	—	—	—	2,240.7	2,240.7	—	2,240.7
Research and development	—	—	—	832.8	832.8	—	832.8
Selling, general and administrative	90.9	—	7.2	1,614.4	1,614.4	—	1,712.5
Amortization of acquired intangible assets	—	—	—	941.6	941.6	—	941.6
Integration and acquisition costs	97.7	—	2.1	319.2	319.2	—	419.0
Reorganization costs	—	—	—	14.1	14.1	—	14.1
Total operating expenses	188.6	—	9.3	5,962.8	5,962.8	—	6,160.7

Operating income/(loss) from continuing operations	(188.6)	—	(9.3)	1,722.4	1,722.4	—	1,524.5

Interest income/(expense), net	(66.7)	(7.8)	(54.5)	(120.4)	(128.2)	—	(249.4)
Other income/(expense), net	(0.2)	—	0.9	51.5	51.5	—	52.2
Total other income/(expense), net	(66.9)	(7.8)	(53.6)	(68.9)	(76.7)	—	(197.2)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(255.5)	(7.8)	(62.9)	1,653.5	1,645.7	—	1,327.3
Income taxes	17.2	3.0	13.2	(201.1)	(198.1)	—	(167.7)
Equity in earnings/(losses) of equity method investees, net of taxes	1,404.4	—	317.4	6.5	6.5	(1,721.8)	6.5
Income/(loss) from continuing operations, net of taxes	1,166.1	(4.8)	267.7	1,458.9	1,454.1	(1,721.8)	1,166.1
Net income/(loss)	1,166.1	(4.8)	267.7	1,458.9	1,454.1	(1,721.8)	1,166.1
Comprehensive income/(loss)	$518.7	$(4.8)	$(318.4)	$811.5	$806.7	$(488.3)	$518.7

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Three months ended June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$3,591.8	$3,591.8	$—	$3,591.8
Royalties and other revenues	—	—	—	154.0	154.0	—	154.0
Total revenues	—	—	—	3,745.8	3,745.8	—	3,745.8
Costs and expenses:
Cost of sales	—	—	0.2	1,108.7	1,108.7	—	1,108.9
Research and development	—	—	—	542.4	542.4	—	542.4
Selling, general and administrative	8.7	—	4.2	886.2	886.2	—	899.1
Amortization of acquired intangible assets	—	—	—	434.1	434.1	—	434.1
Integration and acquisition costs	160.1	—	17.5	166.1	166.1	—	343.7
Reorganization costs	—	—	—	13.6	13.6	—	13.6
Loss on sale of product rights	—	—	—	4.8	4.8	—	4.8
Total operating expenses	168.8	—	21.9	3,155.9	3,155.9	—	3,346.6

Operating income/(loss) from continuing operations	(168.8)	—	(21.9)	589.9	589.9	—	399.2

Interest income/(expense), net	(30.8)	6.1	(21.5)	(94.0)	(87.9)	—	(140.2)
Other income/(expense), net	1.8	—	(0.6)	1.3	1.3	—	2.5
Total other income/(expense), net	(29.0)	6.1	(22.1)	(92.7)	(86.6)	—	(137.7)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(197.8)	6.1	(44.0)	497.2	503.3	—	261.5
Income taxes	(0.7)	(2.9)	(16.2)	(4.5)	(7.4)	—	(24.3)
Equity in earnings/(losses) of equity method investees, net of taxes	438.8	—	86.9	4.3	4.3	(525.7)	4.3
Income/(loss) from continuing operations, net of taxes	240.3	3.2	26.7	497.0	500.2	(525.7)	241.5
Loss from discontinued operations, net of taxes	—	—	—	(1.2)	(1.2)	—	(1.2)
Net income/(loss)	240.3	3.2	26.7	495.8	499.0	(525.7)	240.3
Comprehensive income/(loss)	$1,667.5	$3.2	$1,401.8	$1,923.0	$1,926.2	$(3,328.0)	$1,667.5

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Six months ended June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$7,004.1	$7,004.1	$—	$7,004.1
Royalties and other revenues	—	—	—	314.0	314.0	—	314.0
Total revenues	—	—	—	7,318.1	7,318.1	—	7,318.1
Costs and expenses:
Cost of sales	—	—	1.4	2,434.5	2,434.5	—	2,435.9
Research and development	—	—	—	921.7	921.7	—	921.7
Selling, general and administrative	18.1	—	9.9	1,760.0	1,760.0	—	1,788.0
Amortization of acquired intangible assets	—	—	—	798.1	798.1	—	798.1
Integration and acquisition costs	164.7	—	43.1	251.9	251.9	—	459.7
Reorganization costs	—	—	—	19.1	19.1	—	19.1
Gain on sale of product rights	—	—	—	(0.7)	(0.7)	—	(0.7)
Total operating expenses	182.8	—	54.4	6,184.6	6,184.6	—	6,421.8

Operating income/(loss) from continuing operations	(182.8)	—	(54.4)	1,133.5	1,133.5	—	896.3

Interest income/(expense), net	(61.1)	11.5	(42.9)	(186.9)	(175.4)	—	(279.4)
Other income/(expense), net	1.8	—	(0.1)	5.3	5.3	—	7.0
Total other income/(expense), net	(59.3)	11.5	(43.0)	(181.6)	(170.1)	—	(272.4)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(242.1)	11.5	(97.4)	951.9	963.4	—	623.9
Income taxes	0.8	(4.2)	(36.1)	8.4	4.2	—	(31.1)
Equity in earnings/(losses) of equity method investees, net of taxes	856.6	—	(39.9)	3.5	3.5	(816.7)	3.5
Income/(loss) from continuing operations, net of taxes	615.3	7.3	(173.4)	963.8	971.1	(816.7)	596.3
Gain from discontinued operations, net of taxes	—	—	—	19.0	19.0	—	19.0
Net income/(loss)	615.3	7.3	(173.4)	982.8	990.1	(816.7)	615.3
Comprehensive income/(loss)	$2,313.0	$7.3	$1,450.5	$2,677.0	$2,684.3	$(4,134.8)	$2,313.0

Condensed Consolidating Statements of Cash Flows
(Unaudited, In millions)
Six months ended June 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(4.5)	$10.2	$(14.5)	$1,958.7	$1,968.9	$—	$1,949.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(103.8)	(7,036.8)	(1,351.4)	(10,147.3)	(17,184.1)	18,639.3	—
Purchases of PP&E	—	—	1.8	(363.1)	(363.1)	—	(361.3)
Other, net	—	—	—	(35.6)	(35.6)	—	(35.6)
Net cash provided by/(used in) investing activities	(103.8)	(7,036.8)	(1,349.6)	(10,546.0)	(17,582.8)	18,639.3	(396.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	—	1,770.0	—	880.3	2,650.3	—	2,650.3
Repayment of revolving line of credit, long term and short term borrowings	—	(2,625.0)	(749.5)	(887.8)	(3,512.8)	—	(4,262.3)
Proceeds from/(to) intercompany borrowings	156.6	7,881.6	2,109.1	8,492.0	16,373.6	(18,639.3)	—
Payment of dividend	(48.6)	—	—	(228.0)	(228.0)	—	(276.6)
Proceeds from exercise of options	0.3	—	4.0	129.4	129.4	—	133.7
Other, net	—	—	—	(6.9)	(6.9)	—	(6.9)
Net cash provided by/(used in) financing activities	108.3	7,026.6	1,363.6	8,379.0	15,405.6	(18,639.3)	(1,761.8)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	(8.3)	(8.3)	—	(8.3)
Net decrease in cash and cash equivalents and restricted cash	—	—	(0.5)	(216.6)	(216.6)	—	(217.1)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	0.5	511.3	511.3	—	511.8
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$—	$294.7	$294.7	$—	$294.7

Condensed Consolidating Statements of Cash Flows
(Unaudited, In millions)
Six months ended June 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided/(used in) operating activities	$(36.0)	$4.5	$(1.8)	$1,715.2	$1,719.7	$—	$1,681.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(760.6)	—	(343.5)	(1,928.0)	(1,928.0)	3,032.1	—
Purchases of PP&E	—	—	—	(391.1)	(391.1)	—	(391.1)
Other, net	—	—	(2.0)	45.8	45.8	—	43.8
Net cash provided by/(used in) investing activities	(760.6)	—	(345.5)	(2,273.3)	(2,273.3)	3,032.1	(347.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,110.0	—	—	1.9	1.9	—	2,111.9
Repayment of revolving line of credit, long term and short term borrowings	(1,825.0)	(1,700.0)	—	(2.9)	(1,702.9)	—	(3,527.9)
Proceeds from/(to) intercompany borrowings	539.0	1,695.5	303.7	493.9	2,189.4	(3,032.1)	—
Payment of dividend	(27.6)	—	—	(207.1)	(207.1)	—	(234.7)
Proceeds from exercise of options	0.2	—	4.6	74.7	74.7	—	79.5
Other, net	—	—	(0.8)	(23.2)	(23.2)	—	(24.0)
Net cash provided by/(used in) financing activities	796.6	(4.5)	307.5	337.3	332.8	(3,032.1)	(1,595.2)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	—	—	—	4.1	4.1	—	4.1
Net decrease in cash and cash equivalents and restricted cash	—	—	(39.8)	(216.7)	(216.7)	—	(256.5)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	41.7	512.7	512.7	—	554.4
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$1.9	$296.0	$296.0	$—	$297.9

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

Significant Events in the three months ended June 30, 2018 and Recent Developments

Corporate

•
On May 8, 2018, the Boards of Takeda and Shire announced that they had reached agreement on the terms of a recommended offer pursuant to which Takeda will acquire the entire issued and to be issued ordinary share capital of Shire. The acquisition is expected to close in the first half of 2019, subject to a number of conditions, including receipt of regulatory clearances and approval by the shareholders of both companies.

Business Development

Sale of Oncology franchise

•
On April 16, 2018, Shire announced it had entered into a definitive agreement with Servier to sell its Oncology franchise for $2.4 billion. Activities to conclude the sale are on track and the closing of the transaction is expected to occur in the third quarter of 2018.

Products

VEYVONDI for adults with von Willebrand disease (VWD)

•
On July 2, 2018, Shire announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) had issued a positive opinion recommending the granting of a marketing authorization in the European Union (EU) for VEYVONDI, for the treatment of bleeding events and treatment/prevention of surgical bleeding in adults (age 18 and older) with VWD.

CINRYZE for the prevention of attacks in pediatric hereditary angioedema (HAE) patients

•
On June 21, 2018, Shire announced that the U.S. Food and Drug Administration (FDA) had approved a label expansion for CINRYZE, making it available to help prevent angioedema attacks in children aged 6 years and older with HAE.

XIIDRA for the treatment of the signs and symptoms of dry eye disease

•
In June 2018, Shire withdrew from the decentralized procedure for XIIDRA’s European Marketing Authorization Application and is targeting the fourth quarter of 2018 for resubmission through a centralized procedure.

Pipeline

SHP626, an investigational treatment for adults with nonalcoholic steatohepatitis (NASH) with liver fibrosis

•	In June 2018, Shire announced that the phase 2 clinical study of SHP626 has been discontinued. Shire is evaluating other options for the program.

Facilities

•
On June 21, 2018, Shire announced that the FDA had approved its submission for the production of GAMMAGARD LIQUID at its new plasma manufacturing facility near Covington, Georgia. The facility will add approximately 30% capacity to Shire’s internal network once fully operational. Commercial production began in January 2018 and shipments commenced shortly after approval.

Dividend

In respect of the six months ended June 30, 2018, the Board resolved to pay an interim dividend of 0.0560 U.S. dollars per Ordinary Share (2017: 0.0509 U.S. dollars per Ordinary Share).

Dividend payments will be made in Pounds Sterling to holders of Ordinary Shares and in U.S. Dollars to holders of ADSs. A dividend of 0.0426(1) Pounds sterling per Ordinary Share (2017: 0.0385 Pounds sterling) and 0.1680 U.S. dollars per ADS (2017: 0.1527 U.S. dollars) will be paid on October 19, 2018, to shareholders on the register as of the close of business on September 7, 2018.

Holders of Ordinary Shares are notified that, in order to receive UK sourced dividends via Shire’s Income Access Share arrangements (IAS Arrangements), they need to have submitted a valid IAS Arrangements election form to the Company’s Registrar, Equiniti, by no later than 5pm (BST) on September 21, 2018. Holders of Ordinary Shares are advised that:

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

Internet links to the newly formatted IAS Arrangements election forms can be found at:
http://investors.shire.com/shareholder-information/shareholder-forms.aspx.

(1) Translated using a GBP:USD exchange rate of 1.3147.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

In the second quarter of 2018, the Company returned to a single segment approach to managing its business. This decision was precipitated by Shire's Board acceptance of Takeda's offer to acquire the Company and reflects the Company’s focus on the performance of the entire business as it operates in this current environment. This step was taken to more closely align with how the financial information is viewed by the Executive Committee (Shire’s chief operating decision maker) for the purposes of making resource allocation decisions and assessing the performance of the business. Additionally, in the second quarter of 2018, the Company introduced a new product franchise called Established Brands to capture revenue for its non-promoted products that are facing or could face generic competition, such as LIALDA and PENTASA.

Product sales

In the three months ended June 30, 2018, Product sales increased 6% to $3,808.6 million (2017: $3,591.8 million), driven by Immunology, up 13%, Internal Medicine, up 61%, and Ophthalmics, up 75%, off-setting the impact of generic competition on Established Brands.

In the six months ended June 30, 2018, Product sales increased 6% to $7,445.7 million (2017: $7,004.1 million), driven by Immunology, up 11%, Internal Medicine, up 49%, and Ophthalmics, up 69%, off-setting the impact of generic competition on Established Brands.

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Product Sales Growth	2018	2017	Product Sales Growth
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$612.1	$510.5	20%	$1,170.0	$1,008.8	16%
HEREDITARY ANGIOEDEMA	365.2	333.9	9%	734.0	700.0	5%
BIO THERAPEUTICS	172.2	172.2	—%	371.4	350.1	6%
Immunology	1,149.5	1,016.6	13%	2,275.4	2,058.9	11%
HEMOPHILIA	746.7	743.9	0%	1,489.5	1,394.3	7%
INHIBITOR THERAPIES	204.3	220.7	(7)%	414.1	441.2	(6)%
Hematology	951.0	964.6	(1)%	1,903.6	1,835.5	4%
VYVANSE	556.0	518.2	7%	1,184.8	1,081.9	10%
ADDERALL XR	79.8	71.4	12%	155.8	136.3	14%
MYDAYIS	16.6	15.7	N/M	21.1	15.7	N/M
Other Neuroscience(1)	41.3	30.1	37%	76.7	54.8	40%
Neuroscience	693.7	635.4	9%	1,438.4	1,288.7	12%
ELAPRASE	176.5	161.0	10%	294.9	301.6	(2)%
REPLAGAL	125.6	122.1	3%	249.8	231.8	8%
VPRIV	89.6	87.9	2%	179.5	167.7	7%
Genetic Diseases	391.7	371.0	6%	724.2	701.1	3%
GATTEX/REVESTIVE	133.5	75.3	77%	229.7	144.3	59%
NATPARA/NATPAR	64.8	34.5	88%	109.8	64.2	71%
Other Internal Medicine(2)	34.6	35.3	(2)%	72.3	68.6	5%
Internal Medicine	232.9	145.1	61%	411.8	277.1	49%
LIALDA/MEZAVANT	105.9	207.8	(49)%	167.9	382.9	(56)%
PENTASA	77.5	83.3	(7)%	149.9	152.4	(2)%
Other Established Brands(3)	35.1	48.1	(27)%	74.2	90.7	(18)%
Established Brands	218.5	339.2	(36)%	392.0	626.0	(37)%
Ophthalmics	100.3	57.4	75%	162.4	96.0	69%
Oncology	71.0	62.5	14%	137.9	120.8	14%
Total product sales	$3,808.6	$3,591.8	6%	$7,445.7	$7,004.1	6%
N/M: Product sales growth as a percentage is not meaningful due to product being launched during the period.
(1) Other Neuroscience includes INTUNIV, EQUASYM, and BUCCOLAM.
(2) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
(3) Other Established Brands includes FOSRENOL and CARBATROL.

Immunology
Immunology product sales were $1,149.5 million and $2,275.4 million in the three and six months ended June 30, 2018, respectively. Immunoglobulin therapies growth of 20% and 16% in the three and six months ended June 30, 2018, respectively, was primarily driven by increased demand for subcutaneous and intravenous brands and international sales growth.

HAE product sales were up 9% and 5% in the three and six months ended June 30, 2018, respectively, driven by stocking for both CINRYZE and FIRAZYR, and to a lesser extent a price increase taken for FIRAZYR, partially offset by a decline in CINRYZE demand due to a competitor launch.

Bio therapeutics sales were unchanged for the three months ended June 30, 2018 compared with the corresponding period in 2017 as increased demand was offset by large order phasing in international markets, whereas the six months ended June 30, 2018 growth of 6% over the corresponding period in 2017 was driven by demand and favorable foreign currency exchange.

Hematology
Hematology product sales were $951.0 million and $1,903.6 million in the three and six months ended June 30, 2018, respectively.

Hemophilia sales were flat in the three months ended June 30, 2018 and increased 7% in the six months ended June 30, 2018 with growth in both the U.S. and international markets driven by ADYNOVATE. Sales of inhibitor therapies declined 7% and 6% in the three and six months ended June 30, 2018, respectively, due to new competition.

Neuroscience
Neuroscience product sales were $693.7 million and $1,438.4 million in the three and six months ended June 30, 2018, respectively. VYVANSE product sales increased 7% and 10% in the three and six months ended June 30, 2018, respectively, due to a U.S. price increase and continued growth in the Company's international markets.

Genetic Diseases
Genetic Diseases product sales were $391.7 million and $724.2 million in the three and six months ended June 30, 2018, respectively. Genetic Diseases product sales for the three and six months ended June 30, 2018 increased 6% and 3%, respectively, compared to the corresponding periods in 2017. Product sales growth was primarily driven by favorable foreign exchange rates.

Internal Medicine
Internal Medicine product sales were $232.9 million and $411.8 million in the three and six months ended June 30, 2018, respectively. GATTEX/REVESTIVE and NATPARA/NATPAR reported increased product sales of 77% and 88% during the three months ended June 30, 2018 and 59% and 71% during the six months ended June 30, 2018, respectively, primarily due to an increase in the numbers of patients on therapy, and to a lesser extent, the benefit of price increases.

Established Brands
Established Brands product sales were $218.5 million and $392.0 million in the three and six months ended June 30, 2018, respectively. LIALDA/MEZAVANT product sales were down 49% and 56% in the three and six months ended June 30, 2018, respectively, due to generic competition which began in the second half of 2017.

Ophthalmics
Ophthalmics product sales increased 75% and 69% to $100.3 million and $162.4 million during the three and six months ended June 30, 2018, respectively, due to XIIDRA demand growth.

Oncology
Oncology product sales were $71.0 million and $137.9 million in the three and six months ended June 30, 2018, respectively. Oncology product sales increased 14% for both the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to increased demand in the international markets.

Royalties and other revenues

The following table provides an analysis of Shire’s income from royalties and other revenues:

Royalties and other revenues	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change %	2018	2017	Change %
Royalties	$59.7	$113.2	(47)%	$130.3	$218.3	(40)%
Other revenues	51.2	40.8	25%	109.2	95.7	14%
Total royalties and other revenues	$110.9	154.0	(28)%	$239.5	$314.0	(24)%

Royalties and other revenues decreased 28% and 24%, respectively, during the three and six months ended June 30, 2018 compared to the corresponding periods in 2017, primarily due to lower SENSIPAR royalties and the reclassification of ADDERALL XR from royalty revenue to product sales and other changes required under the new revenue accounting standard.

Cost of sales

Cost of sales as a percentage of Total revenues decreased to 28% for the three months ended June 30, 2018 and 29% for the six months ended June 30, 2018, compared to 30% and 33%, respectively, for the corresponding periods in 2017, primarily due to lower expense related to the unwind of inventory fair value adjustments.

For the three and six months ended June 30, 2018, Cost of sales included depreciation of $66.1 million and $138.8 million, respectively (2017: $67.0 million and $139.1 million, respectively).

R&D

In the three and six months ended June 30, 2018, Research and development expenses decreased by $114.8 million and $88.9 million, or 21% and 10%, respectively, compared to the corresponding periods in 2017, primarily due to significant milestone and upfront payments associated with license arrangements incurred in 2017 that did not recur in 2018.

For the three and six months ended June 30, 2018, Research and development expenses included depreciation of $9.7 million and $20.4 million, respectively (2017: $12.8 million and $26.2 million, respectively).

SG&A

In the three and six months ended June 30, 2018, Selling, general and administrative expenses increased by $8.6 million and decreased by $75.5 million, or up 1% and down 4% respectively, compared to the corresponding periods in 2017. The decrease in the six months ended June 2018, compared to the corresponding period in 2017, is primarily due to on-going cost reduction initiatives and operating synergies, as well as a reduction in marketing costs.

For the three and six months ended June 30, 2018, Selling, general and administrative expenses included depreciation of $59.2 million and $116.0 million, respectively (2017: $40.9 million and $78.3 million, respectively).

Amortization of acquired intangible assets

For the three and six months ended June 30, 2018, Shire recorded Amortization of acquired intangible assets of $457.6 million and $941.6 million, respectively, compared to $434.1 million and $798.1 million, respectively, in the corresponding periods in 2017. The increase is primarily related to the acceleration of CINRYZE amortization with the expected launch of lanadelumab (SHP643), subject to regulatory approval.

Integration and acquisition costs

In the three and six months ended June 30, 2018, Shire recorded Integration and acquisition costs of $179.3 million and $419.0 million, respectively, compared to $343.7 million and $459.7 million, respectively, in the corresponding periods in 2017.

In 2018, Integration and acquisition costs incurred related to the continued integration of Baxalta, which was acquired in June 2016, Takeda's proposed acquisition of Shire, the expected sale of Shire's Oncology franchise, and the change in fair value of contingent consideration, primarily related to lanadelumab (SHP643), which was acquired from Dyax in 2016.

The costs associated with the integration of Baxalta include $5.9 million and $143.4 million, respectively, of asset impairments, $21.2 million and $43.1 million, respectively, of third-party professional fees, $3.1 million and $14.8 million, respectively, of expenses associated with facility consolidations, and $9.2 million and $15.0 million, respectively, of employee severance and acceleration of stock compensation for the three and six months ended June 30, 2018.

The costs associated with Takeda’s proposed combination include $64.0 million of third-party professional fees and $4.0 million of employee incentives for both the three and six months ended June 30, 2018. The Company expects the majority of these expenses to be paid within 12 months from the date the related expenses were incurred.

Costs associated with the expected sale of the Oncology franchise include $37.5 million of third-party professional fees and $2.2 million of employee incentives for both the three and six months ended June 30, 2018.

In the three and six months ended June 30, 2017, Shire recorded Integration and acquisition costs of $343.7 million and $459.7 million, respectively, primarily due to the acquisition and integration of Baxalta and Dyax. In the three and six months ended June 30, 2017, $151.2 million and $147.7 million, respectively, is included in Integration and acquisition costs relating to the change in fair value of contingent consideration payable mainly related to lanadelumab (SHP643). For the three and six months ended June 30, 2017, the Baxalta integration and acquisition costs include $80.2 million and $117.1 million, respectively, of employee severance and acceleration of stock compensation, $50.4 million and $85.6 million, respectively, of third-party professional fees and $17.2 million and $41.7 million, respectively, of expenses associated with facility consolidations.

Other expense, net

For the three and six months ended June 30, 2018, Shire recorded Other expense, net of $96.0 million and $197.2 million, respectively, compared to $137.7 million and $272.4 million, respectively, in the corresponding periods in 2017. Other expense, net decreased primarily due to unrealized gains in equity investments and lower interest expense resulting from debt paydown, partially offset by net losses on foreign exchange revaluations on balance sheet exposures.

Taxation

For the three and six months ended June 30, 2018, the effective tax rate on income from continuing operations was 17% (2017: 9%) and 13% (2017:5%), respectively.

The effective tax rate for the three and six months ended June 30, 2018 has been affected by certain provisions of the U.S. Tax Cuts and Jobs Act (Tax Act) passed in December 2017, which enacts a U.S. federal tax rate of 21% along with anti-deferral provisions and new limitations on certain deductions required under the Tax Act. Due to enactment late in the Company’s annual 2017 reporting period, the Company included provisional amounts in its annual financial statements for the year ended December 31, 2017. The Company continued to assess the impact of the Tax Act during the three and six months ended June 30, 2018 and recorded an adjustment of $22.0 million to its provisional estimates related to the remeasurement of deferred tax assets and liabilities. This remeasurement reduced the effective tax rate for the three and six months ended June 30, 2018 by nil and 1%, respectively.

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

The Company finances its activities through cash generated from operating activities, credit facilities, private, and public offerings of equity and debt securities, and the proceeds of asset or investment disposals.

Shire’s Consolidated Balance Sheets include $259.7 million of Cash and cash equivalents as of June 30, 2018.

Shire has a revolving credit facility (RCF) of $2,100.0 million, which matures in 2021, $955.0 million of which was utilized as of June 30, 2018. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of June 30, 2018, $199.9 million of this term loan facility was outstanding and the facility matures in November 2018.

In connection with the acquisition of Baxalta, Shire assumed $5.0 billion of unsecured senior notes previously issued by Baxalta. As of June 30, 2018, a total of $4.3 billion unsecured senior notes are outstanding, following repayment of the $375.0 million floating-rate notes and the $375.0 million fixed-rate notes due June 2018. In addition, in connection with the acquisition of Baxalta, Shire issued $12.1 billion of unsecured senior notes in September 2016. As of June 30, 2018, none of the unsecured senior notes are due for repayment in the next twelve months.

The details of these financing arrangements are included in Note 15, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of June 30, 2018, these lines of credit were not utilized.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash):

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$259.7	$472.4

Long term borrowings (excluding capital leases)	(16,383.2)	(16,410.7)
Short term borrowings (excluding capital leases)	(1,184.6)	(2,781.2)
Capital leases	(347.1)	(349.2)
Total debt	$(17,914.9)	$(19,541.1)
Net debt	$(17,655.2)	$(19,068.7)

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

Cash flow activity

Net cash provided by operating activities increased by $268.0 million, or 16%, to $1,949.9 million (2017: $1,681.9 million) during the six months ended June 30, 2018, primarily due to increased cash generated from business operations and a favorable comparison period as the six month ended June 30, 2017 included a payment of $351.6 million associated with the settlement of the DERMAGRAFT litigation.

Net cash used in investing activities was $396.9 million during the six months ended June 30, 2018, primarily related to purchases of $361.3 million of PP&E due to continued investments in manufacturing operations.

Net cash used in financing activities was $1,761.8 million during the six months ended June 30, 2018, principally due to $1.0 billion of repayments under the November 2015 Facility, repayment of the $375.0 million floating-rate Baxalta notes and the $375.0 million fixed-rate Baxalta notes, which was partially offset by $145.0 million of increased borrowings under the RCF and $133.7 million of cash proceeds from the exercise of options.

Obligations and commitments

There were no material changes to the Company’s contractual obligations previously disclosed in ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

A description of recently issued accounting standards is included under the heading “New Accounting Pronouncements” in Note 2, Summary of Significant Accounting Policies.

Critical Accounting Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases and pension costs. Estimates are based on historical experience, current conditions, and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, of Shire's Annual Report on Form 10-K 2017 for the year ended December 31, 2017, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's critical accounting policies during the three months ended June 30, 2018.

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

As of June 30, 2018, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (IAS) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 22, Legal and Other Proceedings, to these Unaudited Consolidated Financial Statements included in Part I: Item 1. Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the period ended June 30, 2018. Our risk factors disclosed in PART I, ITEM 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, provide additional disclosure to this supplemental risk.

The recommended offer by Takeda Pharmaceutical Company Limited (Takeda) for Shire is subject to a number of conditions, including approval by shareholders and regulators.

On May 8, 2018, the Boards of Shire and Takeda announced that they had reached agreement on the terms of a recommended offer by Takeda for Shire (the “Acquisition”). Under the terms of the recommended combination, shareholders in Shire will be entitled to receive $30.33 in cash for each Shire ordinary share and either 0.839 New Takeda Shares or 1.678 ADSs in Takeda (one ADS equals 0.5 New Takeda Share). The completion of the Acquisition is subject to approval by the shareholders of Shire and Takeda and there can be no assurance that such approvals will be obtained. The completion of the Acquisition is also subject to certain other conditions, including as to certain regulatory approvals and anti-trust clearances, and there can be no certainty that such conditions will be satisfied so as to allow the Acquisition to be completed within the anticipated timeframe or at all.

The recommended combination has created and may continue to create uncertainty among our customers, suppliers, and other business partners. In addition, it has required and will continue to require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. The potential uncertainty due to these or other factors may undermine our business and have a material adverse effect on our results of operations, and may cause increased volatility and wide price fluctuations in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.08
Cooperation Agreement dated as of May 8, 2018, between Shire and Takeda Pharmaceutical Company Limited (incorporated by reference to Exhibit 2.1 of Shire’s Current Report on Form 8-K filed on May 9, 2018).

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

Date: July 31, 2018	/s/ Dr. Flemming Ornskov Dr. Flemming Ornskov Chief Executive Officer

Date: July 31, 2018	/s/ Thomas Dittrich Thomas Dittrich Chief Financial Officer