Form 10-Q
period 2018-09-30
Shire plc
filed 2018-11-01
CIK 936402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐     No ☒
As of October 31, 2018, the number of outstanding ordinary shares of the Registrant was 914,818,708.

SHIRE PLC
Form 10-Q for the Quarterly Period Ended September 30, 2018

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

PART I: Financial Information

Item 1. Financial Statements
SHIRE PLC
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value of shares)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$193.2	$472.4
Restricted cash	39.9	39.4
Accounts receivable, net	3,207.4	3,009.8
Inventories	3,458.7	3,291.5
Other current assets	900.1	795.3
Total current assets	7,799.3	7,608.4
Investments	470.7	241.1
Property, plant and equipment (PP&E), net	6,453.0	6,635.4
Goodwill	19,095.0	19,831.7
Intangible assets, net	29,625.4	33,046.1
Deferred tax asset	151.2	188.8
Other non-current assets	171.3	205.4
Total assets	$63,765.9	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,025.1	$4,184.5
Short term borrowings and capital leases	4,248.7	2,788.7
Other current liabilities	237.8	908.8
Total current liabilities	8,511.6	7,882.0
Long term borrowings and capital leases	11,098.0	16,752.4
Deferred tax liability	4,571.2	4,748.2
Other non-current liabilities	2,294.9	2,197.9
Total liabilities	26,475.7	31,580.5
Commitments and contingencies
Equity:
Common stock of 5p par value; 1,500 shares authorized; and 922.1 shares issued and outstanding (2017: 1,500 shares authorized; and 917.1 shares issued and outstanding)	81.9	81.6
Additional paid-in capital	25,390.2	25,082.2
Treasury stock: 7.5 shares (2017: 8.4 shares)	(260.7)	(283.0)
Accumulated other comprehensive income	626.4	1,375.0
Retained earnings	11,452.4	9,920.6
Total equity	37,290.2	36,176.4
Total liabilities and equity	$63,765.9	$67,756.9
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$3,752.8	$3,533.8	$11,198.5	$10,537.9
Royalties and other revenues	118.9	163.8	358.4	477.8
Total revenues	3,871.7	3,697.6	11,556.9	11,015.7
Costs and expenses:
Cost of sales	1,157.6	1,001.4	3,398.3	3,437.3
Research and development	407.2	402.8	1,240.0	1,324.5
Selling, general and administrative	836.8	859.7	2,549.3	2,647.7
Amortization of acquired intangible assets	433.7	482.4	1,375.3	1,280.5
Integration and acquisition costs	93.0	237.0	512.0	696.7
Reorganization costs	254.8	5.4	268.9	24.5
(Gain)/loss on sale of Oncology and product rights	(267.2)	0.3	(267.2)	(0.4)
Total operating expenses	2,915.9	2,989.0	9,076.6	9,410.8

Operating income from continuing operations	955.8	708.6	2,480.3	1,604.9

Interest income	1.3	1.5	4.8	5.7
Interest expense	(125.2)	(141.8)	(378.1)	(425.4)
Other (expense)/income, net	(96.1)	(0.2)	(43.9)	6.8
Total other expense, net	(220.0)	(140.5)	(417.2)	(412.9)

Income from continuing operations before income taxes and equity in earnings of equity method investees	735.8	568.1	2,063.1	1,192.0
Income taxes	(203.3)	(13.5)	(371.0)	(44.6)
Equity in earnings/(losses) of equity method investees, net of taxes	4.7	(3.4)	11.2	0.1
Income from continuing operations, net of taxes	537.2	551.2	1,703.3	1,147.5
(Loss)/gain from discontinued operations, net of taxes	—	(0.4)	—	18.6
Net income	$537.2	$550.8	$1,703.3	$1,166.1
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited, in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings per Ordinary Share – basic
Earnings from continuing operations	$0.59	$0.61	$1.87	$1.27
Earnings from discontinued operations	—	—	—	0.02
Earnings per Ordinary Share – basic	$0.59	$0.61	$1.87	$1.29

Earnings per Ordinary Share – diluted
Earnings from continuing operations	$0.58	$0.60	$1.86	$1.26
Earnings from discontinued operations	—	—	—	0.02
Earnings per Ordinary Share – diluted	$0.58	$0.60	$1.86	$1.28

Weighted average number of shares:
Basic	914.0	907.2	912.0	905.9
Diluted	921.1	911.6	916.9	912.1
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$537.2	$550.8	$1,703.3	$1,166.1
Other comprehensive income:
Foreign currency translation adjustments	(100.7)	744.6	(679.2)	2,441.1
Pension and other employee benefits (net of tax expense of $nil for the three and nine months ended September 30, 2018 and $nil and $0.9 for the three and nine months ended September 30, 2017, respectively)	(0.5)	0.4	(1.5)	11.0
Unrealized gain on available-for-sale securities (net of tax expense of $nil for the three and nine months ended September 30, 2018 and $5.5 and $7.2 for the three and nine months ended September 30, 2017, respectively)	—	23.8	(67.9)	20.3
Hedging activities (net of tax benefit of $nil for the three and nine months ended September 30, 2018 and $nil and $3.2 for the three and nine months ended September 30, 2017, respectively)	—	0.2	—	(5.7)
Comprehensive income	$436.0	$1,319.8	$954.7	$3,632.8

The components of Accumulated other comprehensive income as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Foreign currency translation adjustments	$600.4	$1,279.6
Pension and other employee benefits, net of taxes	26.0	27.5
Unrealized holding gain on available-for-sale securities, net of taxes	—	67.9
Accumulated other comprehensive income	$626.4	$1,375.0

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Common stock number of shares	Common stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total equity
As of January 1, 2018	917.1	$81.6	$25,082.2	$(283.0)	$1,375.0	$9,920.6	$36,176.4
Net income	—	—	—	—	—	1,703.3	1,703.3
Other comprehensive loss, net of tax	—	—	—	—	(748.6)	—	(748.6)
Shares issued under employee benefit plans and other	5.0	0.3	172.3	—	—	—	172.6
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	52.0	52.0
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments - Overall	—	—	—	—	—	67.9	67.9
Cumulative-effect adjustment from adoption of ASU 2016-16, Income Taxes	—	—	—	—	—	7.5	7.5
Share-based compensation	—	—	135.7	—	—	—	135.7
Shares released by employee benefit trust to satisfy exercise of stock options	—	—	—	22.3	—	(22.3)	—
Dividends	—	—	—	—	—	(276.6)	(276.6)
As of September 30, 2018	922.1	$81.9	$25,390.2	$(260.7)	$626.4	$11,452.4	$37,290.2

Dividends per share

During the nine months ended September 30, 2018, Shire plc declared and paid dividends of $0.2979 U.S. per ordinary share (equivalent of $0.8937 U.S. per ADS) totaling $276.6 million. During the nine months ended September 30, 2017, Shire plc declared and paid dividends of $0.257 U.S. per ordinary share (equivalent to $0.771 U.S. per ADS) totaling $234.7 million.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,703.3	$1,166.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,808.1	1,644.0
Share based compensation	135.7	159.7
Expense related to the unwind of inventory fair value adjustments	40.9	688.7
Change in deferred taxes	14.2	(392.4)
Change in fair value of contingent consideration	100.4	144.3
Impairment of PP&E and intangible assets	169.5	167.6
Gain on sale of Oncology franchise	(267.2)	—
Other, net	(7.2)	99.2
Changes in operating assets and liabilities:
Increase in accounts receivable	(362.0)	(301.5)
(Decrease)/increase in sales deduction accrual	(22.6)	94.0
Increase in inventory	(305.4)	(245.2)
Decrease in prepayments and other assets	44.6	70.4
Decrease in accounts payable and other liabilities	(244.8)	(557.8)
Net cash provided by operating activities	2,807.5	2,737.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Oncology franchise	2,412.2	—
Purchases of PP&E	(564.6)	(565.5)
Acquisition of business, net of cash acquired	(104.7)	—
Proceeds from sale of investments	31.8	48.1
Other, net	(97.9)	34.8
Net cash provided by/(used in) investing activities	1,676.8	(482.6)

SHIRE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in millions)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	3,735.3	3,261.6
Repayment of revolving line of credit, long term and short term borrowings	(7,969.0)	(5,664.5)
Payment of contingent consideration	(396.0)	—
Payment of dividend	(276.6)	(234.7)
Proceeds from issuance of stock for share-based compensation arrangements	180.8	92.2
Other, net	(25.6)	(26.2)
Net cash used in financing activities	(4,751.1)	(2,571.6)

Effect of foreign exchange rate changes on cash and cash equivalents	(11.9)	6.2

Net decrease in cash, cash equivalents, and restricted cash	(278.7)	(310.9)
Cash, cash equivalents, and restricted cash at beginning of period	511.8	554.5
Cash, cash equivalents, and restricted cash at end of period	$233.1	$243.6

Supplemental information:
Interest paid	$427.1	$434.9
Income taxes paid, net	$528.4	$308.0

Cash, cash equivalents, and restricted cash information:
Cash and cash equivalents	$193.2	$209.3
Restricted cash	39.9	34.3
Cash, cash equivalents, and restricted cash at end of period	$233.1	$243.6
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

SHIRE PLC
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Operations

Shire plc and its subsidiaries (collectively referred to as either “Shire” or the “Company”) is the leading global biotechnology company focused on serving people with rare diseases.

Some of the Company's marketed products include GAMMAGARD, HYQVIA, and CINRYZE for Immunology, ADVATE/ADYNOVATE, VONVENDI, and FEIBA for Hematology, ELAPRASE and REPLAGAL for Genetic Diseases, VYVANSE, ADDERALL XR, and MYDAYIS for Neuroscience, GATTEX/REVESTIVE and NATPARA/NATPAR for Internal Medicine, and XIIDRA for Ophthalmics.

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

On August 31, 2018, Shire completed the sale of its Oncology franchise to Servier S.A.S. (Servier) for $2.4 billion.

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

Impact of adoption

As a result of adopting the new accounting for revenue with customers on January 1, 2018, the following financial statement line items as of and for the three and nine months ended September 30, 2018 were affected. The following tables provide the amounts as reported in these Unaudited Consolidated Financial Statements and as if the previous accounting guidance was in effect.

Unaudited Consolidated Balance Sheets

	As of September 30, 2018
(In millions)	As reported	Before Adoption of Topic 606
Other current assets	$900.1	$844.5
Other current liabilities	237.8	238.8
Other non-current liabilities	2,294.9	2,296.9
Retained earnings	11,452.4	11,414.5

Unaudited Consolidated Statements of Operations

	Three months ended September 30, 2018		Nine months ended September 30, 2018
(In millions, except per share)	As reported	Before Adoption of Topic 606	As reported	Before Adoption of Topic 606
Product sales	$3,752.8	$3,741.5	$11,198.5	$11,162.5
Royalties and other revenues	118.9	128.0	358.4	412.7
Net income	537.2	535.5	1,703.3	1,717.4
Net income per share applicable to common shareholders - basic	0.59	0.59	1.87	1.88
Net income per share applicable to common shareholders - diluted	0.58	0.58	1.86	1.87

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30, 2018
(In millions)	As reported	Before Adoption of Topic 606
Net income	$1,703.3	$1,717.4
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in prepayments and other assets	44.6	100.2
Decrease in accounts payable and other liabilities	(244.8)	(241.8)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This standard was effective January 1, 2018. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and amended the presentation of its statements of cash flows for the nine months ended September 30, 2018 and 2017 accordingly. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard amends its hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The new guidance also expands an entity's ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk. Additionally, it eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates, adds and modifies certain disclosure requirements for fair value measurement as part of its disclosure framework project. The amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy will no longer be required to be disclosed, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This standard will be effective for the Company on January 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Retirement Benefits - Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard changes the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefits plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. This standard will be effective for the Company on January 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Intangibles - Goodwill and Other Internal - Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for the Company on January 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

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

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2018:

(In millions)	As of January 1, 2018	Increase, net	As of September 30, 2018
Contract assets:
Unbilled receivables	$42.7	$12.9	$55.6
Contract liabilities:
Deferred revenue	—	7.4	7.4

Contract assets consist of unbilled receivables typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer. The contract assets are included in Other current assets in these Unaudited Consolidated Balance Sheets. Contract liabilities consist of advance payments from customers for future performance obligations. Contract liabilities are included in Other current liabilities in these Unaudited Consolidated Balance Sheets.

4.    Acquisition

In September 2018, Shire acquired 100 percent of the voting equity interests in a source plasma collection company. The acquisition is expected to increase Shire’s access to plasma in the longer term and add to its European plasma collection network, complementing existing core capabilities in plasma supply, and manufacturing.

The total cash consideration for the acquisition was $107.8 million (CHF 105.0 million). Shire recorded the purchase price as goodwill, intangible assets, and other assets. The $96.3 million goodwill is not deductible for tax purposes.

5.    Dispositions and Assets Held for Sale

On August 31, 2018, the Company completed the sale of its Oncology franchise to Servier. Under the terms of the agreement, Servier acquired Shire’s Oncology franchise for a net consideration of $2.4 billion, in cash. The Company recognized $267.2 million as a gain, which is recorded within Total operating expenses in the Company's Unaudited Consolidated Statements of Operations.

The assets and liabilities of the Oncology franchise were as follows:

(In millions)	As of August 31, 2018
Intangible Assets	$1,628.3
Goodwill	565.1
Other	25.6
Current Assets	$2,219.0

Current Liabilities	$116.4

During the nine months ended September 30, 2018, the Company determined it would divest certain facilities as part of its integration efforts. As of September 30, 2018, the Company classified $115.4 million of assets as held for sale and included within Other current assets in these Unaudited Consolidated Financial Statements. The $115.4 million of held for sale assets consisted primarily of property, plant and equipment and was net of $145.4 million of impairment charges recorded during the nine months ended September 30, 2018. The impairment charges were reported within Integration and acquisition costs in these Unaudited Consolidated Financial Statements.

6.    Collaborative and Other Licensing Arrangements

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

7.    Integration and Acquisition Costs

For the three and nine months ended September 30, 2018, Shire recorded Integration and acquisition costs of $93.0 million and $512.0 million, respectively. These costs relate to the continued integration of Baxalta Inc. (Baxalta), which was acquired in June 2016, Takeda’s proposed acquisition of Shire, and the change in fair value of contingent consideration, primarily related to TAKHZYRO (lanadelumab-flyo), which was acquired from Dyax in 2016.

The Company continues its activities to integrate Baxalta. The costs associated with the integration are primarily related to facility consolidation and professional consulting fees. The Company also drove savings through the continued re-prioritization of its research and development programs and consolidation of its commercial operations. For the three and nine months ended September 30, 2018, these costs include $8.0 million and $151.4 million, respectively, of asset impairments, $12.4 million and $55.5 million, respectively, of third-party professional fees, $4.4 million and $19.2 million, respectively, of expenses associated with facility consolidations, and $5.7 million and $20.7 million, respectively, of employee severance and acceleration of stock compensation. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within 12 months from the date the related expenses were incurred. The integration of Baxalta is estimated to be completed by mid to late 2019.

The following table summarizes the reserve for the Baxalta integration costs for certain types of activities during the nine months ended September 30, 2018:

(In millions)	Severance and employee benefits	Lease terminations	Total
As of January 1,	$72.9	$56.6	$129.5
Amount charged to integration costs	9.2	2.3	11.5
Paid/utilized	(41.0)	(19.9)	(60.9)
As of September 30,	$41.1	$39.0	$80.1

On May 8, 2018, the Boards of Takeda and Shire announced that they had reached an agreement on the terms of a recommended offer pursuant to which Takeda will acquire the entire issued and to be issued ordinary share capital of Shire. The closing of the acquisition is expected in the first half of 2019, subject to shareholder approval of both companies as well as the receipt of regulatory approvals. For the three and nine months ended September 30, 2018, costs associated with this proposed offer include $8.0 million and $72.0 million, respectively, of third-party professional fees and $36.4 million and $40.4 million, respectively, of employee incentives. The Company expects the majority of these expenses to be paid within 12 months from the date the related expenses were incurred.

In the three and nine months ended September 30, 2018, $54.5 million and $100.4 million, respectively, are included in Integration and acquisition costs relating to the change in fair value of contingent consideration payable mainly related to TAKHZYRO.

For the three and nine months ended September 30, 2017, Shire recorded Integration and acquisition costs of $237.0 million and $696.7 million, respectively, primarily related to the acquisition and integration of Baxalta and Dyax. In the three and nine months ended September 30, 2017, a credit of $3.4 million and a charge of $144.3 million, respectively, is included in Integration and acquisition costs due to the change in fair value of contingent consideration payable mainly related to TAKHZYRO. For the three and nine months ended September 30, 2017, the Baxalta Integration and acquisition costs include $60.2 million and $177.4 million, respectively, of employee severance and acceleration of stock compensation, $28.4 million and $114.0 million, respectively, of third-party professional fees, and $29.7 million and $71.4 million, respectively, of expenses associated with facility consolidations and $114.1 million and $147.8 million, respectively, of asset impairments.

8.     Reorganization Costs

For the three and nine months ended September 30, 2018, Shire recorded Reorganization costs of $254.8 million and $268.9 million, respectively. These costs include $249.2 million and $256.7 million, respectively, of expenses mainly related to the closure of certain of its Cambridge office facilities and $5.6 million and $12.2 million, respectively, of asset impairment, employee severance, professional fees, and consulting fees. For the three and nine months ended September 30, 2018, cash payments associated with these costs were not significant.

For the three and nine months ended September 30, 2017, Shire recorded Reorganization costs of $5.4 million and $24.5 million, respectively. These costs include $nil and $10.8 million, respectively, of expenses related to the closure of certain office facilities and $5.4 million and $13.7 million, respectively, of employee severance, professional fees, and consulting fees.

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

10.    Accounts Receivable, Net

Accounts receivable as of September 30, 2018 of $3,207.4 million (December 31, 2017: $3,009.8 million), are stated at the invoiced amount and net of reserve for discounts and doubtful accounts of $331.4 million (December 31, 2017: $271.5 million).

Reserve for discounts and doubtful accounts consists of the following:

(In millions)	2018	2017
As of January 1,	$271.5	$169.6
Provision charged to operations	1,884.2	1,074.1
Payments/credits	(1,824.3)	(1,000.0)
As of September 30,	$331.4	$243.7

Reserve for discounts and doubtful accounts increased for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to increased usage of biological distributors, higher invoice price to those distributors, and the resulting increase in chargebacks for the distribution of Shire’s Hematology and Immunology products.

As of September 30, 2018, Accounts receivable included $44.1 million (December 31, 2017: $106.6 million) related to royalties receivable.

11.    Inventories

Inventories are stated at the lower of cost and net realizable value. The components of Inventories are as follows:

(In millions)	September 30, 2018	December 31, 2017
Finished goods	$959.7	$926.1
Work-in-progress	1,671.6	1,574.0
Raw materials	827.4	791.4
	$3,458.7	$3,291.5

12.    Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of Property, plant and equipment, net are summarized as follows:

(In millions)	September 30, 2018	December 31, 2017
Land	$296.2	$332.3
Buildings and leasehold improvements	2,975.1	1,940.7
Machinery, equipment and other	3,942.5	3,106.3
Assets under construction	759.4	2,568.2
Total property, plant and equipment at cost	7,973.2	7,947.5
Less: Accumulated depreciation	(1,520.2)	(1,312.1)
Property, plant and equipment, net	$6,453.0	$6,635.4

Depreciation expense for the three and nine months ended September 30, 2018 was $156.8 million and $432.8 million, respectively, and for the three and nine months ended September 30, 2017 was $119.9 million and $363.5 million, respectively.

In the second quarter of 2018, the FDA approved a new plasma manufacturing facility near Covington, Georgia. Following the approval, $1,840.5 million of assets were reclassified from Asset under construction to Buildings and leasehold improvements and Machinery, equipment and other assets classes.

13.    Intangible assets

The following table summarizes the Company's Intangible assets:

(In millions)	Currently marketed products	IPR&D	Other intangible assets	Total
September 30, 2018
Gross acquired intangible assets	$33,767.4	$1,012.7	$830.8	$35,610.9
Accumulated amortization	(5,561.2)	—	(424.3)	(5,985.5)
Intangible assets, net	$28,206.2	$1,012.7	$406.5	$29,625.4

December 31, 2017
Gross acquired intangible assets	$31,973.5	$5,113.9	$835.9	$37,923.3
Accumulated amortization	(4,549.2)	—	(328.0)	(4,877.2)
Intangible assets, net	$27,424.3	$5,113.9	$507.9	$33,046.1

During the third quarter of 2018, the U.S. Food and Drug Administration (FDA) approved TAKHZYRO injection, for prophylaxis to prevent attacks of HAE in patients 12 years of age and older. Following the approval, the Company reclassified the TAKHZRO intangible asset from IPR&D to Currently marketed products and started amortizing the asset.

Other intangible assets are comprised primarily of royalty rights and other contract rights associated with Baxalta, Dyax Corp. (Dyax), and NPS Pharmaceuticals Inc.

Activities in the net book value of intangible assets for the nine months ended September 30, 2018 and 2017 are as follows:

(In millions)	2018	2017
As of January 1,	$33,046.1	$34,697.5
Sale of Oncology franchise	(1,598.5)	—
Measurement period adjustments	—	(1,397.0)
Amortization charged	(1,375.3)	(1,280.5)
Foreign currency translation	(314.2)	1,350.3
Contribution to JV	(163.7)	—
Impairment	(10.0)	(20.0)
Other	35.9	—
Acquisition	5.1	—
As of September 30,	$29,625.4	$33,350.3

Measurement period adjustments included in the nine months ended September 30, 2017 related to the acquisition of Baxalta.

For further details regarding the sale of the Oncology franchise, refer to Note 5, Dispositions and Assets Held for Sale.

During the nine months ended September 30, 2018, the Company contributed distributions rights for certain products to a joint venture formed by the Company. Upon the contribution, the net carrying value ($163.7 million) related to those products was recorded within Investments in these Unaudited Consolidated Balance Sheets.

The Company reviews its amortized intangible assets for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. Unamortized intangible assets are reviewed for impairment annually or whenever events or circumstances suggest that their carrying value may not be recoverable.

Estimated amortization expense can be affected by various factors including future acquisitions, disposals of product rights, regulatory approval and subsequent amortization of acquired IPR&D projects, foreign exchange movements, and the technological advancement and regulatory approval of competitor products. The estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	Anticipated future amortization
2018 (remaining three months)	$444.4
2019	1,808.0
2020	1,730.7
2021	1,710.9
2022	1,679.3
2023	1,627.3

14.    Goodwill

The following table provides a roll-forward of the Goodwill balance for the nine months ended September 30, 2018 and 2017:

(In millions)	2018	2017
As of January 1,	$19,831.7	$17,888.2
Acquisitions	96.3	1,076.2
Sale of Oncology franchise	(565.1)	—
Foreign currency translation and other	(267.9)	754.0
September 30,	$19,095.0	$19,718.4

For further details regarding acquisitions during the nine months ended September 30, 2018, refer to Note 4, Acquisition.

The increase in Goodwill during the nine months ended September 30, 2017 related to measurement period adjustments of the acquisition of Baxalta.

15.    Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of September 30, 2018
Financial assets:
Marketable equity securities	$161.0	$161.0	$—	$—
Marketable debt securities	17.0	3.6	13.4	—
Derivative instruments	13.9	—	13.9	—
Total assets	$191.9	$164.6	$27.3	$—

Financial liabilities:
Joint venture net written option	$48.0	$—	$—	$48.0
Derivative instruments	30.8	—	30.8	—
Contingent consideration payable	616.2	—	—	616.2
Total liabilities	$695.0	$—	$30.8	$664.2

	Fair value
(In millions)	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Financial assets:
Marketable equity securities	$89.7	$89.7	$—	$—
Marketable debt securities	17.9	3.8	14.1	—
Derivative instruments	17.9	—	17.9	—
Total assets	$125.5	$93.5	$32.0	$—

Financial liabilities:
Joint venture net written option	$40.0	$—	$—	$40.0
Derivative instruments	14.2	—	14.2	—
Contingent consideration payable	1,168.2	—	—	1,168.2
Total liabilities	$1,222.4	$—	$14.2	$1,208.2

Marketable equity and debt securities are included within Investments in these Unaudited Consolidated Balance Sheets. Contingent consideration payable is included within Other current liabilities and Other non-current liabilities in these Unaudited Consolidated Balance Sheets. For information regarding the Company's derivative arrangements, refer to Note 16, Financial Instruments, to these Unaudited Consolidated Financial Statements.

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

There were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Contingent consideration payable
(In millions)	2018	2017
Balance as of January 1,	$1,168.2	$1,058.0
Acquisitions	—	(4.0)
Payments	(647.1)	—
Change in fair value included in earnings	100.4	144.3
Other	(5.3)	(11.4)
Balance as of September 30,	$616.2	$1,186.9

Of the $616.2 million of contingent consideration payable as of September 30, 2018, $82.3 million is recorded within Other current liabilities and $533.9 million is recorded within Other non-current liabilities in these Unaudited Consolidated Balance Sheets.

The decrease in contingent consideration payable during the nine months ended September 30, 2018 is related to payments of contingent consideration following the approval of TAKHZYRO acquired from Dyax in 2016.

Joint venture net written option

In March 2017, Shire executed option agreements related to a joint venture that provides Shire with a call option on the partner’s investment in joint venture equity and the partner with a put option on its investment in joint venture equity. The Company had a liability of $48.0 million for the net written option based on the estimated fair value of these options as of September 30, 2018 and the Company re-measures the instrument to fair value through the Unaudited Consolidated Statements of Operations.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Financial liabilities:	Fair value as of the measurement date
As of September 30, 2018
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Contingent consideration payable	$616.2	Income approach (probability weighted discounted cash flow)	• Cumulative probability of milestones being achieved	• 10.5 to 90%
			• Assumed market participant discount rate	• 3.2 to 9.2%
			• Periods in which milestones are expected to be achieved	• 2018 to 2040
			• Forecast quarterly royalties payable on net sales of relevant products	• $0.1 to $16.0 million

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

Financial liabilities:	Fair value as of the measurement date
As of September 30, 2018
(In millions, except %)	Fair value	Valuation technique	Significant unobservable inputs	Range
Joint venture net written option	$48.0	Income approach (probability weighted discounted cash flow)	• Cash flow scenario probability weighting	• 100%
			• Assumed market participant discount rate	• 14%

Financial assets and liabilities that are disclosed at fair value

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities that are not measured at fair value on a recurring basis are as follows:

	September 30, 2018		December 31, 2017
(In millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
SAIIDAC notes	$12,058.9	$11,604.7	$12,050.2	$11,913.7
Baxalta notes	1,939.9	1,951.3	5,057.7	5,229.9
Capital lease obligation	366.8	366.8	349.2	349.2

The estimated fair values of long-term debt were based upon recent observable market prices and are considered Level 2 in the fair value hierarchy. The estimated fair value of capital lease obligations is based on Level 2 inputs.

The carrying amounts of other financial assets and liabilities approximate their estimated fair value due to their short-term nature, such as liquidity and maturity of these amounts, or because there have been no significant changes since the asset or liability was last re-measured to fair value on a non-recurring basis. For more details on the carrying amount and fair value of Baxalta notes, refer to Note 17, Borrowings and Capital Leases.

16.    Financial Instruments

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

Undesignated Foreign Currency Derivatives

The Company uses forward and option contracts to mitigate the foreign currency risk related to certain balance sheet positions, including intercompany and third-party receivables and payables. The Company has not elected hedge accounting for these derivative instruments. The changes in fair value of these derivatives are reported in earnings.

The table below presents the notional amount, maximum duration, and fair value for the undesignated foreign currency derivatives:

(In millions, except duration)	September 30, 2018	December 31, 2017
Notional amount	$2,192.4	$1,672.3
Maximum duration	11 months	3 months
Fair value - net (liability)/asset	$(1.3)	$11.4

The Company considers the impact of its and its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2018, credit risk did not materially change the fair value of the Company’s foreign currency contracts.

Interest Rate - Contracts

The Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in benchmark interest rates relating to its debt obligations on which interest is set at floating rates. The Company’s policy is to manage this risk to an acceptable level. The Company is principally exposed to interest rate risk on any borrowings under the Company’s various debt facilities. Interest on these facilities is set at floating rates, to the extent utilized. Shire’s exposure under these facilities is to changes in U.S. dollar interest rates. For further details related to interest rates on the Company’s various debt facilities, refer to Note 17, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

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

The table below presents the notional amount, maturity, and fair value for the designated interest rate derivatives:

(In millions, except maturity)	September 30, 2018	December 31, 2017
Notional amount	$431.0	$1,000.0
Maturity	June 2020 and June 2025	June 2020 and June 2025
Fair value - net liability	$(15.6)	$(7.7)

In conjunction with the debt tender offer and extinguishment of debt as more fully described in Note 17, Shire terminated $569.0 million of its interest swaps for a loss of $9.3 million, which is reported in Other (expense)/income, net in the Unaudited Consolidated Statements of Operations.
Summary of Derivatives

The following tables summarize the effect of the derivative instruments in the Company's Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017.

Designated Foreign exchange contracts

(In millions)	Loss recognized in OCI			Gain reclassified from AOCI into income
Cash flow hedges	2018	2017	Location	2018	2017
Three months ended September 30,
Foreign exchange contracts	$—	$(0.2)	Cost of sales	$—	$0.3
Nine months ended September 30,
Foreign exchange contracts	$—	$(0.9)	Cost of sales	$—	$8.6

Undesignated foreign exchange contracts

(In millions)		Gain/(loss) recognized in income
	Location	2018	2017
Three months ended September 30,
Foreign exchange contracts	Other (expense)/income, net	$4.7	$36.7
Nine months ended September 30,
Foreign exchange contracts	Other (expense)/income, net	$(28.6)	$57.4

Designated Interest Rate Derivatives

(In millions)		Loss recognized in income
Fair value hedges	Location	2018	2017
Three months ended September 30,
Interest rate contracts, net	Interest expense	$(1.0)	$(1.1)
Nine months ended September 30,
Interest rate contracts, net	Interest expense	$(4.9)	$(2.5)

Summary of Derivatives

The following table presents the classification and estimated fair value of derivative instruments on the Company's Unaudited Consolidated Balance Sheets:

	Asset position			Liability position
		Fair value			Fair value
(In millions)	Location	September 30, 2018	December 31, 2017	Location	September 30, 2018	December 31, 2017
Undesignated derivative instruments
Foreign exchange contracts	Other current assets	$13.9	$17.9	Other current liabilities	$15.2	$6.5
		$13.9	$17.9		$15.2	$6.5

Designated derivative Instruments
Interest rate contracts	Long term borrowings	$—	$—	Long term borrowings	$15.6	$7.7
		$—	$—		$15.6	$7.7
Total derivative fair value		$13.9	$17.9		$30.8	$14.2
Potential effect of rights to offset		(8.3)	(2.7)		(8.3)	(2.7)
Net derivative		$5.6	$15.2		$22.5	$11.5

17.    Borrowings and Capital Leases

(In millions)	September 30, 2018	December 31, 2017
Short term borrowings and capital leases:
SAIIDAC Notes	$3,295.3	$—
Baxalta Notes	—	748.8
Borrowings under the Revolving Credit Facilities Agreement	915.0	810.0
Borrowings under the November 2015 Facilities Agreement	—	1,196.3
Capital leases	9.5	7.5
Other borrowings	28.9	26.1
	$4,248.7	$2,788.7

Long term borrowings and capital leases:
SAIIDAC Notes	$8,763.6	$12,050.2
Baxalta Notes	1,939.9	4,308.9
Capital leases	357.3	341.7
Other borrowings	37.2	51.6
	$11,098.0	$16,752.4

Total borrowings and capital leases	$15,346.7	$19,541.1

For a more detailed description of the Company's financing agreements, refer below and to Note 17, Borrowings and Capital Leases, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

Debt Tender Offer

On September 11, 2018, Shire purchased an aggregate of $2.3 billion in principal amount of Baxalta Notes from existing holders consisting of its 2.875% Notes due June 2020, 3.600% Notes due June 2022, 4.000% Notes due June 2025 and 5.250% Notes due June 2045 pursuant to a debt tender offer. Shire paid approximately $2.4 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offer, the Company recognized a loss on extinguishment of debt in the third quarter of 2018 of $40.6 million, which is included in Other (expense)/income, net within the Unaudited Consolidated Statements of Operations.

SAIIDAC Notes

On September 23, 2016, Shire Acquisitions Investments Ireland Designated Activity Company (SAIIDAC), a wholly owned subsidiary of Shire plc, issued unsecured senior notes with a total aggregate principal value of $12.1 billion (SAIIDAC Notes), guaranteed by Shire plc and, as of December 1, 2016, by Baxalta. Below is a summary of the SAIIDAC Notes as of September 30, 2018:

(In millions, except %)	Aggregate amount	Coupon rate	Carrying amount as of September 30, 2018
Fixed-rate notes due 2019	$3,300.0	1.900%	$3,295.3
Fixed-rate notes due 2021	3,300.0	2.400%	3,289.0
Fixed-rate notes due 2023	2,500.0	2.875%	2,490.8
Fixed-rate notes due 2026	3,000.0	3.200%	2,983.8
	$12,100.0		$12,058.9

As of September 30, 2018, there were $41.1 million of debt issuance costs and discounts recorded as a reduction of the carrying amount of debt. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

Baxalta Notes

Shire plc guaranteed senior notes issued by Baxalta in connection with the acquisition of Baxalta (Baxalta Notes). Following repayment of the $375.0 million floating-rate notes and the $375.0 million fixed-rate notes due in June 2018 and the subsequent $2.3 billion bond tender offer on September 11, 2018, the remaining Baxalta Notes as of September 30, 2018 are shown below:

(In millions, except %)	Aggregate principal	Coupon rate	Carrying amount as of September 30, 2018
Fixed-rate notes due 2020	$404.5	2.875%	$403.0
Fixed-rate notes due 2022	219.4	3.600%	221.9
Fixed-rate notes due 2025	800.5	4.000%	799.7
Fixed-rate notes due 2045	500.4	5.250%	515.3
Total assumed Senior Notes	$1,924.8		$1,939.9

The book values above include any premiums, discounts, and adjustments related to hedging instruments. For further details related to the interest rate derivative contracts, please see Note 16, Financial Instruments, to these Unaudited Consolidated Financial Statements.

Revolving Credit Facilities Agreement

On December 12, 2014, Shire entered into a $2.1 billion revolving credit facilities agreement (RCF) with a number of financial institutions. As of September 30, 2018, the Company utilized $915.0 million of the RCF. The RCF, which terminates on December 12, 2021, may be used for financing the general corporate purposes of Shire. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

Term Loan Facilities Agreements

November 2015 Facilities Agreement

On November 2, 2015, Shire entered into a $5.6 billion facilities agreement (November 2015 Facilities Agreement), which comprised of three amortizing credit facilities with ultimate maturity on November 2, 2018. As of September 30, 2018, there were no amounts outstanding under the November 2015 Facilities Agreement as it was fully repaid and canceled on September 28, 2018.

Short-term uncommitted lines of credit (Credit lines)

Shire has access to various Credit lines from a number of banks which are available to be utilized from time to time to provide short-term cash management flexibility. These Credit lines can be withdrawn by the banks at any time. The Credit lines are not relied upon for core liquidity. As of September 30, 2018, these lines of credit were not utilized.

Capital Lease Obligations

The capital leases are primarily related to office and manufacturing facilities. As of September 30, 2018, the total capital lease obligations, including current portions, were $366.8 million.

18.    Retirement and Other Benefit Programs

The Company sponsors various pension and other post-employment benefit (OPEB) plans in the U.S. and other countries. Net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,
	2018			2017
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$—	$9.5	$—	$3.7	$9.4	$0.4
Interest cost	3.9	1.3	0.1	3.9	1.2	0.3
Expected return on plan assets	(4.3)	(2.0)	—	(4.0)	(1.8)	—
Amortization of net prior service cost	—	—	(0.2)	—	—	—
Amortization of actuarial (gain)/loss	—	(0.3)	—	—	0.4	—
Net periodic benefit cost	$(0.4)	$8.5	$(0.1)	$3.6	$9.2	$0.7

	Nine months ended September 30,
	2018			2017
(In millions)	U.S. pensions	International pensions	OPEB (U.S.)	U.S. pensions	International pensions	OPEB (U.S.)
Net periodic benefit cost
Service cost	$—	$28.5	$—	$11.1	$28.2	$1.2
Interest cost	11.7	3.9	0.3	11.7	3.6	0.9
Expected return on plan assets	(12.9)	(6.0)	—	(12.0)	(5.4)	—
Amortization of net prior service cost	—	—	(0.6)	—	—	—
Amortization of actuarial (gain)/loss	—	(0.9)	—	—	1.3	—
Net periodic benefit cost	$(1.2)	$25.5	$(0.3)	$10.8	$27.7	$2.1

The components of net periodic benefit cost other than the service cost component are included in the line item Other (expense)/income, net in these Unaudited Consolidated Statements of Operations.

19.    Accumulated Other Comprehensive Income/(Loss)

The changes in Accumulated other comprehensive income/(loss) (AOCI), net of their related tax effects, for the nine months ended September 30, 2018 and 2017 are as follows:

(In millions)	Foreign currency translation adjustment	Pension and other employee benefits	Unrealized holding gain/(loss) on available-for-sale debt securities	Accumulated other comprehensive income/(loss)
As of January 1, 2018	$1,279.6	$27.5	$67.9	$1,375.0
Current period change:
Other comprehensive loss before reclassifications	(679.2)	—	—	(679.2)
Amounts reclassified from AOCI	—	(1.5)	(67.9)	(69.4)
Net current period other comprehensive loss	(679.2)	(1.5)	(67.9)	(748.6)
As of September 30, 2018	$600.4	$26.0	$—	$626.4

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

Reclassifications from AOCI to net income during the three and nine months ended September 30, 2018 and  2017 were not material.

20.    Taxation

For the three and nine months ended September 30, 2018, the effective tax rate on income from continuing operations was 28% (2017: 2%) and 18% (2017:4%), respectively.

The effective tax rate for the three and nine months ended September 30, 2018 has been affected by certain provisions of the U.S. Tax Cuts and Jobs Act (Tax Act) passed in December, 2017, which reduces the U.S. federal corporate income tax rate from 35% to 21% along with anti-deferral provisions related to non-U.S. operations, new limitations on certain deductions required under the Tax Act, and reductions in the quantum of and tax benefit associated with U.S. integration costs over the prior year.

The Company continued to assess the financial statement impact of the applicable provisions of the Tax Act upon enactment during the three and nine months ended September 30, 2018 and based on these assessments, income tax expense increased by $60.0 million and $37.9 million during these periods, respectively. The increase in tax expense recorded during the three and nine months ended September 30, 2018 was due to i) an adjustment to the U.S. deferred tax balances recorded as of December 31, 2017 related to the corporate income tax rate reduction of a $15.0 million tax expense and $7.1 million tax benefit, respectively; and ii) an increase to income tax expense of $45.0 million related to the repatriation toll charge. The change in the toll charge was partially driven by an adjustment of $31.0 million related to the tax rates applied to certain drivers of the provisional repatriation toll charge in 2017, as well as the finalization of inputs to the calculation of the repatriation toll charge and the refinement of the Company’s computation for the various guidance and regulations issued during 2018. The changes to its original tax reform impacts increased the effective tax rate for the three and nine months ended September 30, 2018 by 8% and 2%, respectively.

It is expected that additional interpretive guidance will be issued during the measurement period that may change how the Company has computed the provisional amounts for the year ended December 31, 2017. The Company will continue to assess the impact of the Tax Act during the measurement period and will record any adjustments to its provisional estimates as needed during the remainder of the measurement period and continues to assert that all amounts recorded and disclosed to date remain provisional.

The effective tax rate for the three and nine months ended September 30, 2017 was affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction as well as significant acquisition and integration costs. Additionally, certain discrete tax adjustments were recorded during the year, which contributed to the low effective rate, including a tax benefit associated with the filing of the US tax returns and reversal of prior period income tax reserves.

21.    Earnings Per Share

The following table reconciles net income and the weighted average ordinary shares outstanding for basic and diluted earnings per share (EPS) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Income from continuing operations, net of taxes	$537.2	$551.2	$1,703.3	$1,147.5
(Loss)/Gain from discontinued operations, net of taxes	—	(0.4)	—	18.6
Numerator for basic and diluted earnings per share	$537.2	$550.8	$1,703.3	$1,166.1

Weighted average number of shares:
Basic	914.0	907.2	912.0	905.9
Effect of dilutive shares:
Share-based awards to employees	7.1	4.4	4.9	6.2
Diluted	921.1	911.6	916.9	912.1

Weighted average number of basic shares excludes shares purchased by the Employee Benefit Trust and those under the shares buy-back program, which are both presented by Shire as treasury stock. Share-based awards to employees are calculated using the treasury method.

The share equivalents not included in the calculation of the diluted weighted average number of shares are shown below:

	Three months ended September 30,		Nine months ended September 30,
(Number of shares in millions)	2018	2017	2018	2017
Share-based awards to employees	10.0	16.2	13.4	14.8

Certain stock options have been excluded from the calculation of diluted EPS for three and nine months ended September 30, 2018 and 2017 because either their exercise prices exceeded Shire’s average share price during the calculation period, the required performance conditions were not satisfied as of the balance sheet date or their inclusion would have been antidilutive.

22.    Share-based Compensation Plans

Total share-based compensation recorded by the Company during the three and nine months ended September 30, 2018 and 2017 by line item is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Cost of sales	$6.3	$17.4	$21.2	$30.1
Research and development	10.0	3.2	35.5	22.9
Selling, general and administrative	29.5	30.9	75.2	94.1
Integration and acquisition costs	3.0	1.8	3.8	12.6
Total	48.8	53.3	135.7	159.7
Less tax	(7.8)	(13.3)	(22.2)	(42.9)
	$41.0	$40.0	$113.5	$116.8

For further details on existing share-based compensation plans, refer to Note 23, Share-based Compensation Plans, of Shire's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company amended the mix of performance share units to include market condition, based on relative total shareholder return, commencing with the 2018 annual grant.

During the nine months ended September 30, 2018, the Company made equity compensation grants to employees consisting of 10.8 million stock-settled share appreciation rights (SARs), 3.0 million restricted stock units (RSUs), and 0.9 million performance share units (PSUs) equivalent in ordinary shares.

23.    Commitments and Contingencies

Leases

The Company leases land, facilities, motor vehicles, and certain equipment under operating leases expiring through 2045. For the three and nine months ended September 30, 2018 lease and rental expense amounted to $49.4 million and $136.9 million (2017: $41.7 million and $126.7 million, respectively), which is predominately included within Cost of sales and SG&A expenses in these Unaudited Consolidated Statement of Operations.

Letters of credit and guarantees

As of September 30, 2018 and December 31, 2017, the Company had irrevocable standby letters of credit and guarantees with various banks and insurance companies totaling $249.5 million and $224.8 million (being the contractual amounts), respectively, providing security for the Company’s performance of various obligations. These obligations are primarily in respect of the recoverability of insurance claims, lease obligations, and supply commitments.

Commitments

Clinical testing

As of September 30, 2018, the Company had committed to pay approximately $1,451.3 million (December 31, 2017: $1,409.9 million) to contract vendors for administering and executing clinical trials. The timing of these payments is dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities.

Contract manufacturing

As of September 30, 2018, the Company had committed to pay approximately $910.8 million (December 31, 2017: $467.2 million) in respect of contract manufacturing. The Company expects to pay $169.5 million of these commitments in 2018.

Other purchasing commitments

As of September 30, 2018, the Company had committed to pay approximately $1,363.0 million (December 31, 2017: $1,692.5 million) for future purchases of goods and services, predominantly relating to active pharmaceutical ingredients sourcing. The Company expects to pay $839.4 million of these commitments in 2018.

Investment commitments

As of September 30, 2018, the Company had outstanding commitments to purchase common stock and interests in companies and partnerships, respectively, for amounts totaling $48.0 million (December 31, 2017: $48.9 million), which may all be payable during 2018, depending on the timing of capital calls. The investment commitments include additional funding to certain variable interest entities (VIEs) for which Shire is not the primary beneficiary.

Capital commitments

As of September 30, 2018, the Company had committed to spend $348.8 million (December 31, 2017: $328.2 million) on capital projects.

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

24.    Legal and Other Proceedings

The Company expenses legal costs when incurred.

The Company recognizes loss contingency provisions for probable losses when management is able to reasonably estimate the loss. When the estimated loss lies within a range, the Company records a loss contingency provision based on its best estimate of the probable loss. If no particular amount within that range is a better estimate than any other amount, the minimum amount is recorded. Estimates of losses may be developed before the ultimate loss is known, and are therefore refined each accounting period as additional information becomes known. An outcome that deviates from the Company’s estimate may result in an additional expense or release in a future accounting period. As of September 30, 2018, provision for litigation losses, insurance claims, and other disputes totaled $82.0 million (December 31, 2017: $76.2 million).

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

25.    Segment Reporting

In the first quarter of 2018, the Company announced a change to its internal structure to create two distinct business segments within Shire: a Rare Disease division and a Neuroscience division. The change was based on the Board's conclusion that the Neuroscience business warranted additional focus and investment and that there was a strong business rationale for creating the two divisions.

In the second quarter of 2018, the Company returned to a single segment approach to managing its business. This decision was precipitated by the Shire Board's acceptance of Takeda's offer to acquire the Company and reflects the Company’s focus on the performance of the entire business as it operates in this current environment. This step was taken to more closely align with how the financial information is viewed by the Executive Committee (Shire’s chief operating decision maker) for the purposes of making resource allocation decisions and assessing the performance of the business. Additionally, in the second quarter of 2018, the Company introduced a new product franchise called Established Brands to capture revenue for its non-promoted products that are facing or could face generic competition, such as LIALDA and PENTASA. Comparative financial information for 2017 was retrospectively restated herein.

In the periods set out below, U.S. and International Product sales by franchise were as follows:

	Three months ended
	September 30, 2018			September 30, 2017
(In millions)	U.S. Sales	International Sales	Total Sales	U.S. Sales	International Sales	Total Sales
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$530.7	$125.2	$655.9	$486.6	$118.5	$605.1
HEREDITARY ANGIOEDEMA	291.3	37.7	329.0	235.8	32.6	268.4
BIO THERAPEUTICS	91.9	120.4	212.3	86.3	110.3	196.6
Immunology	913.9	283.3	1,197.2	808.7	261.4	1,070.1
HEMOPHILIA	386.6	349.3	735.9	357.5	367.8	725.3
INHIBITOR THERAPIES	44.7	124.4	169.1	70.6	120.1	190.7
Hematology	431.3	473.7	905.0	428.1	487.9	916.0
VYVANSE	528.5	66.5	595.0	476.8	61.6	538.4
ADDERALL XR	71.5	4.8	76.3	99.4	6.6	106.0
MYDAYIS	19.3	—	19.3	10.2	—	10.2
Other Neuroscience(1)	0.9	40.2	41.1	6.7	29.8	36.5
Neuroscience	620.2	111.5	731.7	593.1	98.0	691.1
ELAPRASE	41.7	128.9	170.6	41.4	111.5	152.9
REPLAGAL	—	123.0	123.0	—	117.2	117.2
VPRIV	39.0	48.8	87.8	37.5	52.1	89.6
Genetic Diseases	80.7	300.7	381.4	78.9	280.8	359.7
LIALDA/MEZAVANT	88.9	30.2	119.1	61.4	25.3	86.7
PENTASA	65.7	—	65.7	72.1	—	72.1
Other Established Brands(2)	10.7	21.0	31.7	11.4	20.3	31.7
Established Brands	165.3	51.2	216.5	144.9	45.6	190.5
GATTEX/REVESTIVE	82.2	14.9	97.1	72.6	12.3	84.9
NATPARA/NATPAR	47.8	3.2	51.0	39.1	—	39.1
Other Internal Medicine(3)	0.1	28.9	29.0	0.6	35.9	36.5
Internal Medicine	130.1	47.0	177.1	112.3	48.2	160.5
Ophthalmics	92.1	1.3	93.4	77.4	—	77.4
Oncology (4)	33.4	17.1	50.5	47.2	21.3	68.5
Total product sales	$2,467.0	$1,285.8	$3,752.8	$2,290.6	$1,243.2	$3,533.8
(1) Other Neuroscience includes INTUNIV, EQUASYM, and BUCCOLAM.
(2) Other Established Brands includes FOSRENOL and CARBATROL.
(3) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
(4) Results include the Oncology franchise until the date of its sale on August 31, 2018.

In the periods set out below, Royalties and other revenues were as follows:

	Three months ended
(In millions)	September 30, 2018	September 30, 2017
Royalties	$45.1	$111.4
Other revenues	73.8	52.4
Royalties and other revenues	$118.9	$163.8

	Nine months ended
	September 30, 2018			September 30, 2017
(In millions)	U.S. Sales	International Sales	Total Sales	U.S. Sales	International Sales	Total Sales
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$1,409.6	$416.3	$1,825.9	$1,299.9	$314.0	$1,613.9
HEREDITARY ANGIOEDEMA	949.9	113.1	1,063.0	878.9	89.5	968.4
BIO THERAPEUTICS	254.8	328.9	583.7	231.9	314.8	546.7
Immunology	2,614.3	858.3	3,472.6	2,410.7	718.3	3,129.0
HEMOPHILIA	1,152.6	1,072.8	2,225.4	1,082.1	1,037.5	2,119.6
INHIBITOR THERAPIES	160.5	422.7	583.2	217.4	414.5	631.9
Hematology	1,313.1	1,495.5	2,808.6	1,299.5	1,452.0	2,751.5
VYVANSE	1,572.3	207.5	1,779.8	1,445.4	174.9	1,620.3
ADDERALL XR	219.4	12.7	232.1	225.9	16.4	242.3
MYDAYIS	40.4	—	40.4	25.9	—	25.9
Other Neuroscience(1)	6.0	111.8	117.8	13.5	77.8	91.3
Neuroscience	1,838.1	332.0	2,170.1	1,710.7	269.1	1,979.8
ELAPRASE	126.6	338.9	465.5	119.4	335.1	454.5
REPLAGAL	—	372.8	372.8	—	349.0	349.0
VPRIV	113.9	153.4	267.3	110.3	147.0	257.3
Genetic Diseases	240.5	865.1	1,105.6	229.7	831.1	1,060.8
LIALDA/MEZAVANT	194.8	92.2	287.0	402.0	67.6	469.6
PENTASA	215.6	—	215.6	224.5	—	224.5
Other Established Brands(2)	43.8	62.1	105.9	67.0	55.3	122.3
Established Brands	454.2	154.3	608.5	693.5	122.9	816.4
GATTEX/REVESTIVE	280.2	46.6	326.8	193.3	35.9	229.2
NATPARA/NATPAR	153.5	7.3	160.8	103.2	0.1	103.3
Other Internal Medicine(3)	0.8	100.5	101.3	1.3	103.9	105.2
Internal Medicine	434.5	154.4	588.9	297.8	139.9	437.7
Ophthalmics	252.9	2.9	255.8	173.4	—	173.4
Oncology (4)	124.8	63.6	188.4	135.3	54.0	189.3
Total product sales	$7,272.4	$3,926.1	$11,198.5	$6,950.6	$3,587.3	$10,537.9
(1) Other Neuroscience includes INTUNIV, EQUASYM, and BUCCOLAM.
(2) Other Established Brands includes FOSRENOL and CARBATROL.
(3) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
(4) Results include the Oncology franchise until the date of its sale on August 31, 2018.

In the periods set out below, Royalties and other revenues were as follows:

	Nine months ended
(In millions)	September 30, 2018	September 30, 2017
Royalties	$175.4	$329.7
Other revenues	183.0	148.1
Royalties and other revenues	$358.4	$477.8

26.    Agreements and Transactions with Baxter

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

During the three and nine months ended September 30, 2018, the Company reported revenues associated with the manufacturing and supply agreement with Baxter of approximately $57.6 million and $142.6 million, respectively (2017: $35.8 million and $106.5 million, respectively) and Selling, general and administrative expense associated with the transition services agreement with Baxter of approximately $0.3 million and $10.2 million, respectively and (2017: $9.8 million and $43.5 million, respectively). Net tax-related indemnification liabilities as of September 30, 2018, associated with the tax matters agreement with Baxter are discussed in Note 23, Commitments and Contingencies, of these Unaudited Consolidated Financial Statements.

27.    Guarantor Financial Information

On June 3, 2016, Shire plc provided full and unconditional, joint and several guarantees of the floating rate senior notes due 2018, 2.000% senior notes due 2018 (repaid upon maturity in June 2018), 2.875% senior notes due 2020, 3.600% senior notes due 2022, 4.000% senior notes due 2025, and 5.250% senior notes due 2045 (collectively, "Baxalta Notes"), of Baxalta Inc., a 100% owned subsidiary of the Company. Amounts related to Baxalta Inc. and its subsidiaries are included in the condensed consolidating financial information for periods subsequent to June 3, 2016, the date of Baxalta Inc.'s acquisition.

On September 23, 2016, Shire plc provided full and unconditional, joint and several guarantees of the 1.900% senior notes due 2019, 2.400% senior notes due 2021, 2.875% senior notes due 2023, and 3.200% senior notes due 2026, of SAIIDAC (collectively, "SAIIDAC Notes"), a 100% owned subsidiary of the Company.

On December 1, 2016, Baxalta Inc. became a guarantor to the SAIIDAC Notes. Accordingly, both Baxalta Inc. and Shire plc are now co-guarantors of the SAIIDAC Notes.

On September 11, 2018, Shire purchased an aggregate of $2.3 billion in principal amount of Baxalta Notes. For further information, refer to Note 17, Borrowings and Capital Leases, to these unaudited Consolidated Financial Statements.

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

•	Eliminations - primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions.

The Unaudited Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
(Unaudited, In millions)
As of September 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$193.2	$193.2	$—	$193.2
Restricted cash	—	—	—	39.9	39.9	—	39.9
Accounts receivable, net	—	—	—	3,207.4	3,207.4	—	3,207.4
Inventories	—	—	—	3,458.7	3,458.7	—	3,458.7
Other current assets	—	1.5	81.2	817.4	818.9	—	900.1
Intercompany receivables	—	41.0	—	7,811.8	7,852.8	(7,852.8)	—
Short term intercompany loan receivable	—	4,210.3	—	—	4,210.3	(4,210.3)	—
Total current assets	—	4,252.8	81.2	15,528.4	19,781.2	(12,063.1)	7,799.3
Non-current assets:
Investments	44,695.6	—	38,547.8	13,312.3	13,312.3	(96,085.0)	470.7
Property, plant and equipment (PP&E), net	—	—	4.6	6,448.4	6,448.4	—	6,453.0
Goodwill	—	—	—	19,095.0	19,095.0	—	19,095.0
Intangible assets, net	—	—	—	29,625.4	29,625.4	—	29,625.4
Deferred tax asset	—	—	304.1	151.2	151.2	(304.1)	151.2
Long term intercompany loan receivable	—	8,763.6	3,507.0	—	8,763.6	(12,270.6)	—
Other non-current assets	—	1.9	—	169.4	171.3	—	171.3
Total assets	$44,695.6	$13,018.3	$42,444.7	$84,330.1	$97,348.4	$(120,722.8)	$63,765.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6.4	$8.0	$33.6	$3,977.1	$3,985.1	$—	$4,025.1
Short term borrowings and capital leases	—	4,210.3	—	38.4	4,248.7	—	4,248.7
Intercompany payables	3,612.5	—	4,240.3	—	—	(7,852.8)	—
Short term intercompany loan payable	—	—	—	4,210.3	4,210.3	(4,210.3)	—
Other current liabilities	—	—	3.8	234.0	234.0	—	237.8
Total current liabilities	3,618.9	4,218.3	4,277.7	8,459.8	12,678.1	(12,063.1)	8,511.6
Long term borrowings and capital leases	—	8,763.6	1,939.9	394.5	9,158.1	—	11,098.0
Deferred tax liability	—	—	—	4,875.3	4,875.3	(304.1)	4,571.2
Long term intercompany loan payable	3,786.5	—	—	8,484.1	8,484.1	(12,270.6)	—
Other non-current liabilities	—	—	60.3	2,234.6	2,234.6	—	2,294.9
Total liabilities	7,405.4	12,981.9	6,277.9	24,448.3	37,430.2	(24,637.8)	26,475.7
Total equity	37,290.2	36.4	36,166.8	59,881.8	59,918.2	(96,085.0)	37,290.2
Total liabilities and equity	$44,695.6	$13,018.3	$42,444.7	$84,330.1	$97,348.4	$(120,722.8)	$63,765.9

Condensed Consolidating Balance Sheets
(Unaudited, In millions)
As of December 31, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.5	$471.9	$471.9	$—	$472.4
Restricted cash	—	—	—	39.4	39.4	—	39.4
Accounts receivable, net	—	—	—	3,009.8	3,009.8	—	3,009.8
Inventories	—	—	—	3,291.5	3,291.5	—	3,291.5
Other current assets	—	1.6	95.2	698.5	700.1	—	795.3
Intercompany receivables	—	120.2	—	4,682.3	4,802.5	(4,802.5)	—
Short term intercompany loan receivable	—	2,006.3	—	—	2,006.3	(2,006.3)	—
Total current assets	—	2,128.1	95.7	12,193.4	14,321.5	(6,808.8)	7,608.4
Non-current assets:
Investments	43,204.3	—	38,924.6	13,059.4	13,059.4	(94,947.2)	241.1
Property, plant and equipment (PP&E), net	—	—	7.6	6,627.8	6,627.8	—	6,635.4
Goodwill	—	—	—	19,831.7	19,831.7	—	19,831.7
Intangible assets, net	—	—	—	33,046.1	33,046.1	—	33,046.1
Deferred tax asset	—	—	304.1	188.8	188.8	(304.1)	188.8
Long term intercompany loan receivable	—	12,050.2	1,609.3	—	12,050.2	(13,659.5)	—
Other non-current assets	—	2.8	—	202.6	205.4	—	205.4
Total assets	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$0.2	$85.9	$18.1	$4,080.3	$4,166.2	$—	$4,184.5
Short term borrowings and capital leases	—	2,006.3	748.8	33.6	2,039.9	—	2,788.7
Intercompany payables	3,585.3	—	1,217.2	—	—	(4,802.5)	—
Short term intercompany loan payable	—	—	—	2,006.3	2,006.3	(2,006.3)	—
Other current liabilities	573.5	—	10.7	324.6	324.6	—	908.8
Total current liabilities	4,159.0	2,092.2	1,994.8	6,444.8	8,537.0	(6,808.8)	7,882.0
Long term borrowings and capital leases	—	12,050.2	4,308.9	393.3	12,443.5	—	16,752.4
Deferred tax liability	—	—	—	5,052.3	5,052.3	(304.1)	4,748.2
Long term intercompany loan payable	2,868.9	—	—	10,790.6	10,790.6	(13,659.5)	—
Other non-current liabilities	—	—	70.0	2,127.9	2,127.9	—	2,197.9
Total liabilities	7,027.9	14,142.4	6,373.7	24,808.9	38,951.3	(20,772.4)	31,580.5
Total equity	36,176.4	38.7	34,567.6	60,340.9	60,379.6	(94,947.2)	36,176.4
Total liabilities and equity	$43,204.3	$14,181.1	$40,941.3	$85,149.8	$99,330.9	$(115,719.6)	$67,756.9

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Three months ended September 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$3,752.8	$3,752.8	$—	$3,752.8
Royalties and other revenues	—	—	—	118.9	118.9	—	118.9
Total revenues	—	—	—	3,871.7	3,871.7	—	3,871.7
Costs and expenses:
Cost of sales	—	—	—	1,157.6	1,157.6	—	1,157.6
Research and development	—	—	—	407.2	407.2	—	407.2
Selling, general and administrative	(14.5)	—	—	851.3	851.3	—	836.8
Amortization of acquired intangible assets	—	—	—	433.7	433.7	—	433.7
Integration and acquisition costs	45.0	—	5.3	42.7	42.7	—	93.0
Reorganization costs	—	—	—	254.8	254.8	—	254.8
Gain on sale of Oncology franchise and product rights	—	—	—	(267.2)	(267.2)	—	(267.2)
Total operating expenses	30.5	—	5.3	2,880.1	2,880.1	—	2,915.9

Operating income/(loss) from continuing operations	(30.5)	—	(5.3)	991.6	991.6	—	955.8

Interest income/(expense), net	(43.7)	5.6	(37.1)	(48.7)	(43.1)	—	(123.9)
Other income/(expense), net	0.2	—	(24.8)	(71.5)	(71.5)	—	(96.1)
Total other income/(expense), net	(43.5)	5.6	(61.9)	(120.2)	(114.6)	—	(220.0)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(74.0)	5.6	(67.2)	871.4	877.0	—	735.8
Income taxes	0.2	(2.4)	15.2	(216.3)	(218.7)	—	(203.3)
Equity in earnings/(losses) of equity method investees, net of taxes	611.0	—	(74.2)	4.7	4.7	(536.8)	4.7
Income/(loss) from continuing operations, net of taxes	537.2	3.2	(126.2)	659.8	663.0	(536.8)	537.2
Net income/(loss)	537.2	3.2	(126.2)	659.8	663.0	(536.8)	537.2
Comprehensive income/(loss)	$436.0	$3.2	$(220.3)	$558.6	$561.8	$(341.5)	$436.0

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Nine months ended September 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$11,198.5	$11,198.5	$—	$11,198.5
Royalties and other revenues	—	—	—	358.4	358.4	—	358.4
Total revenues	—	—	—	11,556.9	11,556.9	—	11,556.9
Costs and expenses:
Cost of sales	—	—	—	3,398.3	3,398.3	—	3,398.3
Research and development	—	—	—	1,240.0	1,240.0	—	1,240.0
Selling, general and administrative	76.4	—	7.2	2,465.7	2,465.7	—	2,549.3
Amortization of acquired intangible assets	—	—	—	1,375.3	1,375.3	—	1,375.3
Integration and acquisition costs	142.7	—	7.4	361.9	361.9	—	512.0
Reorganization costs	—	—	—	268.9	268.9	—	268.9
Gain on sale of Oncology franchise and product rights	—	—	—	(267.2)	(267.2)	—	(267.2)
Total operating expenses	219.1	—	14.6	8,842.9	8,842.9	—	9,076.6

Operating income/(loss) from continuing operations	(219.1)	—	(14.6)	2,714.0	2,714.0	—	2,480.3

Interest income/(expense), net	(110.4)	(2.2)	(91.6)	(169.1)	(171.3)	—	(373.3)
Other income/(expense), net	—	—	(23.9)	(20.0)	(20.0)	—	(43.9)
Total other income/(expense), net	(110.4)	(2.2)	(115.5)	(189.1)	(191.3)	—	(417.2)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(329.5)	(2.2)	(130.1)	2,524.9	2,522.7	—	2,063.1
Income taxes	17.4	0.6	28.4	(417.4)	(416.8)	—	(371.0)
Equity in earnings/(losses) of equity method investees, net of taxes	2,015.4	—	243.2	11.2	11.2	(2,258.6)	11.2
Income/(loss) from continuing operations, net of taxes	1,703.3	(1.6)	141.5	2,118.7	2,117.1	(2,258.6)	1,703.3
Net income/(loss)	1,703.3	(1.6)	141.5	2,118.7	2,117.1	(2,258.6)	1,703.3
Comprehensive income/(loss)	$954.7	$(1.6)	$(538.7)	$1,370.1	$1,368.5	$(829.8)	$954.7

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Three months ended September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$3,533.8	$3,533.8	$—	$3,533.8
Royalties and other revenues	—	—	—	163.8	163.8	—	163.8
Total revenues	—	—	—	3,697.6	3,697.6	—	3,697.6
Costs and expenses:
Cost of sales	—	—	—	1,001.4	1,001.4	—	1,001.4
Research and development	—	—	—	402.8	402.8	—	402.8
Selling, general and administrative	6.1	—	4.0	849.6	849.6	—	859.7
Amortization of acquired intangible assets	—	—	—	482.4	482.4	—	482.4
Integration and acquisition costs	—	—	9.2	227.8	227.8	—	237.0
Reorganization costs	—	—	—	5.4	5.4	—	5.4
Loss on sale of product rights	—	—	—	0.3	0.3	—	0.3
Total operating expenses	6.1	—	13.2	2,969.7	2,969.7	—	2,989.0

Operating income/(loss) from continuing operations	(6.1)	—	(13.2)	727.9	727.9	—	708.6

Interest income/(expense), net	(48.0)	3.0	(23.6)	(71.7)	(68.7)	—	(140.3)
Other income/(expense), net	—	—	4.4	(4.6)	(4.6)	—	(0.2)
Total other income/(expense), net	(48.0)	3.0	(19.2)	(76.3)	(73.3)	—	(140.5)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(54.1)	3.0	(32.4)	651.6	654.6	—	568.1
Income taxes	0.9	0.6	(8.9)	(6.1)	(5.5)	—	(13.5)
Equity in earnings/(losses) of equity method investees, net of taxes	604.0	—	(79.8)	(3.3)	(3.3)	(524.3)	(3.4)
Income/(loss) from continuing operations, net of taxes	550.8	3.6	(121.1)	642.2	645.8	(524.3)	551.2
Loss from discontinued operations, net of taxes	—	—	—	(0.4)	(0.4)	—	(0.4)
Net income/(loss)	550.8	3.6	(121.1)	641.8	645.4	(524.3)	550.8
Comprehensive income/(loss)	$1,319.8	$3.6	$581.0	$1,411.2	$1,414.8	$(1,995.8)	$1,319.8

Condensed Consolidating Statements of Operations
(Unaudited, In millions)
Nine months ended September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
Revenues:
Product sales	$—	$—	$—	$10,537.9	$10,537.9	$—	$10,537.9
Royalties and other revenues	—	—	—	477.8	477.8	—	477.8
Total revenues	—	—	—	11,015.7	11,015.7	—	11,015.7
Costs and expenses:
Cost of sales	—	—	—	3,437.3	3,437.3	—	3,437.3
Research and development	—	—	—	1,324.5	1,324.5	—	1,324.5
Selling, general and administrative	24.2	—	15.3	2,608.2	2,608.2	—	2,647.7
Amortization of acquired intangible assets	—	—	—	1,280.5	1,280.5	—	1,280.5
Integration and acquisition costs	164.7	—	52.3	479.7	479.7	—	696.7
Reorganization costs	—	—	—	24.5	24.5	—	24.5
Loss on sale of product rights	—	—	—	(0.4)	(0.4)	—	(0.4)
Total operating expenses	188.9	—	67.6	9,154.3	9,154.3	—	9,410.8

Operating income/(loss) from continuing operations	(188.9)	—	(67.6)	1,861.4	1,861.4	—	1,604.9

Interest income/(expense), net	(109.1)	14.5	(66.5)	(258.6)	(244.1)	—	(419.7)
Other income/(expense), net	1.8	—	4.3	0.7	0.7	—	6.8
Total other income/(expense), net	(107.3)	14.5	(62.2)	(257.9)	(243.4)	—	(412.9)

Income/(loss) from continuing operations before income taxes and equity in earnings/(losses) of equity method investees	(296.2)	14.5	(129.8)	1,603.5	1,618.0	—	1,192.0
Income taxes	1.7	(3.6)	(45.0)	2.3	(1.3)	—	(44.6)
Equity in earnings/(losses) of equity method investees, net of taxes	1,460.6	—	(119.7)	0.1	0.1	(1,340.9)	0.1
Income/(loss) from continuing operations, net of taxes	1,166.1	10.9	(294.5)	1,605.9	1,616.8	(1,340.9)	1,147.5
Gain from discontinued operations, net of taxes	—	—	—	18.6	18.6	—	18.6
Net income/(loss)	1,166.1	10.9	(294.5)	1,624.5	1,635.4	(1,340.9)	1,166.1
Comprehensive income/(loss)	$3,632.8	$10.9	$2,031.5	$4,088.2	$4,099.1	$(6,130.6)	$3,632.8

Condensed Consolidating Statements of Cash Flows
(Unaudited, In millions)
Nine months ended September 30, 2018	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(251.2)	$(17.4)	$264.2	$2,811.9	$2,794.5	$—	$2,807.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(228.0)	(16,010.0)	(11,268.3)	(32,187.9)	(48,197.9)	59,694.2	—
Proceeds from sale of Oncology franchise	—	—	—	2,412.2	2,412.2	—	2,412.2
Purchases of PP&E	—	—	—	(564.6)	(564.6)	—	(564.6)
Acquisition of business, net of cash acquired	—	—	—	(104.7)	(104.7)	—	(104.7)
Proceeds from sale of investments	—	—	—	31.8	31.8	—	31.8
Other, net	—	—	—	(97.9)	(97.9)	—	(97.9)
Net cash provided by/(used in) investing activities	(228.0)	(16,010.0)	(11,268.3)	(30,511.1)	(46,521.1)	59,694.2	1,676.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	—	2,685.0	—	1,050.3	3,735.3	—	3,735.3
Repayment of revolving line of credit, long term and short term borrowings	—	(3,780.0)	(3,129.5)	(1,059.5)	(4,839.5)	—	(7,969.0)
Proceeds from/(to) intercompany borrowings	923.5	17,122.4	14,142.0	27,506.3	44,628.7	(59,694.2)	—
Contingent consideration payment	(396.0)	—	—	—	—	—	(396.0)
Payment of dividend	(48.6)	—	—	(228.0)	(228.0)	—	(276.6)
Proceeds from issuance of stock for share-based compensation arrangements	0.3	—	9.1	171.4	171.4	—	180.8
Other, net	—	—	(18.0)	(7.6)	(7.6)	—	(25.6)
Net cash provided by/(used in) financing activities	479.2	16,027.4	11,003.6	27,432.9	43,460.3	(59,694.2)	(4,751.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(11.9)	(11.9)	—	(11.9)
Net decrease in cash, cash equivalents and restricted cash	—	—	(0.5)	(278.2)	(278.2)	—	(278.7)
Cash, cash equivalents and restricted cash at beginning of period	—	—	0.5	511.3	511.3	—	511.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$233.1	$233.1	$—	$233.1

Condensed Consolidating Statements of Cash Flows
(Unaudited, In millions)
Nine months ended September 30, 2017	Shire plc (Parent Guarantor)	SAIIDAC (SAIIDAC Notes Subsidiary Issuer)	Baxalta Inc. (Baxalta Notes Subsidiary Issuer and SAIIDAC Notes Subsidiary Guarantor)	Non-Guarantor Non-Issuer Subsidiaries	Non-Guarantor Subsidiaries of Baxalta Notes	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(102.9)	$(62.9)	$0.6	$2,902.3	$2,839.4	$—	$2,737.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Transactions with subsidiaries	(1,339.3)	(262.9)	(659.3)	(4,209.1)	(4,472.0)	6,470.6	—
Purchases of PP&E	—	—	—	(565.5)	(565.5)	—	(565.5)
Proceeds/(payments) from sale of investments	—	—	(9.8)	57.9	57.9	—	48.1
Other, net	—	—	—	34.8	34.8	—	34.8
Net cash provided by/(used in) investing activities	(1,339.3)	(262.9)	(669.1)	(4,681.9)	(4,944.8)	6,470.6	(482.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long term and short term borrowings	2,110.0	1,150.0	—	1.6	1,151.6	—	3,261.6
Repayment of revolving line of credit, long term and short term borrowings	(2,560.0)	(3,100.0)	—	(4.5)	(3,104.5)	—	(5,664.5)
Proceeds from/(to) intercompany borrowings	1,919.6	2,275.8	623.9	1,651.3	3,927.1	(6,470.6)	—
Payment of dividend	(27.6)	—	—	(207.1)	(207.1)	—	(234.7)
Proceeds from issuance of stock for share-based compensation arrangements	0.2	—	4.6	87.4	87.4	—	92.2
Other, net	—	—	(0.8)	(25.4)	(25.4)	—	(26.2)
Net cash provided by/(used in) financing activities	1,442.2	325.8	627.7	1,503.3	1,829.1	(6,470.6)	(2,571.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	6.2	6.2	—	6.2
Net decrease in cash and cash equivalents and restricted cash	—	—	(40.8)	(270.1)	(270.1)	—	(310.9)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	41.7	512.8	512.8	—	554.5
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$0.9	$242.7	$242.7	$—	$243.6

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

Significant Events in the three months ended September 30, 2018 and Recent Developments

Corporate

•
The acquisition of Shire by Takeda is expected to close in the first half of 2019, subject to receipt of additional regulatory clearances and approval by the shareholders of both companies. Takeda has already received clearances from regulatory agencies in the U.S., Japan, China, and other countries and is in discussions with the European Commission as part of its Phase 1 review of the proposed acquisition.

Business Development

Sale of Oncology franchise

•
On August 31, 2018, Shire announced it had completed the sale of its Oncology franchise to Servier for $2.4 billion. The franchise included the global rights to ONCASPAR and ex-US and ex-Taiwan rights to ONIVYDE, as well as Oncology pipeline assets.

Acquisition of sanaplasma AG

•
On September 6, 2018, Shire announced the acquisition of sanaplasma AG, a source plasma collection company headquartered in Switzerland. Sanaplasma AG adds 14 new centers in the Czech Republic and Hungary to Shire’s European-based plasma collection network.

Financing

•
On September 11, 2018, Shire completed a $2.3 billion cash tender offer to repurchase certain of its outstanding senior notes. The tender offer was funded from the proceeds of the sale of its Oncology franchise.

Products

TAKHZYRO, a first-of-its-kind monoclonal antibody (mAb) preventive treatment for hereditary angioedema (HAE)

•	On August 23, 2018, Shire announced that the U.S. Food and Drug Administration (FDA) had approved TAKHZYRO injection, for prophylaxis to prevent attacks of HAE in patients 12 years of age and older.

•	On September 20, 2018, Shire announced that Health Canada had authorized TAKHZYRO for routine prevention of attacks of HAE in patients 12 years of age and older.

•
On October 19, 2018, Shire announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) had issued a positive opinion recommending the granting of marketing authorization in the European Union (EU) for lanadelumab for the prevention of HAE attacks.

FIRAZYR for the treatment of HAE attacks in Japan

•
On September 21, 2018, Shire announced that the Ministry of Health, Labour and Welfare in Japan had granted manufacturing and marketing authorization for FIRAZYR, for the acute treatment of HAE attacks in adult patients with HAE.

VEYVONDI, for adults with von Willebrand disease (VWD)

•
On September 12, 2018, Shire announced that the European Commission had granted Marketing Authorization for VEYVONDI, for the treatment of bleeding events and treatment/prevention of surgical bleeding in adults (age 18 and older) with VWD when desmopressin treatment alone is ineffective or not indicated.

INTUNIV, for the treatment of attention deficit hyperactivity disorder (ADHD) in adults

•	On August 13, 2018, Shire announced that its partner in Japan, Shionogi & Co., Ltd had submitted a New Drug Application (NDA) for the manufacture and marketing in Japan of INTUNIV.

Pipeline

Prucalopride (SHP555) for the treatment of chronic idiopathic constipation (CIC)

•
On October 18, 2018, Shire announced that the FDA Gastrointestinal Drugs Advisory Committee voted unanimously that the risk-benefit profile of prucalopride supports the approval of this NDA, which has a Prescription Drug User Fee Act (PDUFA) date of December 21, 2018.

Facilities

On October 25, 2018, Shire announced it had filed a second submission to the FDA for approval to manufacture albumin therapy at its new plasma manufacturing facility near Covington, Georgia.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

In the first quarter of 2018, the Company announced a change to its internal structure to create two distinct business segments within Shire: a Rare Disease division and a Neuroscience division. The change was based on the Board's conclusion that the Neuroscience business warranted additional focus and investment and that there was a strong business rationale for creating the two divisions.

In the second quarter of 2018, the Company returned to a single segment approach to managing its business. This decision was precipitated by the Shire Board's acceptance of Takeda's offer to acquire the Company and reflects the Company’s focus on the performance of the entire business as it operates in this current environment. This step was taken to more closely align with how the financial information is viewed by the Executive Committee (Shire’s chief operating decision maker) for the purposes of making resource allocation decisions and assessing the performance of the business. Additionally, in the second quarter of 2018, the Company introduced a new product franchise called Established Brands to capture revenue for its non-promoted products that are facing or could face generic competition, such as LIALDA and PENTASA. Comparative financial information for 2017 was retrospectively restated herein.

Product sales

In the three months ended September 30, 2018, Product sales increased 6% to $3,752.8 million (2017: $3,533.8 million), driven by Immunology, up 12%, Neuroscience up 6%, Genetic Diseases, up 6%, Internal Medicine, up 10%, and Ophthalmics, up 21%.

In the nine months ended September 30, 2018, Product sales increased 6% to $11,198.5 million (2017: $10,537.9 million), driven by Immunology, up 11%, Neuroscience up 10%, Genetic Diseases, up 4%, Internal Medicine, up 35%, and Ophthalmics, up 48%, off-setting the impact of generic competition on Established Brands.

Product sales include TAKHZYRO, which was launched on August 23, 2018, and results for Oncology through August 31, 2018, the date the sale of the franchise was completed.

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Product Sales Growth	2018	2017	Product Sales Growth
Product sales by franchise
IMMUNOGLOBULIN THERAPIES	$655.9	$605.1	8%	$1,825.9	$1,613.9	13%
HEREDITARY ANGIOEDEMA	329.0	268.4	23%	1,063.0	968.4	10%
BIO THERAPEUTICS	212.3	196.6	8%	583.7	546.7	7%
Immunology	1,197.2	1,070.1	12%	3,472.6	3,129.0	11%
HEMOPHILIA	735.9	725.3	1%	2,225.4	2,119.6	5%
INHIBITOR THERAPIES	169.1	190.7	(11)%	583.2	631.9	(8)%
Hematology	905.0	916.0	(1)%	2,808.6	2,751.5	2%
VYVANSE	595.0	538.4	11%	1,779.8	1,620.3	10%
ADDERALL XR	76.3	106.0	(28)%	232.1	242.3	(4)%
MYDAYIS	19.3	10.2	89%	40.4	25.9	N/M
Other Neuroscience(1)	41.1	36.5	13%	117.8	91.3	29%
Neuroscience	731.7	691.1	6%	2,170.1	1,979.8	10%
ELAPRASE	170.6	152.9	12%	465.5	454.5	2%
REPLAGAL	123.0	117.2	5%	372.8	349.0	7%
VPRIV	87.8	89.6	(2)%	267.3	257.3	4%
Genetic Diseases	381.4	359.7	6%	1,105.6	1,060.8	4%
LIALDA/MEZAVANT	119.1	86.7	37%	287.0	469.6	(39)%
PENTASA	65.7	72.1	(9)%	215.6	224.5	(4)%
Other Established Brands(2)	31.7	31.7	—%	105.9	122.3	(13)%
Established Brands	216.5	190.5	14%	608.5	816.4	(25)%
GATTEX/REVESTIVE	97.1	84.9	14%	326.8	229.2	43%
NATPARA/NATPAR	51.0	39.1	30%	160.8	103.3	56%
Other Internal Medicine(3)	29.0	36.5	(21)%	101.3	105.2	(4)%
Internal Medicine	177.1	160.5	10%	588.9	437.7	35%
Ophthalmics	93.4	77.4	21%	255.8	173.4	48%
Oncology(4)	50.5	68.5	N/M	188.4	189.3	N/M
Total product sales	$3,752.8	$3,533.8	6%	$11,198.5	$10,537.9	6%
N/M: Product sales growth as a percentage is not meaningful due to the sale of the franchise during the quarter or due to product being launched during the period.
(1) Other Neuroscience includes INTUNIV, EQUASYM, and BUCCOLAM.
(2) Other Established Brands includes FOSRENOL and CARBATROL.
(3) Other Internal Medicine includes AGRYLIN, PLENADREN, and RESOLOR.
(4) Results include the Oncology franchise until the date of its sale on August 31, 2018

Immunology
Immunology product sales were $1,197.2 million and $3,472.6 million in the three and nine months ended September 30, 2018, respectively.

Immunoglobulin therapies growth of 8% and 13% in the three and nine months ended September 30, 2018, respectively, was primarily driven by increased demand for subcutaneous and intravenous brands and international sales growth.

HAE product sales increased 23% during the three months ended September 30, 2018, primarily due to higher CINRYZE product sales as three months ended September 30, 2017 included the impact of supply constraints, offset by destocking of FIRAZYR during the three months ended September 30, 2018. HAE product sales during the three months ended September 30, 2018 also included $51.3 million of TAKHZYRO product sales for initial launch stocking.

HAE product sales increased 10% during the nine months ended September 30, 2018, primarily due to stocking for both CINRYZE and FIRAZYR, and partially offset by a decline in CINRYZE demand due to a competitor launch, compared to the corresponding period in 2017. HAE product sales during the nine months ended September 30, 2018 also included $51.3 million of TAKHZYRO product sales for initial launch stocking.

Bio therapeutics sales increased 8% and 7% in the three and nine months ended September 30, 2018, respectively, driven by volume demand.

Hematology
Hematology product sales were $905.0 million and $2,808.6 million in the three and nine months ended September 30, 2018, respectively.

Hemophilia sales increased 1% and 5% in the three and nine months ended September 30, 2018, respectively, driven by volume demand, primarily related to ADYNOVATE.

Sales of inhibitor therapies decreased 11% and 8% in the three and nine months ended September 30, 2018, respectively, due to new competition.

Neuroscience
Neuroscience product sales were $731.7 million and $2,170.1 million in the three and nine months ended September 30, 2018, respectively.

VYVANSE product sales increased 11% and 10% in the three and nine months ended September 30, 2018, respectively, due to a U.S. price increase and continued growth in the Company's international markets.

Genetic Diseases
Genetic Diseases product sales were $381.4 million and $1,105.6 million in the three and nine months ended September 30, 2018, respectively.

Genetic Diseases product sales increased 6% during the three months ended September 30, 2018, driven by increased sales for ELAPRASE and REPLAGAL primarily in the international markets, compared to the corresponding period in 2017.

Genetic Diseases product sales increased 4% during the nine months ended September 30, 2018, primarily driven by stocking and favorable foreign exchange, compared to the corresponding period in 2017.

Established Brands
Established Brands product sales were $216.5 million and $608.5 million in the three and nine months ended September 30, 2018, respectively.

LIALDA/MEZAVANT product sales increased 37% during the three months ended September 30, 2018, due to favorable sales deductions and stocking, compared to the corresponding period in 2017.

LIALDA/MEZAVANT product sales decreased 39% during the nine months ended September 30, 2018 was due to generic competition which began in the second half of 2017.

Internal Medicine
Internal Medicine product sales were $177.1 million and $588.9 million in the three and nine months ended September 30, 2018, respectively.

During the three months ended September 30, 2018, GATTEX/REVESTIVE product sales increased 14% and NATPARA/NATPAR product sales increased 30%, driven by demand growth, compared to the corresponding period in 2017.

During the nine months ended September 30, 2018, GATTEX/REVESTIVE product sales increased 43% and NATPARA/NATPAR product sales increased 56%, driven by demand growth, and to a lesser extent, the benefit of price increases, compared to the corresponding period in 2017.

Ophthalmics
Ophthalmics product sales increased 21% and 48% to $93.4 million and $255.8 million during the three and nine months ended September 30, 2018, respectively, due to XIIDRA demand growth.

Oncology
As a result of the sale of Shire's Oncology franchise, completed on August 31, 2018, Oncology product sales decreased to $50.5 million (2017: $68.5 million) and $188.4 million (2017: 189.3 million) in the three and nine months ended September 30, 2018, respectively.

Royalties and other revenues

The following table provides an analysis of Shire’s income from royalties and other revenues:

Royalties and other revenues	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change %	2018	2017	Change %
Royalties	$45.1	$111.4	(60)%	$175.4	$329.7	(47)%
Other revenues	73.8	52.4	41%	183.0	148.1	24%
Total royalties and other revenues	$118.9	163.8	(27)%	$358.4	$477.8	(25)%

Royalties and other revenues decreased 27% and 25%, respectively, during the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017, primarily due to certain royalty expirations, the reclassification of ADDERALL XR from royalty revenue to product sales, and other changes required under the new revenue accounting standard.

Cost of sales

Cost of sales as a percentage of Total revenues increased from 27% to 30% in the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to lower gross margins as the third quarter of 2017 reflected favorability from the timing of changes in the costs to manufacture certain products.

Cost of sales as a percentage of Total revenues decreased from 31% to 29% for the nine months ended September 30, 2018 compared to the corresponding periods in 2017, due to lower expense related to the unwind of inventory fair value adjustments.

For the three and nine months ended September 30, 2018, Cost of sales included depreciation of $89.4 million and $228.2 million, respectively (2017: $70.1 million and $209.2 million, respectively).

R&D

In the three and nine months ended September 30, 2018, Research and development expenses increased by $4.4 million and decreased by $84.5 million, or up 1% and down 6%, respectively, compared to the corresponding periods in 2017. The increase during the three months ended September 30, 2018 was primarily due to continued investment in late stage and launch programs offset by savings on discontinued programs. The decrease during the nine months ended September 30, 2018 was primarily due to significant milestone and upfront payments associated with license arrangements incurred in 2017 that did not recur in 2018.

For the three and nine months ended September 30, 2018, Research and development expenses included depreciation of $10.9 million and $31.3 million, respectively (2017: $10.8 million and $37.0 million, respectively).

SG&A

In the three and nine months ended September 30, 2018, Selling, general and administrative expenses decreased by $22.9 million and $98.4 million, respectively, compared to the corresponding periods in 2017, primarily due to the benefits of on-going cost discipline and operating synergies partially offset by increased depreciation.

For the three and nine months ended September 30, 2018, Selling, general and administrative expenses included depreciation of $57.3 million and $173.3 million, respectively (2017: $39.0 million and $117.3 million, respectively).

Amortization of acquired Intangible assets

For the three and nine months ended September 30, 2018, Shire recorded Amortization of acquired Intangible assets of $433.7 million and $1,375.3 million, respectively, compared to $482.4 million and $1,280.5 million, respectively, in the corresponding periods in 2017. The decrease for the three months ended September 2018 is primarily related to amortization for CINRYZE and the sale of Oncology assets, including ONCASPAR and ONIVYDE, partially offset by amortization for TAKHZYRO, which was approved in the third quarter of 2018. The increase for the nine months ended September 2018 is primarily related to the acceleration of CINRYZE amortization and launch of TAKHZYRO, offset by the sale of the Oncology franchise.

Integration and acquisition costs

In the three and nine months ended September 30, 2018, Shire recorded Integration and acquisition costs of $93.0 million and $512.0 million, respectively, compared to $237.0 million and $696.7 million, respectively, in the corresponding periods in 2017. These costs relate to the continued integration of Baxalta, which was acquired in June 2016, Takeda's proposed acquisition of Shire, and the change in fair value of contingent consideration, primarily related to TAKHZYRO, which was acquired from Dyax in 2016.

The costs associated with the integration of Baxalta include $8.0 million and $151.4 million, respectively, of asset impairments, $12.4 million and $55.5 million, respectively, of third-party professional fees, $4.4 million and $19.2 million, respectively, of expenses associated with facility consolidations, and $5.7 million and $20.7 million, respectively, of employee severance and acceleration of stock compensation for the three and nine months ended September 30, 2018. The Company expects the majority of these expenses, except for certain costs related to facility consolidations, to be paid within 12 months from the date the related expenses were incurred. The integration of Baxalta is estimated to be completed by mid to late 2019.

The costs associated with Takeda’s proposed acquisition include $8.0 million and $72.0 million, respectively, of third-party professional fees and $36.4 million and $40.4 million, respectively, of employee incentives for the three and nine months ended September 30, 2018. The Company expects the majority of these expenses to be paid within 12 months from the date the related expenses were incurred.

In the three and nine months ended September 30, 2018, $54.5 million and $100.4 million are included in the Integration and acquisition costs relating to the change in fair value of contingent consideration payable mainly related to TAKHZYRO.

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

Reorganization Costs

For the three and nine months ended September 30, 2018, Shire recorded Reorganization costs of $254.8 million and $268.9 million, respectively, primarily related to expenses associated with certain office facility closures in Cambridge, MA.

For the three and nine months ended September 30, 2017, Shire recorded Reorganization costs of $5.4 million and $24.5 million, respectively, primarily related to office and manufacturing facility closures.

Other expense, net

For the three and nine months ended September 30, 2018, Shire recorded Other expense, net of $220.0 million and $417.2 million, respectively, compared to $140.5 million and $412.9 million, respectively, in the corresponding periods in 2017. Other expense, net increased primarily due to costs related to the cash tender offer for the repurchase of $2.3 billion of Shire's outstanding senior notes.

Taxation

For the three and nine months ended September 30, 2018, the effective tax rate on income from continuing operations was 28% (2017: 2%) and 18% (2017:4%), respectively.

The effective tax rate for the three and nine months ended September 30, 2018 has been affected by certain provisions of the U.S. Tax Cuts and Jobs Act (Tax Act) passed in December 2017, which reduces the U.S. federal corporate income tax rate from 35% to 21% along with anti-deferral provisions related to non-U.S. operations, new limitations on certain deductions required under the Tax Act, and reductions in the quantum of and tax benefit associated with U.S. integration costs over the prior year.

The Company continued to assess the financial statement impact of the applicable provisions of the Tax Act upon enactment during the three and nine months ended September 30, 2018 and based on these assessments, income tax expense increased by $60.0 million and $37.9 million during these periods, respectively. The increase in tax expense recorded during the three and nine months ended September 30, 2018 was due to i) an adjustment to the U.S. deferred tax balances recorded as of December 31, 2017 related to the corporate income tax rate reduction of a $15.0 million tax expense and $7.1 million tax benefit, respectively; and ii) an increase to income tax expense of $45.0 million related to the repatriation toll charge.The change in the toll charge was partially driven by an adjustment of $31.0 million related to the tax rates applied to certain drivers of the provisional repatriation toll charge in 2017, as well as the finalization of inputs to the calculation of the repatriation toll charge and the refinement of the Company’s computation for the various guidance and regulations issued during 2018. The changes to its original tax reform impacts increased the effective tax rate for the three and nine months ended September 30, 2018 by 8% and 2%, respectively.

It is expected that additional interpretive guidance will be issued during the measurement period that may change how the Company has computed the provisional amounts for the year ended December 31, 2017. The Company will continue to assess the impact of the Tax Act during the measurement period and will record any adjustments to its provisional estimates as needed during the remainder of the measurement period and continues to assert that all amounts recorded and disclosed to date remain provisional.

The effective tax rate for the three and nine months ended September 30, 2017 was affected by the combined impact of the relative quantum of the profit before tax for the period by jurisdiction as well as significant acquisition and integration costs. Additionally, certain discrete tax adjustments were recorded during the year, which contributed to the low effective rate, including a tax benefit associated with the filing of the US tax returns and reversal of prior period income tax reserves.

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

Shire’s Consolidated Balance Sheets include $193.2 million of Cash and cash equivalents as of September 30, 2018.

Shire has a revolving credit facility (RCF) of $2,100.0 million, which matures in 2021, $915.0 million of which was utilized as of September 30, 2018. The RCF incorporates a $250.0 million U.S. dollar and Euro swingline facility operating as a sub-limit thereof.

In connection with the acquisition of Dyax, Shire entered into a $5.6 billion amortizing term loan facility in November 2015. As of September 30, 2018, there was no outstanding balance under this term loan facility as it was fully repaid and canceled on September 28, 2018.

In connection with the acquisition of Baxalta, Shire assumed $5.0 billion of unsecured senior notes previously issued by Baxalta. As of September 30, 2018, a total of $1.9 billion unsecured senior notes are outstanding, following repayment of the $375.0 million floating-rate notes and the $375.0 million fixed-rate notes due June 2018 as well as the repurchase of $2.3 billion of the notes in the third quarter of 2018. In addition, in connection with the acquisition of Baxalta, Shire issued $12.1 billion of unsecured senior notes in September 2016, of which $3.3 billion is due within the next twelve months.

The details of these financing arrangements are included in Note 17, Borrowings and Capital Leases, to these Unaudited Consolidated Financial Statements.

In addition, Shire also has access to certain short-term uncommitted lines of credit which are available to utilize from time to time to provide short-term cash management flexibility. As of September 30, 2018, these lines of credit were not utilized.

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

Sources and uses of cash

The following table provides an analysis of the Company’s gross and net debt position (excluding restricted cash):

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$193.2	$472.4

Long term borrowings (excluding capital leases)	(10,740.7)	(16,410.7)
Short term borrowings (excluding capital leases)	(4,239.2)	(2,781.2)
Capital leases	(366.8)	(349.2)
Total debt	$(15,346.7)	$(19,541.1)
Net debt	$(15,153.5)	$(19,068.7)

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

Cash flow activity

Net cash provided by operating activities increased by $70.4 million, or 3%, to $2,807.5 million (2017: $2,737.1 million) during the nine months ended September 30, 2018, primarily due to improvements in working capital offset by decrease in cash generated from business operations resulting in a favorable comparison period as the nine months ended September 30, 2017 included a payment of $351.6 million associated with the settlement of the DERMAGRAFT litigation.

Net cash provided by investing activities was $1,676.8 million during the nine months ended September 30, 2018, primarily related due to proceeds from the sale of the Oncology franchise of $2,412.2 million, proceeds from the sale of investments of $31.8 million, offset by purchases of $564.6 million of PP&E due to continued investments in manufacturing operations, and the acquisition of a European plasma company for $104.7 million.

Net cash used in financing activities was $4,751.1 million during the nine months ended September 30, 2018, principally due to the repurchase of $2.3 billion of Baxalta notes, $1.2 billion of repayments under the November 2015 Facility, a contingent consideration payment of $396.0 million, repayment of the $375.0 million floating-rate Baxalta notes and the $375.0 million fixed-rate Baxalta notes, and a dividend payment of $276.6 million, which was partially offset by $105.0 million of increased borrowings under the RCF, and $180.8 million of cash proceeds from the exercise of options.

Obligations and commitments

There were no material changes to the Company’s contractual obligations previously disclosed in ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation of Shire's Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.

On September 11, 2018, Shire purchased an aggregate of $2.3 billion in principal amount of Baxalta Notes from existing holders consisting of its 2.875% Notes due June 2020, 3.600% Notes due June 2022, 4.000% Notes due June 2025 and 5.250% Notes due June 2045 pursuant to a debt tender offer. Shire paid approximately $2.4 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offer, the Company recognized a loss on extinguishment of debt in the third quarter of 2018 of $40.6 million, which is included in Other (expense)/income, net within the Unaudited Consolidated Statements of Operations.

Recent Accounting Pronouncements

A description of recently issued accounting standards is included under the heading “New Accounting Pronouncements” in Note 2, Summary of Significant Accounting Policies.

Critical Accounting Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the valuation of intangible assets (including goodwill), sales deductions, income taxes (including provisions for uncertain tax positions and the realization of deferred tax assets), provisions for litigation and legal proceedings, contingent consideration receivable from divestments of products or businesses and contingent consideration payable in respect of business combinations and asset purchases and pension costs. Estimates are based on historical experience, current conditions, and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, of Shire's Annual Report on Form 10-K 2017 for the year ended December 31, 2017, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's critical accounting policies during the three months ended September 30, 2018.

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

As of September 30, 2018, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, including those with respect to the Income Access Share (IAS) Trust. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including those with respect to the IAS Trust, are effective at the reasonable level of assurance to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: Other Information

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 24, Legal and Other Proceedings, to these Unaudited Consolidated Financial Statements included in Part I: Item 1. Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth PART I, ITEM 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the risk factors set forth in

PART II, ITEM 1A. Risk Factors in the Company's Quarterly Report on FORM 10-Q for the quarter ended June 30, 2018.

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

Date: November 1, 2018	/s/ Dr. Flemming Ornskov Dr. Flemming Ornskov Chief Executive Officer

Date: November 1, 2018	/s/ Thomas Dittrich Thomas Dittrich Chief Financial Officer